Form 10-Q
period 1998-03-31
WHEELING PITTSBURGH CORP /DE/
filed 1998-05-15
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


FOR QUARTER ENDED MARCH 31, 1998            COMMISSION FILE NUMBER


                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)


      DELAWARE                                   55-0309927
(State of Incorporation)                       (I.R.S. Employer
                                               Identification No.)

  1134 MARKET STREET
         WHEELING, WV                                   26003
(Address of principal executive offices)              (Zip code)


        Registrant's telephone number, including area code: 304-234-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

The number of shares of Common Stock issued and outstanding was 100 shares as of May 14, 1998.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         QUARTER ENDED MARCH 31,
                                                       1998              1997
                                                 (In thousands except per share)

NET SALES                                              $259,121      $ 79,014
---------

OPERATING COSTS
  Cost of goods sold                                    229,939       113,153
  Depreciation                                           19,531        10,577
  Selling, administrative and general expense            14,315        12,389
                                                       --------      --------
                                                        263,785       136,119
                                                       --------      --------

OPERATING LOSS                                           (4,664)      (57,105)
  Interest expense on debt                                9,400         5,999
  Other income (expense)                                    276         1,208
                                                       --------       -------

LOSS BEFORE TAXES                                       (13,788)      (61,896)

        Tax benefit                                      (4,837)      (21,645)
                                                       --------      --------

NET LOSS                                              $  (8,951)     $(40,251)
                                                      =========      ========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                  MARCH 31,         DECEMBER 31,
                                                    1998              1997
                                               (Dollars and shares in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                       $     --          $     --
  Trade receivables - net                           57,084            44,569
  Inventories:
    Finished and semi-finished products            172,229           149,550
    Raw materials                                   79,370           103,735
    Other materials and supplies                    20,448            19,811
    Excess of LIFO over current cost               (17,239)          (17,239)
                                                ----------          ---------
                                                   254,808           255,857

  Other current assets                              17,982            24,938
                                                ----------          --------
           Total current assets                    329,874           325,364

Investments in other companies                      64,701            68,742
Property, plant and equipment at cost, less
    accumulated depreciation and amortization      681,332           694,108
Deferred income taxes                              204,666           196,966
Intangible asset-pensions                           76,714            76,714
Due from affiliates                                 17,614            27,955
Deferred charges and other assets                   34,899            34,719
                                                ----------        ----------
                                                $1,409,800        $1,424,568
                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                          $  131,171        $  116,559
        Short-term borrowings                       56,072            89,800
        Deferred income taxes - current             43,099            32,196
        Other current liabilities                   71,873            77,441
        Long-term debt due in one year                 212               199
                                                ---------        -----------
            Total current liabilities              302,427           316,195

Long-term debt                                     349,864           349,904
Pension liability                                  172,767           166,652
Other employee benefit liabilities                 429,026           427,125
Other liabilities                                   49,955            49,980
                                                ----------       -----------
                                                 1,304,039         1,309,856
                                                ----------       -----------

Stockholders' Equity:
   Common Stock - $.01 par value - 100
        shares issued and outstanding                   --               --
   Additional paid-in capital                      272,065          272,065
   Accumulated earnings (deficit)                 (166,304)        (157,353)
                                               -----------      -----------
Total stockholders' equity                         105,761          114,712
                                               -----------      -----------

                                                $1,409,800       $1,424,568
                                                ==========      ===========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                   QUARTER ENDED MARCH 31,
                                                                      1998       1997
                                                                      ----       ----
                                                                 (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ......................................   $ (8,951)   $(40,251)
        Non cash expenses:
             Depreciation ......................................     19,531      10,577
             Other postemployment benefits .....................      2,150        --
             Income taxes ......................................        322     (21,927)
             Equity income in affiliated companies .............       (958)       (931)
             Pension expense ...................................      5,556        --
        Decrease (increase) in working capital elements:
             Trade receivables .................................    (28,015)     10,789
             Trade receivables sold ............................     15,500        --
             Inventories .......................................      1,049     (19,101)
             Other current assets ..............................      6,956      (3,193)
             Trade payables ....................................     14,612      (5,993)
             Other current liabilities .........................      5,335      18,401
        Other items - net ......................................      2,008      12,072
                                                                   --------    --------

             Net cash provided by (used in) operating activities     35,095     (39,557)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Plant additions and improvements .......................     (6,755)     (2,188)
        Dividends from affiliates ..............................      5,000       2,500
                                                                   --------    --------

             Net cash provided by (used in)
                   investing activities ........................     (1,755)        312
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term borrowings .......................        (27)     (1,894)
        Short term borrowings (payments) .......................    (33,728)       --
        Letter of credit collateralization .....................        415         400
                                                                   --------    --------

             Net cash provided by (used in) financing activities    (33,340)     (1,494)
                                                                   --------    --------

INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS .......................................       --       (40,739)

Cash and cash equivalents
        at beginning of period .................................       --        35,950

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD .......................................   $   --      $ (4,789)
                                                                   ========    ========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

         The consolidated balance sheet as of March 31, 1998, the consolidated statement of operations and the consolidated statement of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at March 31, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly owned subsidiary of WHX Corporation ("WHX").

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS SEGMENT

         The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, bridge form and other products used primarily by the construction, highway and agricultural markets.

NOTE 1 - CORPORATE REORGANIZATION

        FORMATION OF WHX CORPORATION

         On July 26, 1994 the Company and its subsidiaries were reorganized and a new holding company, WHX, was formed. Upon effectiveness of the merger each share of then outstanding WPC Common Stock, WPC Series A Preferred Stock and each WPC warrant were converted into a share of WHX Common Stock, WHX Series A Preferred Stock and a WHX Warrant, respectively. WHX also assumed the obligation to purchase the Redeemable Common Stock of the ESOP and guaranteed substantially all of the Company's then outstanding indebtedness.

         The merger was accounted for as a reorganization of entities under common control whereby the basis of assets and liabilities were unchanged. Pursuant to their merger agreement the Company contributed the capital stock of the following subsidiaries to WHX: WP Land Company, Wheeling-Pittsburgh Radio Corporation (and its subsidiaries) and Wheeling-Pittsburgh Capital Corporation. Additionally, the Company contributed the cash and marketable securities and certain real property and leasehold interests to WHX. WPC retained the capital stock of the remaining steel-related subsidiaries' equity investments.

         Prior to the Corporate Reorganization, the operations of the non-steel subsidiaries, and the income and gains and losses from the cash, marketable securities and real estate, were included in the consolidated results of operations of the Company. Following the Corporate Reorganization, such results were included only in the consolidated results of WHX. At March 31, 1998 and December 31, 1997, amounts due from affiliates totaled $17.6 million and $28.0 million, respectively. These amounts reflect cash advances between affiliates, dividends paid by WPC on behalf of WHX, intercompany tax allocations and working capital advances to Unimast, Inc., ("Unimast"), a wholly-owned subsidiary of WHX.


NOTE 2 - HANDY & HARMAN ACQUISITION

         On March 1, 1998, WHX entered into a definitive merger agreement with Handy & Harman ("Handy & Harman"), a New York Stock Exchange listed company which is a diversified industrial manufacturing company, to acquire all of the outstanding common shares of Handy & Harman at $35.25 per share. The transaction has a total value of approximately $603.6 million, including the assumption of approximately $185.7 million in debt. On April 13, 1998, WHX completed the acquisition of Handy & Harman and merged it with a wholly-owned subsidiary of WHX, with Handy & Harman as the surviving entity. WHX financed the transaction through cash on hand and a private placement of debt securities.

NOTE 3 - SALES OF RECEIVABLES

         Accounts receivable at March 31, 1998 and 1997 exclude $84.5 million and $45.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.25% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 4 - REVOLVING CREDIT FACILITY

         On December 28, 1995, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

         The RCF expires on May 3, 1999. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

         Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC"), Wheeling Construction Products, Inc. ("WCPI") and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things, dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. Borrowings outstanding against the RCF at March 31, 1998 totaled $56.1 million. Letters of credit outstanding under the RCF were $10.0 million at March 31, 1998.

         In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1998 letters of credit totaling $8.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 5 - LONG-TERM DEBT

         In November 1997, the Company issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company filed a registration statement related to an exchange offer for the Senior Notes under the Securities Act of 1933.

         In November 1997 the Company also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either
(i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. The Company's obligations under the Term Loan Agreement will be guaranteed by it's then outstanding present and future operating subsidiaries.

         The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9d% Senior Secured Notes due 2003 and to pay down borrowings under the RCF.

NOTE 6 - CONTINGENCIES

ENVIRONMENTAL MATTERS

         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $3.0 million and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates costs to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

         The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $3.0 million for 1996, 1997 and the first quarter of 1998, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

         Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and March 31, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

         Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

NOTE 7 - COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as changes in equity resulting from nonowner sources (e.g., foreign currency gains and losses, unrealized gains and losses on certain securities, pension liability adjustments). The Company does not have any items of comprehensive income; accordingly, comprehensive income has not been presented in the accompanying financial statements.

PART I

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

            Net sales for the first quarter of 1998 totaled $259.1 million on shipments of steel products totaling 530,393 tons. Net sales for the first quarter of 1997 totaled $79.0 million on shipments of 106,203 tons. The increase in net sales and shipments of steel products primarily reflects the effect of a strike by the United Steelworkers of America in the prior period. During the strike, no products were being produced or shipped at eight facilities which represented approximately 80% of the tons shipped by the Company on an annual basis. The new labor agreement resulted in the elimination of 850 jobs, directly affecting operating costs. The first quarter 1998 results reflect the re-start of operations and the progression toward achieving pre-strike production and shipping levels. Steel prices on the products shipped decreased 3.5% from the comparable period in 1997.

            First quarter 1998 operating costs increased to $263.8 million from $136.1 million in 1997 first quarter. Operating cost per ton decreased to $497 per ton in the 1998 first quarter from $1,282 per ton in the 1997 first quarter. The increase in operating costs reflects the effects of the strike on the volume of steel products produced and shipped in the first quarter of 1997. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the first quarter of 1998 while completion of the door rehabilitation program at the #8 coke battery adversely affected operating costs. The Company produced 623,714 tons of raw steel in the 1998 first quarter, setting a new production record at its Steubenville complex. There was no raw steel produced in the 1997 first quarter.

            Depreciation expense increased $8.9 million to $19.5 million in the first quarter of 1998 from $10.6 million in the comparable period in 1997 due to the effects of the strike on production in the first quarter of 1997 and the higher levels of raw steel production and its effect on the units of production depreciation method.

            Selling, administrative and general expense for the first quarter of 1998 increased $1.9 million to $14.3 million from $12.4 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike.

            Interest expense for the first quarter 1998 increased $3.4 million to $9.4 million from the comparable period in 1997 due to higher levels of long-term debt.

         Other income decreased $.9 million to $.3 million in the first quarter of 1998, compared to $1.2 million in the 1997 first quarter. The decrease in other income reflects increased fees on trade receivables sold in 1998.

            The 1998 and 1997 first quarter tax provisions (benefits) reflect an estimated annual effective tax rate of 35%.

            Net loss for the 1998 first quarter totaled $9.0 million compared to the 1997 first quarter net loss which totaled $40.3 million.

FINANCIAL POSITION

            Net cash flow provided by operating activities for the first quarter of 1998 totaled $35.1 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) provided $15.4 million of funds. Accounts receivable increased by $28.0 million (excluding a $15.5 million sale of trade receivables under the Receivables Facility), trade payables increased $14.6 million and other current liabilities increased $5.3 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $254.8 million at March 31, 1998, a decrease of $1.0 million from December 31, 1997. The increase in accounts receivable is due to increased shipments.

            In the first  quarter  of 1998,  $6.8  million  was spent on capital improvements including $3.0 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

            On December 28, 1995, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a new Revolving Credit Facility ("the Revolving Credit Facility") with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150 million and a $35 million sub-limit for letters of credit. The Revolving Credit Facility expires May 3, 1999. Interest is calculated at a Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%. Borrowings under the Revolving Credit Facility are secured primarily by 100% of eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The Revolving Credit Facility has certain financial covenants restricting indebtedness, liens and distributions. Borrowings under the Revolving Credit Facility at March 31, 1998 totaled $56.1 million and letters of credit outstanding under the revolving credit facility totaled $10.0 million.

            In November 1997, the Company issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company filed a registration statement related to an exchange offer for the Senior Notes under the Securities Act of 1933.

            In November 1997 the Company also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either
(i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. The Company's obligations under the Term Loan Agreement will be guaranteed by it's then outstanding present and future operating subsidiaries.

            The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9d% Senior Secured Notes due 2003 and to pay down borrowings under the Revolving Credit Facility.

            In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1998 letters of credit totaling $8.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

            Under the terms of the new labor agreement, WPSC established a Defined Benefit Pension Plan ("DB Plan") covering its hourly employees. As of December 31, 1997, WPSC had an unfunded accumulated pension benefit obligation for the DB Plan of approximately $167.3 million, of which approximately 75% must be funded over the next five years. In accordance with ERISA regulations, the Company would not have had to make significant contributions to fund the obligations of the new plan in 1998, but would be required to fund $31.4 million in the first quarter of 1999. However, as a result of the acquisition of Handy & Harman and its significantly overfunded pension plans, this funding obligation may be significantly reduced or eliminated and is not classified as a current liability.

LIQUIDITY

            Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the 1998 first quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

            The Company began a Year 2000 compliance project in July 1995. This project encompasses business systems, mainframe processor systems, plant operating systems, end-user computing systems, wide-area and voice networks, and building and plant environmental systems. Included in the project plan is a review and Year 2000 compliance assurance program with customers, suppliers, and other constituents. System inventories throughout the Company are being reviewed and work is in progress to ensure that such systems are Year 2000 compliant. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARD

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management has not determined the impact of adoption of SOP 98-1 on the Company's results of operations or financial position.

                                     ******

        When  used  in the  Management's  Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

PART II OTHER INFORMATION


Item 6.(a)            EXHIBITS

                      27 Financial Data Schedule




    6.(b)             REPORT ON FORM 8-K

                      None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WHEELING-PITTSBURGH CORPORATION


                               /s/ P.J. Mooney
                               ---------------
                                   P.J. Mooney
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)



May 15, 1998