Form 10-Q
period 1998-06-30
WHEELING PITTSBURGH CORP /DE/
filed 1998-08-13
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                              --------------------------------------------------

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------


    For Quarter Ended June 30, 1998             Commission File Number 033-89746


                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                55-0309927
        (State of Incorporation)                     (I.R.S. Employer
                                                    Identification No.)

           1134 Market Street
              Wheeling, WV                                 26003
(Address of principal executive offices)                (Zip code)


        Registrant's telephone number, including area code: 304-234-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----  ----

The number of shares of Common Stock issued and outstanding was 100 shares as of July, 31, 1998.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                             Quarter Ended June 30,                 Six Months Ended June 30,
                                                             ----------------------                 ------------------------
                                                           1998              1997                      1998              1997
                                                           ----              ----                      ----              ----
                                                                               (Dollars in thousands)

Net Sales                                               $288,767           $87,878                $547,888           $166,892
---------

Operating Costs
      Cost of goods sold                                 236,406           108,703                 466,345            221,856
      Depreciation                                        19,581            10,578                  39,112             21,155
      Selling, administrative and general expense         15,937            13,159                  30,252             25,548
                                                       ---------          --------                --------           --------

                                                         271,924           132,440                 535,709            268,559
                                                        --------          --------                 -------           --------

Operating Income (Loss)                                   16,843           (44,562)                 12,179           (101,667)
-----------------------

      Interest expense on debt                             8,743             6,518                  18,143             12,517
      Other income (expense)                               1,824            (2,101)                  2,100               (893)
                                                       ---------        -----------              ---------           ---------

Income (Loss) Before Taxes                                 9,924           (53,181)                 (3,864)          (115,077)
--------------------------

      Tax provision (benefit)                              3,832           (18,597)                 (1,005)           (40,242)
                                                       ---------         ----------               --------          ----------

Net Income (Loss)                                         $6,092          $(34,584)                $(2,859)          $(74,835)
-----------------                                         ======          =========                ========          =========



See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,                December 31,
                                                                           1998                      1997
                                                                           ----                      ----
                                                                          (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                         $   --                  $     --
      Trade receivables - net                                             65,529                    44,569

      Inventories:
          Finished and semi-finished products                            184,490                   149,550
          Raw materials                                                   69,899                   103,735
          Other materials and supplies                                    17,848                    19,811
          Excess of LIFO over current cost                               (17,239)                  (17,239)
                                                                     -----------               -----------
                                                                         254,998                   255,857

      Other current assets                                                 6,652                    24,938
                                                                    ------------                ----------
                          Total current assets                           327,179                   325,364

Investments in other companies                                            66,881                    68,742
Property, plant and equipment at cost, less
      accumulated depreciation and amortization                          664,756                   694,108
Deferred income taxes                                                    167,137                   196,966
Intangible asset-pensions                                                     --                    76,714
Due from affiliates                                                       30,935                    27,955
Deferred charges and other assets                                         34,471                    34,719
                                                                   -------------               -----------
                                                                      $1,291,359                $1,424,568
                                                                      ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                   $ 123,606                 $ 116,559
      Short-term borrowings                                               54,694                    89,800
      Deferred income taxes - current                                     30,023                    32,196
      Other current liabilities                                           83,616                    77,441
      Long-term debt due in one year                                         212                       199
                                                                  --------------               -----------
                          Total current liabilities                      292,151                   316,195

Long-term debt                                                           349,837                   349,904
Pension liability                                                           --                     166,652
Other employee benefit liabilities                                       420,315                   427,125
Other liabilities                                                         54,130                    49,980
                                                                    ------------              ------------
                                                                       1,116,433                 1,309,856
                                                                     -----------                ----------

Stockholders' Equity:
      Common Stock - $.01 par value - 100
          shares issued and outstanding                                     --                         --
      Additional paid-in capital                                         335,138                   272,065
      Accumulated earnings (deficit)                                    (160,212)                 (157,353)
Total stockholders' equity                                               174,926                   114,712
                                                                    ------------              ------------

                                                                      $1,291,359                $1,424,568
                                                                      ==========                ==========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                        1998                      1997
                                                                        ----                      ----
                                                                          (Dollars in thousands)
Cash flows from operating activities:
      Net income (loss)                                               $ (2,859)                $ (74,835)
      Non cash expenses:
          Depreciation                                                  39,112                    21,155
          Other postemployment benefits                                 (2,150)                   (1,200)
          Income taxes                                                   3,307                   (38,679)
          Equity income in affiliated companies                         (3,138)                    1,371
          Pension expense                                                8,015                        --
      Decrease (increase) in working capital elements:
          Trade receivables                                            (45,960)                    7,881
          Trade receivables sold                                        25,000                        --
          Inventories                                                      859                   (39,143)
          Other current assets                                          18,286                    (1,268)
          Trade payables                                                 7,049                    16,892
          Other current liabilities                                      4,000                    12,718
      Other items - net                                                (12,312)                   25,210
                                                                   -----------                 ---------

          Net cash provided by (used in) operating activities           39,209                   (69,898)
                                                                    ----------                 ---------

Cash flows from investing activities:
      Plant additions and improvements                                  (9,869)                   (3,814)
      Investment in affiliates                                             --                     (3,450)
      Dividends from affiliates                                          5,000                     2,500
      Proceeds from sale of property                                       --                        797
                                                                   -----------                ----------

          Net cash provided by (used in)
              investing activities                                      (4,869)                   (3,967)
                                                                     ---------                 ----------

Cash flows from financing activities:
      Payments on long-term borrowings                                     (54)                   (1,946)
      Short term borrowings (payments)                                 (35,106)                   43,000
      Letter of credit collateralization                                   820                     3,199
                                                                     ---------                 ---------

          Net cash provided by (used in) financing activities          (34,340)                   44,253
                                                                     ---------                  --------

Increase (Decrease) in cash and
      cash equivalents                                                     --                     (29,612)

Cash and cash equivalents
      at beginning of period                                               --                      35,950

Cash and cash equivalents
      at end of period                                             $      --                   $   6,338
                                                                   ===========                 =========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------

             The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations for the three and six month periods ended and the consolidated statement of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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

Business Segment
----------------

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

Note 1 - Corporate Reorganization
---------------------------------

      Formation of WHX Corporation

             On July 26, 1994 the Company and its subsidiaries were reorganized and a new holding company, WHX, was formed. Upon effectiveness of the merger each share of then outstanding WPC Common Stock, WPC Series A Preferred Stock and each WPC warrant was converted into a share of WHX Common Stock, WHX Series A Preferred Stock and a WHX Warrant, respectively. WHX also assumed the obligation to purchase the Redeemable Common Stock of the ESOP and guaranteed substantially all of the Company's then outstanding indebtedness.

             The merger was accounted for as a reorganization  of entities under common control whereby the basis of assets and liabilities were unchanged. Pursuant to their merger agreement the Company contributed the capital stock of the following subsidiaries to WHX: WP Land Company, Wheeling-Pittsburgh Radio Corporation (and its subsidiaries) and Wheeling-Pittsburgh Capital Corporation. Additionally, the Company contributed cash and marketable securities and certain real property and leasehold interests to WHX. WPC retained the capital stock of the remaining steel-related subsidiaries' equity investments.

             At June 30, 1998 and December 31, 1997, amounts due from affiliates totaled $30.9 million and $28.0 million, respectively. These amounts reflect cash advances between affiliates, dividends paid by WPC on behalf of WHX, intercompany tax allocations and working capital advances to Unimast, Inc., ("Unimast"), a wholly-owned subsidiary of WHX. These amounts could be settled in cash or through the equity accounts.

Note 2 - Merger of Pension Plans
--------------------------------

             In May 1998 WHX completed the merger of WPC's defined benefit pension plan with the pension plans of its wholly owned Handy & Harman ("H&H") subsidiary. Under the terms of the merged WHX Pension Plan there will be a series of benefit structures, which will essentially continue the various pension plans for employees of the Wheeling-Pittsburgh Steel Corporation WPSC and H&H pension plans as they existed before the mergers.

             At the time of the merger of the pension plans, the assets in the H&H pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WPC pension plans exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WPC Pension Plan and WPC's balance sheet liability and will materially reduce WPC's net periodic pension expense in future periods. Furthermore, based on current actuarial assumptions, the merged pension plan is expected to be fully funded for several years under the Internal Revenue Code guidelines. The merger therefore substantially reduces future cash funding obligations of WPC estimated to be approximately $135 million over the next four years. The pension obligations will be accounted for on the WHX (parent company) books. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. After the merger of the pension plans, in accordance with applicable rules WPC pension expense is allocated by WHX and charged monthly.

Note 3 - Sales of Receivables
-----------------------------

             Accounts receivable at June 30, 1998 and 1997 exclude $94.0 million and $45.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.1375% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 4 - Revolving Credit Facility
----------------------------------

             On December 28, 1995, WPSC entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit. Borrowings outstanding against the RCF at June 30, 1998 totaled $54.7 million. Letters of credit outstanding under the RCF were $10.6 million at June 30, 1998.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1998 letters of credit totaling $8.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.


Note 5 - Contingencies
----------------------

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

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $5.0 million for 1996, 1997 and the first half of 1998, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $11.1 million at June 30, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

Note 6 - Comprehensive Income
-----------------------------

             The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus changes in equity resulting from nonowner sources (e.g., foreign currency gains and losses, unrealized gains and losses on certain securities, pension liability adjustments). The Company does not have any items of comprehensive income other than net income; accordingly, comprehensive income has not been separately presented in the accompanying financial statements.

PART I

Item 2.      Management's Discussion and Analysis

General
-------

      WHX, the parent company of WPC, continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.

Results of Operations
---------------------

      Net sales for the second quarter of 1998 totaled $288.8 million on shipments of steel products totaling 557,920 tons. Net sales for the second quarter of 1997 totaled $87.9 million on shipments of 108,687 tons. The increase in net sales and shipments of steel products primarily reflects the effect of a strike by the United Steelworkers of America in the prior period. During the strike, no products were being produced or shipped at eight facilities which represented approximately 80% of the tons shipped by the Company on an annual basis. The new labor agreement resulted in the elimination of 850 jobs, directly affecting operating costs. The 1998 second quarter results reflect continued progress toward achieving pre-strike production and shipping levels.

      Second quarter 1998 operating costs increased to $271.9 million from $132.4 million in 1997 second quarter. Operating cost per ton decreased to $487 per ton in the 1998 second quarter from $1,219 per ton in the 1997 second quarter. The increase in operating costs primarily reflects the effects of higher volumes of production and shipments in the 1998 second quarter compared to the strike affected 1997 second quarter. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the second quarter of 1998. Also, the Company received approximately $9.8 million of insurance recoveries related to various environmental sites and experienced lower pension expense due to the merged overfunded pension plans. The Company produced 620,789 tons of raw steel in the 1998 second quarter. There was no raw steel produced in the 1997 second quarter.

      Depreciation expense increased $9.0 million to $19.6 million in the second quarter of 1998 from $10.6 million in the comparable period in 1997 due to the effects of the strike on production in the second quarter of 1997 and the higher levels of raw steel production in 1998 and its effect on the units of production depreciation method.

      Selling, administrative and general expense for the second quarter of 1998 increased $2.7 million to $15.9 million from $13.2 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike and severance expense incurred in 1998 for the former CEO.

      Interest expense for the second quarter 1998 increased $2.2 million to $8.7 million from the comparable period in 1997 due to higher levels of long-term debt and increased borrowing under the revolving credit facility.

      Other income increased $3.9 million to $1.8 million in the second quarter of 1998, compared to an expense of $2.1 million in the 1997 second quarter. The increase in other income reflects increased equity income from joint venture operations, which were also adversely impacted in the prior period by the strike.

      The 1998 second quarter tax provision reflects an estimated annual effective tax rate of 26% plus an adjustment to reflect a change in annual effective tax rate. The change in annual effective tax rate is due to changes in estimates for annual pre tax income and permanent tax adjustments. The 1997 second quarter tax benefit reflects an estimated annual effective tax rate of 35%.

      Net income for the 1998 second quarter totaled $6.1 million compared to the 1997 second quarter net loss which totaled $34.6 million.

      Net sales for the first half of 1998 totaled $547.9 million on shipments of steel products totaling 1,088,313 tons. Net sales for the first half of 1997 totaled $166.9 million on shipments of 214,890 tons. The increase in net sales and shipments of steel products primarily reflects the effect of the strike. The first half 1998 results reflect continued progress toward achieving pre-strike production and shipping levels.

      Operating costs for the first half of 1998 increased to $535.7 million from $268.6 million in the 1997 first half. Operating cost per ton decreased to $492 per ton in the 1998 first half from $1,250 per ton in the 1997 first half. The increase in operating costs reflects the effects of higher volumes of steel products produced and shipped in the 1998 first half, compared to the first half of 1997. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the first half of 1998. Also, the Company received approximately $9.8 million of insurance recoveries related to various environmental obligations and experienced lower pension expense due to the merged overfunded pension plans. The Company produced 1,244,503 tons of raw steel in the 1998 first half, setting a new production record at its Steubenville complex. There was no raw steel produced in the 1997 first half.

      Depreciation expense increased $18.0 million to $39.1 million in the first half of 1998 from $21.2 million in the comparable period in 1997 due to the effects of the strike on production in the first half of 1997 and the higher levels of raw steel production in 1998 and its effect on the units of production depreciation method.

      Selling, administrative and general expense for the first half of 1998 increased $4.8 million to $30.3 million from $25.5 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike and severance expense incurred for the former CEO.

      Interest expense for the first half 1998 increased $5.6 million to $18.1 million from the comparable period in 1997 due to higher levels of long-term debt and increased borrowing under the revolving credit facility.

      Other income increased $3.0 million to $2.1 million in the first half of 1998, compared to an expense of $.9 million in the 1997 first half. The increase in other income reflects increased equity income from joint venture operations, which were also adversely impacted by the strike.

      The 1998 first half tax provisions reflects an estimated annual effective tax rate of 26%, while the 1997 first half tax benefit reflects an estimated annual effective tax rate of 35%. The decrease in effective tax rate reflects changes in estimated annual pretax income and in the amount of permanent tax adjustments.

      Net loss for the first six months of 1998 totaled $2.9 million compared to the 1997 first six months of 1997 net loss which totaled $74.8 million.

Financial Position

      Net cash flow provided by operating activities for the first half of 1998 totaled $39.2 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) provided $9.2 million of funds. Accounts receivable increased by $46.0 million (excluding a $25.0 million sale of trade receivables under the Receivables Facility), trade payables increased $7.0 million and other current liabilities increased $4.0 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $255.0 million at June 30, 1998, a decrease of $.9 million from December 31, 1997. The increase in accounts receivable is due to increased shipments. Other current assets decreased $12.3 million primarily due to the receipt of a loss carryback tax refund.

      In the first half of 1998, $9.9 million was spent on capital improvements including $5.0 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      On December 28, 1995, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a new Revolving Credit Facility ("the Revolving Credit Facility") with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150 million and a $35 million sub-limit for letters of credit. The Revolving Credit Facility expires May 3, 1999. Borrowings under the Revolving Credit Facility at June 30, 1998 totaled $54.7 million and letters of credit outstanding under the revolving credit facility totaled $10.6 million.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1998 letters of credit totaling $8.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

      Effective May 31, 1996, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for on the WHX books. As a result of the merger of the pension plans and based on current actuarial assumptions, on a consolidated basis WHX will report a net prepaid pension asset of $47.4 million. The merger will also eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense will be allocated and charged quarterly. Management expects the WPC allocated net periodic pension expense of the merged plans to be significantly lower prospectively due to the overfunded status of the plans.

Liquidity
---------

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the 1998 second quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

      The Company began a Year 2000 compliance project in July 1995. This project encompasses business systems, mainframe processor systems, plant operating systems, end-user computing systems, wide-area and voice networks, and building and plant environmental systems. Included in the project plan is a review and Year 2000 compliance assurance program with customers, suppliers, and other constituents. System inventories throughout the Company have been completed and work is in progress to ensure that such systems are Year 2000 compliant. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Company's financial condition or results of operations.

New Accounting Standard
-----------------------

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

                                     ******

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing, and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

PART II         Other Information
                -----------------


Item 6.(a)      Exhibits
                --------

                27 Financial Data Schedule




    6.(b)       Report on Form 8-K
                ------------------

                None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WHEELING-PITTSBURGH CORPORATION




                                        /s/ P. J. Mooney
                                           -----------------------------------
                                                P. J. Mooney
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)
                                                 -----------------------------







August 11, 1998