Form 10-Q
period 1998-09-30
WHEELING PITTSBURGH CORP /DE/
filed 1998-11-13
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1998


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________


         For Quarter Ended September 30, 1998   Commission File Number 033-89746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock issued and outstanding was 100 shares as of October 30, 1998.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                  Quarter Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                                  -----------------------        ---------------------------
                                                                1998               1997           1998                1997
                                                                ----               ----           ----                ----
                                                                                    (Dollars in thousands)

Net Sales                                                       $ 297,717       $ 103,217        $ 845,605        $ 270,109

Operating Costs
      Cost of goods sold                                          252,470         134,838          718,815          356,694
      Depreciation                                                 19,456           8,771           58,568           29,926
      Selling, administrative and general expense                  15,660          13,129           45,912           38,677
      Special charge                                                 --            88,910             --             88,910
                                                                ---------       ---------        ---------        ---------

                                                                  287,586         245,648          823,295          514,207
                                                                ---------       ---------        ---------        ---------

Operating Income (Loss)                                            10,131        (142,431)          22,310         (244,098)

      Interest expense on debt                                      9,145           7,140           27,288           19,657
      Other income (expense)                                        1,472             679            3,572             (214)
                                                                ---------       ---------        ---------        ---------

Income (Loss) Before Taxes                                          2,458        (148,892)          (1,406)        (263,969)

      Tax provision (benefit)                                         499         (52,107)            (506)         (92,349)
                                                                ---------       ---------        ---------        ---------

Net Income (Loss)                                               $   1,959       $ (96,785)       $    (900)       $(171,620)
                                                                =========       =========        =========        =========



See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,             December 31,
                                                                       -------------             ------------
                                                                           1998                      1997
                                                                           ----                      ----
                                                                         (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                      $      --                 $      --
      Trade receivables - net                                             62,931                    44,569

      Inventories:
          Finished and semi-finished products                            189,170                   149,550
          Raw materials                                                   86,123                   103,735
          Other materials and supplies                                    26,290                    19,811
          Excess of LIFO over current cost                               (17,239)                  (17,239)
                                                                     -----------               -----------
                                                                         284,344                   255,857

      Other current assets                                                 3,319                    24,938
                                                                     -----------               -----------
                          Total current assets                           350,594                   325,364

Investments in other companies                                            68,817                    68,742
Property, plant and equipment at cost, less
      accumulated depreciation and amortization                          658,137                   694,108
Deferred income taxes                                                    152,374                   196,966
Intangible asset-pensions                                                   --                      76,714
Due from affiliates                                                       44,425                    27,955
Deferred charges and other assets                                         33,200                    34,719
                                                                     -----------               -----------
                                                                     $ 1,307,547               $ 1,424,568
                                                                     ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                 $   124,316               $   116,559
      Short-term borrowings                                               67,201                    89,800
      Deferred income taxes - current                                     30,023                    32,196
      Other current liabilities                                           91,482                    77,441
      Long-term debt due in one year                                         212                       199
                                                                     -----------               -----------
                          Total current liabilities                      313,234                   316,195

Long-term debt                                                           349,800                   349,904
Pension liability                                                           --                     166,652
Other employee benefit liabilities                                       415,606                   427,125
Other liabilities                                                         52,022                    49,980
                                                                     -----------               -----------
                                                                       1,130,662                 1,309,856
                                                                     -----------               -----------

Stockholders' Equity:
      Common Stock - $.01 par value - 100
          shares issued and outstanding                                     --                        --
      Additional paid-in capital                                         335,138                   272,065
      Accumulated earnings (deficit)                                    (158,253)                 (157,353)
                                                                     -----------               -----------
Total stockholders' equity                                               176,885                   114,712
                                                                     -----------               -----------

                                                                     $ 1,307,547               $ 1,424,568
                                                                     ===========               ===========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended Sept. 30,
                                                                             ---------------------------
                                                                            1998                      1997
                                                                            ----                      ----
                                                                                (Dollars in thousands)
Cash flows from operating activities:
      Net income (loss)                                                  $    (900)             $(171,620)
      Non cash expenses:
          Depreciation                                                      58,568                 29,927
          Other postemployment benefits                                     (4,650)                (1,390)
          Income taxes                                                      17,761                (88,246)
          Equity income in affiliated companies                             (5,074)                 1,191
          Pension expense                                                    8,894                  3,655
          Special charge, net of current portion                              --                   57,459
      Decrease (increase) in working capital elements:
          Trade receivables                                                (44,362)                (3,516)
          Trade receivables sold                                            26,000                  3,500
          Inventories                                                      (28,487)               (63,004)
          Other current assets                                              21,619                  3,284
          Trade payables                                                     7,757                 38,728
          Other current liabilities                                         11,868                 29,808
      Other items - net                                                    (29,818)                39,913
                                                                         ---------              ---------

          Net cash provided by (used in) operating activities               39,176               (120,311)
                                                                         ---------              ---------

Cash flows from investing activities:
      Plant additions and improvements                                     (22,706)               (17,977)
      Investment in affiliates                                                --                   (5,450)
      Dividends from affiliates                                              5,000                  2,500
      Proceeds from sale of property                                          --                    1,217
                                                                         ---------              ---------
          Net cash provided by (used in)
              investing activities                                         (17,706)               (19,710)
                                                                         ---------              ---------

Cash flows from financing activities:
      Payments on long-term borrowings                                         (91)                (1,928)
      Short term borrowings (payments)                                     (22,599)                97,000
      Letter of credit collateralization                                     1,220                  8,999
                                                                         ---------              ---------

          Net cash provided by (used in) financing activities              (21,470)               104,071
                                                                         ---------              ---------

Increase (Decrease) in cash and
      cash equivalents                                                        --                  (35,950)
                                                                         ---------              ---------

Cash and cash equivalents
      at beginning of period                                                  --                   35,950
                                                                         ---------              ---------

Cash and cash equivalents
      at end of period                                                   $    --                $    --
                                                                         =========              =========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------

             The consolidated balance sheet as of September 30, 1998, the consolidated statement of operations for the three and nine month periods ended and the consolidated statement of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             At September 30, 1998 and December 31, 1997, amounts due from affiliates totaled $44.4 million and $28.0 million, respectively. These amounts reflect cash advances between affiliates, dividends paid by WPC on behalf of WHX, intercompany tax allocations and working capital advances to Unimast, Inc., ("Unimast"), a wholly-owned subsidiary of WHX. These amounts could be settled in cash or through the equity accounts.

Note 2 - Merger of Pension Plans
--------------------------------

             In May 1998 WHX completed the merger of WPC's defined benefit pension plan with the pension plans of its wholly owned Handy & Harman ("H&H") subsidiary. Under the terms of the merged WHX Pension Plan there is a series of benefit structures, which essentially continue the various pension plans for employees of the Wheeling-Pittsburgh Steel Corporation ("WPSC") and H&H pension plans as they existed before the mergers. The pension plan merger eliminates both the underfunding in the WPC Pension Plan and WPC's balance sheet liability and will materially reduce WPC's net periodic pension expense in future periods. Based on current actuarial assumptions, the merged pension plan is expected to be fully funded for several years under the Internal Revenue Code guidelines. The merger eliminates approximately $135 million of future cash funding obligations of WPC over the next four years.

Note 3 - Sales of Receivables
-----------------------------

             Accounts receivable at September 30, 1998 and 1997 exclude $95.0 million and $48.5 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.1375% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 4 - Revolving Credit Facility
----------------------------------

             On December 28, 1995, WPSC entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit. Borrowings outstanding against the RCF at September 30, 1998 totaled $67.2 million. Letters of credit outstanding under the RCF were $8.7 million at September 30, 1998.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1998 letters of credit totaling $8.1 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.


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

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $6.5 million for 1996, 1997 and the nine months of 1998, respectively. The Company anticipates spending approximately $27.6 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $10.5 million in 1998, $13.2 million in 1999 and $3.9 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at September 30, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

PART I

Item 2.      Management's Discussion and Analysis

General

      WPSC announced on September 30, 1998 that it is actively supporting the "Stand Up for Steel" Campaign initiated by the United Steel Workers of America and other steel producers. The Campaign is aimed at creating government action against dumping foreign steel at prices below the cost of production.

      On October 27, 1998 WPSC also filed suit against 15 Japanese and Russian steel producers and trading companies, alleging that they are selling hot-rolled steel to WPSC's customers in Ohio below the cost of production and are causing the company irreparable harm. The suit seeks to have the defendant companies immediately enjoined from selling or otherwise providing hot-rolled steel manufactured in Russia or Japan below its cost of production and delivery to the Ohio market. It asked for accelerated handling of the complaint by the Belmont County Common Pleas Court. The defendant companies have filed a Notice of Removal removing the action from the Common Pleas Court to the United States District Court for the Southern District of Ohio. WPSC has filed a motion to remand the action to the Common Pleas Court. The notion is currently pending.

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

Results of Operations
---------------------

      Net sales for the third quarter of 1998 totaled $297.7 million on shipments of steel products totaling 591,043 tons. Net sales for the third quarter of 1997 totaled $103.2 million on shipments of 147,888 tons. The increase in net sales and shipments of steel products primarily reflects the return to pre-strike levels of sales for Wheeling-Pittsburgh Steel Corporation's ("WPSC") operations compared to the third quarter 1997, which earlier period reflects the effect of the strike by the United Steel Workers of America. The new labor agreement resulted in the elimination of 850 jobs, directly affecting operating costs.

      Third quarter 1998 operating costs increased to $287.6 million from $156.7 million, excluding the special charge, in third quarter 1997. Operating cost per ton decreased to $487 per ton in the 1998 third quarter from $1,060 per ton in the 1997 third quarter. The increase in operating costs primarily reflects the effects of higher volumes of production and shipments in the 1998 third quarter compared to the strike affected 1997 third quarter. The Company also recorded unfavorable physical inventory adjustments of $4.5 million in the third quarter. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the third quarter of 1998. Also, the Company experienced lower pension expense due to the merged overfunded pension plans. The Company produced 617,303 tons of raw steel in the 1998 third quarter, as compared to 118,541 tons in the 1997 third quarter.

      Depreciation expense increased $10.7 million to $19.5 million in the third quarter of 1998 from $8.8 million in the comparable period in 1997 due to the effects of the strike on production in the third quarter of 1997 and the higher levels of raw steel production in 1998 and its effect on the units of production depreciation method.

      Selling, administrative and general expense for the third quarter of 1998 increased $2.5 million to $15.7 million from $13.1 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike and an increased salaried workforce following the settlement of the strike in 1998.

      Third quarter 1997 operating costs include a special charge of $88.9 million related to the new labor agreement. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses and special assistance payments and other employee benefits totaling $6.7 million.

      Interest expense for the third quarter 1998 increased $2.0 million to $9.1 million from the comparable period in 1997 due to higher levels of long-term debt.

      Other income increased $.8 million to $1.5 million in the third quarter of 1998, compared to $.7 million in the 1997 third quarter. The increase in other income reflects increased equity income from joint venture operations, which were also adversely impacted in the prior period by the strike, partially offset by a decrease in other income resulting from increased fees on trade receivables sold in 1998.

      The 1998 third quarter tax provision reflects an estimated annual effective tax rate of 36% and a cumulative adjustment to the first six months. The change in annual effective tax rate is due to changes in estimates for annual pre-tax income. The 1997 third quarter tax benefit reflects an estimated annual effective tax rate of 35%.

      Net income for the 1998 third quarter totaled $2.0 million compared to the 1997 third quarter net loss which totaled $96.8 million. This is the first profitable quarter since the beginning of the ten-month strike on October 1, 1996.

      Net sales for the nine month period of 1998 totaled $845.6 million on shipments of steel products totaling 1,679,356 tons. Net sales for the nine month period of 1997 totaled $270.1 million on shipments of 362,778 tons. The increase in net sales and shipments of steel products primarily reflects the effect of the strike. The 1998 nine month results reflect progress toward and ultimately achieving pre-strike production and shipping levels.

      Operating costs for the nine month period of 1998 increased to $823.3 million from $425.3 million, excluding the special charge in the 1997 nine months. Operating cost per ton decreased to $490 per ton in the 1998 nine month period from $1,172 per ton in the 1997 nine month period. The increase in operating costs reflects the increased volume of raw steel production at WPSC's operations, which were idled throughout much of 1997 due to the strike and includes an unfavorable physical inventory adjustment of $4.5 million recorded in the third quarter. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the nine months of 1998. Also, the Company experienced lower pension expense due to the merged overfunded pension plans. The Company produced 1,861,806 tons of raw steel in the 1998 nine month period, while producing 118,541 tons in the 1997 nine month period.

      Depreciation expense increased $28.7 million to $58.6 million in the nine month period of 1998 from $29.9 million in the comparable period of 1997 due to the effects of the strike on production in the nine months of 1997 and the higher levels of raw steel production in 1998 and its effect on the units of production depreciation method.

      Selling, administrative and general expense for the nine month period of 1998 increased $7.2 million to $45.9 million from $38.7 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike, severance expense incurred for the former CEO, and increased management fees paid to WPN Corporation during 1998.

      Interest expense for the nine month period of 1998 increased $7.6 million to $27.3 million from the comparable period in 1997 due to higher levels of long-term debt and increased borrowing under the revolving credit facility.

      Other income increased $3.8 million to $3.6 million in the nine month period of 1998, compared to an expense of $.2 million in the 1997 nine month period. The increase in other income reflects increased equity income from joint venture operations, which were also adversely impacted by the strike, partially offset by a decrease in other income resulting from increased fees on trade receivables sold in 1998 and lower interest income earned on investments.

      The 1998 nine month tax benefit reflects an estimated annual effective tax rate of 36%, while the 1997 nine month tax benefit reflects an estimated annual effective tax rate of 35%. The increase in effective tax rate reflects changes in estimated annual pretax income.

      Net loss for the 1998 nine month period totaled $.9 million compared to the 1997 nine month net loss which totaled $171.6 million.

Financial Position
------------------

      Net cash flow provided by operating activities for the nine months of 1998 totaled $39.2 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) used $5.6 million of funds. Accounts receivable increased by $44.4 million (excluding a $26.0 million sale of trade receivables under the Receivables Facility), trade payables increased $7.8 million and other current liabilities increased $11.9 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $284.3 million at September 30, 1998, an increase of $28.5 million from December 31, 1997. The increase in accounts receivable is due to increased shipments. Other current assets decreased $21.6 million primarily due to the receipt of a loss carry back tax refund.

      In  the  nine  months  of  1998,   $22.7  million  was  spent  on  capital
improvements including $6.5 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      In December 1995, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a new Revolving Credit Facility ("the Revolving Credit Facility") with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150 million and a $35 million sub-limit for letters of credit. The Revolving Credit Facility expires May 3, 1999. Borrowings under the Revolving Credit Facility at September 30, 1998 totaled $67.2 million and letters of credit outstanding under the Revolving Credit Facility totaled $8.7 million.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1998 letters of credit totaling $8.1 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

      Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for on the WHX books. As a result of the merger of the pension plans and based on current actuarial assumptions, on a consolidated basis, WHX will report a net prepaid pension asset of $47.4 million. The merger will also eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded on WHX books. Management expects the WPC allocated net periodic pension expense of the merged plans to be significantly lower prospectively due to the overfunded status of the plans.

Liquidity
---------

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the 1998 third quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

Year 2000 Project
-----------------

      WPSC's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing at WPSC including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and in addition surveying WPSC's major suppliers and customers to assure their readiness.

      Mainframe business systems are anticipated to be Year 2000 compliant by the end of 1998; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by the end of the first quarter of 1999; process control systems are anticiapted to be compliant by the end of the second quarter of 1999. Building controls are Year 20000 compliant at this time. Supplier and customer survey's are 25% complete at this time and completion is expected by the end of the second quarter of 1999.

      The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $2.0 million. The total amount expended on the project through October 1998 is $1.5 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

      Failure to correct a Year 2000 problem could result in an interruption of certain normal business activities or operations. The Year 2000 project is expected to eliminate any issues that would cause such an interruption. WPSC believes that the implementation of the Year 2000 project changes will minimize any interruptions. WPSC is currently in the process of developing contingency plans regarding component failure of any Year 2000 non-compliant segment of the business.

New Accounting Standard
-----------------------

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expended. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management has not determined the impact of adoption of SOP 98-1 on the Company's results of operations or financial position.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

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



                                    WHEELING-PITTSBURGH CORPORATION




                                    /s/      P. J. Mooney
                                    -------------------------------
                                             P. J. Mooney
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)


November 13, 1998