Form 10-K
period 1998-12-31
WHEELING PITTSBURGH CORP /DE/
filed 1999-03-31
CIK 941738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR

/ / TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 033-89746

                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                         55-0309927
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

           1134 Market Street                       26003
              Wheeling, WV                       (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  212-355-5200
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                             which registered
     -------------------                             ----------------

9 1/4% Senior Notes due 2007                               NA


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure format.

        Incorporation of documents by reference: None

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

            Wheeling-Pittsburgh Corporation ("WPC") and together with its subsidiaries, ( the "Company"), is a wholly owned subsidiary of WHX Corporation ("WHX"). Wheeling-Pittsburgh Steel Corporation ("WPSC"), a wholly owned subsidiary of WPC, is the ninth largest domestic integrated steel manufacturer. The Company is a vertically integrated manufacturer of value-added flat rolled steel products. The Company sells a broad array of value-added products, including cold rolled steel, tin and zinc-coated steels and fabricated steel products. The Company's products are sold to steel service centers, converters, processors, the construction industry, and the container and appliance industries.

            The Company believes that it is one of the lowest cost domestic flat rolled steel producers. The Company's low cost structure is the result of: (i) the restructuring of its work rules and staffing requirements under its new five-year labor agreement which settled a ten-month strike in 1997; (ii) the strategic balance between its basic steel operations and its finishing and fabricating facilities; and (iii) its efficient production of low cost, high quality metallurgical coke.

            The Company believes that its 1997 labor agreement is one of the most flexible in the industry. The new work rule package affords the Company substantially greater flexibility in reducing its overall workforce and assigning and scheduling work, thereby reducing costs and increasing efficiency. Furthermore, the Company has achieved pre-strike steel production levels with 850 fewer employees (a reduction of approximately 20% in its hourly workforce).

            The Company has structured its operations so that its hot strip mill and downstream operations have greater capacity than do its raw steel making operations. The Company therefore can purchase slabs and ship at greater than 100% of its internal production capacity in periods of high demand, while maintaining the ability to curtail such purchases and still operate its basic steel facilities at or near capacity during periods of lower demand. The Company believes this flexibility results in enhanced profitability throughout an economic cycle. The Company also believes that it produces metallurgical coke at a substantially lower cost than do other coke manufacturers because of its proximity to high quality coal reserves and its efficient coke producing plant. This reduces the Company's costs and, as coke demand remains high, allows the Company to sell coke profitably in the spot and contract markets.


BUSINESS STRATEGY

            The Company's business strategy includes the following initiatives:

            IMPROVE COST STRUCTURE. The Company continues to improve its cost structure and enhance productivity through job eliminations (850 positions were eliminated in 1997, approximately 20% of its pre-strike hourly workforce) and capital expenditures, upgrading and modernizing its steelmaking facilities.

            EXPAND PRODUCTION OF VALUE-ADDED PRODUCTS. The Company will continue to expand production of value-added products, principally through growth of fabricated products, and its emphasis on joint ventures, such as Wheeling-Nisshin, Inc. ("Wheeling-Nisshin") and Ohio Coatings Company ("OCC").

            The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1998.

                                                                               Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                       1994            1995            1996(1)          1997(1)        1998(1)(2)
                                                       ----            ----            ----             ----           ----
                                                                                  (Tons in millions)
Company Raw Steel Production ............              2.27            2.20            1.78             .66            2.45

            Capability ..................              2.40            2.40            2.40            2.40            2.40

            Utilization .................                95%             92%           98.9%             90%            102%

            Shipments ...................               2.4             2.4             2.1              .9             2.2

Industry Raw Steel Production(2) ........             100.6           104.9           105.3           108.6           107.6

            Capability ..................             108.2           112.4           116.1           121.4           125.3

            Utilization .................                93%             93%             91%             89%             86%

            Shipments ...................              95.1            97.5           100.9           105.9           102.1

(1) Results for 1996, 1997 and the first half of 1998 were affected by a ten-month work stoppage at the Company's primary steel-making facilities beginning October 1, 1996. The utilization rate for the nine months prior to the work stoppage was 98.9%. The utilization rate for the fourth quarter of 1997 was 90%.

(2)         Preliminary estimates regarding 1998.

PRODUCTS AND PRODUCT MIX

            The table below reflects the historical product mix of the Company's shipments, expressed as a percentage of tons shipped. Increases in the percentage of higher value products have been realized during the 1990's as (i) fabricated products operations were expanded and (ii) Wheeling-Nisshin's second coating line increased its requirements of cold rolled coils from WPC. In addition, the OCC joint venture should enable the Company to increase tin mill product shipments in 1999 up to an additional 92,000 tons compared to 1998 levels.

                                                                                      Historical Product Mix
                                                                                      Year Ended December 31,
                                                            1994          1995          1996(1)      1997(1)       1998
                                                            ----          ----          ------       ------        ----
PRODUCT CATEGORY:
Higher Value-Added Products:
     Cold Rolled Products--Trade                            10.5%          7.9%          8.4%          5.6%         11.0%
     Cold Rolled Products--Wheeling-Nisshin                 17.3          18.9          16.6           7.7          19.0
     Coated Products                                        21.7          21.3          21.5          12.3          17.5
     Tin Mill Products                                       7.2           7.1           7.5           3.3           7.1
     Fabricated Products                                    11.9          14.9          17.9          39.0          15.6
                                                            ----          ----          ----          ----          ----
Higher Value-Added Products as a Percentage
  of Total Shipments                                        68.6          70.1          71.9          67.9          70.2
Hot Rolled Products                                         31.4          29.9          28.1          20.0          29.5
Semi-Finished                                                 --            --            --          12.1           0.3
                                                            ----          ----          ----          ----          ----
Total                                                      100.0%        100.0%        100.0%        100.0%        100.0%
                                                           =====         =====         =====         =====         =====
AVERAGE NET SALES PER TON                                 $  498        $  532        $  528        $  576        $  496

(1) The allocation among product categories was affected by the ten-month work stoppage.


            Products produced by the Company are described below. These products are sold directly to third party customers, and to Wheeling-Nisshin and OCC pursuant to long-term supply agreements.

            COLD ROLLED PRODUCTS.  Cold rolled coils are  manufactured  from hot rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product. In its finished form, the product may be sold to service centers and to a variety of end users such as appliance or automotive manufacturers or further processed internally into corrosion-resistant coated products including hot dipped galvanized, electrogalvanized, or tin mill products. In recent years, the Company has increased its cold rolled production to support increased sales to Wheeling-Nisshin, which is labeled as a separate product category above.

            COATED PRODUCTS. The Company manufactures a number of corrosion-resistant, zinc-coated products including hot dipped galvanized and electrogalvanized sheets for resale to trade accounts. The coated products are manufactured from a steel substrate of cold rolled or hot rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. The Company's trade sales of galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. Typical industry applications include auto underbody parts, culvert pipe, refrigerator backs and heating/air conditioning ducts. The Company sells electrogalvanized products for application in the appliance and construction markets.

            TIN MILL PRODUCTS. Tin mill products consist of blackplate and tinplate. Blackplate is a cold rolled substrate (uncoated), the thickness of which is less than .0142 inches and is utilized extensively in the manufacture of pails, shelving and sold to OCC for the manufacture of tinplate products. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of the Company's sales of these products is concentrated in container markets, the Company also markets products for automotive applications, such as oil filters and gaskets. The Company has phased out its existing tin mill facilities and produces all of its tin coated products through OCC. WPSC expects that its participation in OCC will enable it to expand WPSC's presence in the tin plate market. OCC's $69 million tin coating mill, which commenced commercial operations in January 1997, has a nominal annual capacity of 250,000 net tons. The Company will supply up to 230,000 tons of the substrate requirements of the joint venture subject to quality requirements and competitive pricing. The Company will act as a distributor of the joint venture's product.

            HOT ROLLED PRODUCTS. Hot rolled coils represent the least processed of the Company's finished goods. Approximately 70% of the Company's 1998 production of hot rolled coils was further processed internally into value-added finished products. The balance of the tonnage is sold as hot rolled black or pickled (acid cleaned) coils to a variety of consumers such as converters/processors, steel service centers and the appliance industries.

            FABRICATED PRODUCTS. Fabricated products consist of cold rolled or coated products further processed mainly via roll forming and sold in the construction, highway, and agricultural products industries.

                        Construction Products. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories: roof deck; form deck; and composite floor deck. Roof deck is a formed steel sheet, painted or galvanized, which provides structural support in non-residential roofing systems. Form deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support for structural or insulating concrete slabs in non-residential floor or roofing systems. Composite floor deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support and positive reinforcement for structural concrete slabs in non-residential floor systems.

                        Agricultural Products. Agricultural products consist of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings and certain residential roofing applications. These products can be manufactured from hot dipped or painted hot dipped galvanized coils. Historically, these products have been sold primarily in rural areas. In recent years, however, such products have found increasing acceptance in light commercial buildings.

                        Highway Products. Highway products consist of bridge form, which is roll-formed corrugated sheets that are swedged on both ends and are utilized as concrete support forms in the construction of highway bridges.

WHEELING-NISSHIN

            The Company owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between the Company and Nisshin Holding, Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd. Wheeling-Nisshin is a state-of-the-art processing facility located in Follansbee, West Virginia which produces among the lightest gauge galvanized steel products available in the United States. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvanneal, galvalume and aluminized products, principally to the construction industry, have increased from 158,600 tons in 1988 to 702,700 tons in 1998.
Wheeling-Nisshin products are marketed through trading companies, and its shipments are not consolidated into the Company's shipments.

            Wheeling-Nisshin began commercial operations in 1988 with an initial capacity of 360,000 tons. In March 1993, Wheeling-Nisshin added a second hot dipped galvanizing line, which increased its capacity by approximately 94%, to over 700,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for construction,
heating,   ventilation  and
air-conditioning   and   after-market   automotive applications.

            The Company's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, the Company will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices. Shipments of cold rolled steel by the Company to Wheeling-Nisshin were approximately 428,000 tons, or 19.1% of the Company's total tons shipped in 1998 and approximately 66,500 tons, or 7.8%, in 1997. Shipments to Wheeling Nisshin in 1997 were negatively affected by the strike.


OHIO COATINGS COMPANY

            The Company has a 50.0% equity interest in OCC, which is a joint venture between the Company and Dong Yang, a leading South Korea-based tin plate producer. Nittetsu Shoji America ("Nittetsu"), a U.S. based tin plate importer, holds non-voting preferred stock in OCC. OCC completed construction of a $69 million state-of-the-art tin coating mill in 1996 and commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years and is positioned to become a premier supplier of tin plate to the container and automotive industries. The OCC tin coating line is anticipated to have a nominal annual capacity of 250,000 net tons, and shipped approximately 71,000 tons in 1997 and 138,000 tons in 1998. The Company has phased out its existing tin coating facilities and produces all of its tin coated products through OCC. As part of the joint venture agreement, the Company has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and competitive pricing. The Company will market all of OCC's products partially through Nittetsu. In 1997 and 1998 OCC had an operating loss of $14.3 million and operating income of $.3 million, respectively. The 1997 results reflected OCC's start-up, inability to source substrate during the 1997 strike and competitive market conditions for tinplate.

OTHER STEEL RELATED OPERATIONS OF THE COMPANY

            The Company owns an electrogalvanizing facility which had revenues of $45.7 million in 1998 and $34.8 million in 1997, while providing an outlet for approximately 60,000 tons of steel in a normal year and a facility that produces oxygen and other gases used in the Company's steel-making operations. The Company also has a 12 1/2% ownership interest in Empire Iron Mining Partnership ("Empire"), which operates a mine located in Palmer, Michigan.

CUSTOMERS

            The Company markets an extensive mix of products to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 34.9%of its net sales in 1996, 30.2% in 1997, and 39.7% in 1998. Wheeling-Nisshin was the only customer to account for more than 10% of net sales in 1996 and 1998. Wheeling-Nisshin accounted for 12.7% and 14.6% of net sales in 1996 and 1998, respectively. No single customer accounted for more than 10% of net sales in 1997. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The Company has also acquired regional fabricated product facilities to service an even broader geographical area.

            The Company's shipments historically have been concentrated within seven major market segments: steel service centers, converters/processors, construction, agriculture, container, automotive, and appliances. The Company's overall participation in the construction and the converters/processors markets substantially exceeds the industry average and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average.

                        Percent Of Total Net Tons Shipped

                                                                      Year Ended December 31,
MAJOR CUSTOMER CATEGORY:                  1994            1995           1996(1)         1997(1)          1998(1)
-----------------------                   ----            ----           ------          ------           ------

Steel Service Centers                      32%             29%             26%             32%             29%
Converters/Processors(2)                   28              28              25              16              32
Construction                               18              18              22              31              19
Agriculture                                 5               6               7              14               6
Containers(2)                               6               6               7               2               8
Automotive                                  6               5               5               2               1
Appliances                                  3               4               4               2               2
Exports                                    --               1               1              --               1
Other                                       2               3               3               1               2
                                          ---             ---             ---             ---             ---
     Total                                100%            100%            100%            100%            100%
                                          ===             ===             ===             ===             ===

(1) The allocation among customer categories was affected by the ten-month work stoppage.

(2) Products shipped to Wheeling-Nisshin and OCC are included primarily in the Converters/Processors and Containers markets, respectively.

            Set forth below is a description of the Company's major customer categories:

            STEEL SERVICE CENTERS. The Company's shipments to steel service centers are heavily concentrated in the areas of hot rolled and hot dipped galvanized coils. Due to increased in-house costs to steel companies during the 1980's for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of hot rolled products to ultimate end users. In addition, steel service centers have become a significant factor in the sale of hot dipped galvanized products to a variety of small consumers such as mechanical contractors, who desire not to be burdened with large steel inventories.

            CONVERTERS/PROCESSORS. The growth of the Company's shipments to the converters/processors market is principally attributable to the increase in shipments of cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, the Company's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for the Company's hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

            CONSTRUCTION. The Company's shipments to the construction industry are heavily influenced by fabricated product sales. The Company services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisitions during the 1980's and early 1990's of regional facilities, the Company has doubled its fabricated products shipments and has been able to market its products into broad geographical areas.

            AGRICULTURE. The Company's shipments to the agricultural market are principally sales of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

            CONTAINERS. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums. As a result of the OCC joint venture, the Company phased out its existing tin mill production facilities in 1996, and has begun to sell substrate to, and to distribute products produced by, OCC.

            AUTOMOTIVE. Unlike the majority of its competitors, the Company is not heavily dependent on shipments to the automotive industry. However, the Company seeks to establish higher value-added niches in this market, particularly in the area of hot dipped galvanized products for deep drawn automotive underbody parts. In addition, the Company has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets. As a result of the strike, the Company was unable to secure automotive contracts for 1998. The Company will compete for automotive contracts in future periods.

            APPLIANCE. The Company's shipments to the appliance market are concentrated in hot dipped galvanized, electrogalvanized and hot rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply OEMs. The Company has concentrated on niche product applications primarily used in washer/dryer, refrigerator/freezer and range appliances. The Company expects to be in a favorable position to compete for contracts to supply appliance manufacturers in 1999 and future periods.


MANUFACTURING PROCESS

            In the Company's primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through its basic oxygen furnace ("BOF") process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis. The Company's BOF has two vessels, each with a steelmaking capacity of 285 tons per heat. From the BOF, the heats of steel are sent to the ladle metallurgy facility ("LMF"), where the temperature and chemistry of the steel are adjusted to precise tolerances. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. The Company has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production tracking and sales activities.

RAW MATERIALS

            The Company has a 12.5% ownership interest in Empire Iron Mining Partnership which operates a mine located in Palmer, Michigan. The Company is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1998, is estimated to be 19.8 million gross tons. The Company generally consumes approximately 2.4 million gross tons of iron ore pellets in its blast furnaces. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore. The Company obtains approximately half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 2000 from world class suppliers.

            In 1993 the Company sold the operating assets of its coal company to an unrelated third party. The Company also entered into a long-term supply agreement with such third party to provide the Company with a substantial portion of the Company's metallurgical coal requirements at competitive prices. The Company's coking operations require a substantial amount of metallurgical coal.

            The Company currently produces coke in excess of its requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1998, approximately 1.7 million tons of coking coal were consumed in the production of blast furnace coke by the Company. The Company may continue to sell its excess coke and coke oven by-products to third-party trade customers.

            The Company's operations require material amounts of other raw materials, including limestone, oxygen, natural gas and electricity. These raw materials are readily available and are purchased on the open market. The Company is presently dependent on external steel scrap for approximately 8% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of the Company's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

BACKLOG

            Order backlog was 365,622 net tons at December 31, 1998, compared to 368,025 net tons at December 31, 1997. The Company believes that the December 31, 1998 order backlog will be shipped by June 30, 1999.

CAPITAL INVESTMENTS

            The Company believes that it must continuously strive to improve productivity, product quality and control manufacturing costs in order to remain competitive. Accordingly, the Company is committed to continuing to make necessary capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to the Company's served markets. The Company's capital expenditures (including capitalized interest) for 1998 were approximately $33.6 million, including $9.5 million on environmental projects. Capital expenditures in 1997 and 1998 were lower than in recent years due to the strike. From 1994 to 1998, such expenditures aggregated approximately $249.2 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. The capital expenditure program has included improvements to the Company's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1999 from cash on hand and funds generated by operations, sale of receivables under the Receivables Facility and funds available under the Revolving Credit Facility. During the 1997 strike, the Company had delayed substantially all capital expenditures at the strike-affected plants. The Company anticipates that capital expenditures will approximate depreciation on average, over the next few years.

ENERGY REQUIREMENTS

            During 1998 coal constituted approximately 76% of the Company's total energy consumption, natural gas 20% and electricity 4%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

            Total active employment of the Company at December 31, 1998 totaled 4,238 employees, of which 3,204 were represented by the United Steelworkers of America ("USWA"), and 120 by other unions. The remainder consisted of 852 salaried employees and 62 non-union operating employees.

            On August 12, 1997, the Company and the USWA entered into a new five-year labor agreement.

COMPETITION

            The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition. The Company faces increasing competitive pressures from other domestic integrated producers, minimills and processors. Processors compete with the Company in the areas of slitting, cold rolling and coating. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive steel production methods, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally have not faced significant competition from minimills. In addition, there is significant additional flat rolled minimill capacity under construction or announced with completion dates sometime in 1999. Near term, these minimills and processors are expected to compete with the Company primarily in the commodity flat rolled steel market. In the long-term, such minimills and processors may also compete with the Company in producing value-added products. In addition, the increased competition in commodity product markets influence certain integrated producers to increase product offerings to compete with the Company's custom products.

            As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. In addition, steel producers from Korea, Taiwan, and Brazil, and non-market economies such as Russia and China, have also recognized the United States as a target market.

            Total annual steel consumption in the United States has increased from 88 million to slightly over 117 million tons since 1991. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

            Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 19% in 1996, 20% in 1997 and 27% in 1998. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.


ITEM 2.  PROPERTIES

            The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes a sinter plant, coke oven batteries that produce all coke requirements, two operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot rolled products, which are either sold to third parties or shipped to other of the Company's facilities for further processing into value-added products.

            The following table lists the other principal plants of the Company and the annual capacity of the major products produced at each facility:

                                                   OTHER MAJOR FACILITIES
          LOCATION AND OPERATIONS                          CAPACITY TONS/YEAR        MAJOR PRODUCTS
Allenport, Pennsylvania:
  Continuous pickler, tandem mill, temper                  950,000                   Cold rolled sheets
  mill and annealing
Beech Bottom, West Virginia:
  Paint line                                               120,000                   Painted steel in coil form
Canfield, Ohio:
  Electrogalvanizing line, paint line, ribbon              65,000                    Electrolytic galvanized sheet and strip
  and oscillating rewind slitters
Martins Ferry, Ohio:                                       750,000                   Hot dipped galvanized sheets and coils
    Temper mill, zinc coating lines Yorkville, Ohio:
Continuous pickler, tandem mill, temper mills and
    annealing lines                                        660,000                   Black plate and cold rolled sheets

            All of the above facilities currently owned by the Company are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

            The Company has fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Wilmington, North Carolina and Klamath Falls, Medford and Brooks, Oregon.

            The Company maintains regional sales offices in Atlanta, Chicago, Detroit, Philadelphia and Pittsburgh.



ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

            The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $9.5 million for 1996, 1997 and 1998, respectively. The Company anticipates spending approximately $30.8 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $7.5 million in year 1999, $7.3 million in 2000, $7.2 million in 2001 and $8.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future expenditures may vary substantially from such estimates.

            The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that it's liability for clean up and remediation costs in connection with the Buckeye Reclamation will be between $2.5 million and $3.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) the Company estimates the costs to approximate $500,000. The Company is currently funding its share of remediation costs.

            The Clean Air Act Amendments of 1990 ("the Clean Air Act") directly affect the operations of many of the Company's facilities, including coke ovens. The Company is presently in compliance with the provisions of the Act. However, under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. The forecasted environmental expenditures include amounts which will be spent on projects relating to compliance with these standards.

            In March 1993 the EPA notified the Company of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at the Company's Follansbee Coke Plant. The parties have entered into a consent decree settling the civil penalties related to this matter for $700,000 and the Company completed payment of all civil penalties in January 1997.

            In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. The Company and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring procedures are required. The surface impoundment has been removed and a final closure plan has been submitted to the USEPA. The Company is waiting for approval from the USEPA to implement the plan. Until the USEPA responds to the Company, the full extent and cost of remediation cannot be ascertained.

            In June of 1995 the USEPA informally requested corrective action affecting other areas of the Follansbee facility. The USEPA sought to require the Company to perform a site investigation of the Follansbee plant. The Company actively contested the USEPA's jurisdiction to require a site investigation, but subsequently entered into a final administrative order with the USEPA to conduct a Resource Conservation and Recovery Act ("RCRA") facility investigation.

            By letter dated March 15, 1994 the Ohio Attorney General advised the Company of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at the Company's Steubenville, Mingo Junction, Martins Ferry and Yorkville facilities. In subsequent correspondence the State of Ohio demanded a civil penalty of approximately $300,000. Negotiations for settlement of past violations is on-going.

            In January 1998 the Ohio Attorney General notified the Company of a draft consent order and initial civil penalties in the amount of $1 million for various air violations at the Company's Steubenville and Mingo Junction facilities occurring from 1992 through 1996. The Company entered into discussions with the Ohio Environmental Enforcement Section to resolve these issues.

            The Company is currently operating in substantial compliance with three consent decrees (two with the EPA and one with the Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania and Mingo Junction, Steubenville, and Yorkville, Ohio. All of the foregoing consent decrees are nearing expiration. A petition to terminate the Allenport consent decree was filed in 1998.

            The Company is aware of potential environmental liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property. Each of these situations is being assessed and remediated in accordance with regulatory requirements.

            Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at December 31, 1998. As new information becomes available including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

            Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

GENERAL LITIGATION

            On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. The Company filed a motion in the US District Court asking the Court to remand the case to Belmont County. On November 19, 1998, the US District Court denied the Company's motion to remand the case to Belmont County. However, the Court permitted the Company to amend its complaint to allege violations of federal law. On November 20, 1998, the Company filed an amended complaint in the US District Court against nine trading companies. The Company added a claim under the 1916 Antidumping Act to its existing state law claims. The amended complaint seeks treble damages and injunctive relief.

            The defendants filed a motion to dismiss the Company's amended complaint and a motion to strike the Company's request for injunctive relief under the 1916 Act. The Court granted defendants' motion to dismiss the Company's state law causes of action, but denied defendants' motion to dismiss the Company's claims under the 1916 Antidumping Act. The Court has not yet issued its decision on defendants' motion to strike the Company's request for injunctive relief. The case has been set for trial on August 16, 1999. The Company has reached out-of-court settlements with four of the nine steel trading companies named in its 1916 Act law suit. While terms of the settlements are confidential, the settling defendants agreed to certain restrictions on the importation of foreign steel in the future and agreed to purchase certain steel products from the Company.

            The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    OMITTED




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                                    NOT APPLICABLE

ITEM 6 SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)

====================================================================================================================================
                                                                 1994          1995           1996*           1997*         1998
====================================================================================================================================
CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS):
Net sales                                                   $ 1,193,878    $ 1,267,869    $ 1,110,684    $   489,662    $ 1,111,541
Cost of products sold (excluding
  depreciation and profit sharing)                              980,044      1,059,622        988,161        585,609        950,080
Depreciation                                                     61,094         65,760         66,125         46,203         76,321
Profit sharing                                                    9,257          6,718           --             --             --
Selling, administrative and general expense                      60,832         55,023         54,903         52,222         61,523
Special charge                                                     --             --             --           92,701           --
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          82,651         80,746          1,495       (287,073)        23,617

Interest expense on debt                                         22,581         22,431         23,763         27,204         36,699
Other income (expense)                                            6,731          3,234          9,476           (221)         3,478
B & LE settlement                                                36,091           --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes, extraordinary items
   and change in accounting method                              102,892         61,549        (12,792)      (314,498)        (9,604)
Tax provision (benefit)                                          21,173          3,030         (7,509)      (110,035)        (3,101)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items
  and change in accounting method                                81,719         58,519         (5,283)      (204,463)        (6,503)
Extraordinary items - net of tax                                   --           (3,043)          --          (25,990)          --
Cumulative effect on prior years of accounting
   change - net of tax                                           (9,984)          --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                71,735         55,476         (5,283)      (230,453)        (6,503)
Preferred stock dividends                                         5,688           --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stock                 $    66,047    $    55,476    $    (5,283)   $  (230,453)   $    (6,503)
====================================================================================================================================
FINANCIAL POSITION:
Cash, cash equivalents and short term investments           $    12,778    $    42,826    $    35,950    $      --      $     6,731
Working capital                                                 141,913        147,799        109,022          9,169         43,836
Property, plant and equipment - net                             732,615        748,999        710,999        694,108        651,086
Plant additions and improvements                                 69,139         81,554         31,188         33,755         33,595
Total assets                                                  1,266,372      1,340,035      1,245,892      1,424,568      1,256,367
====================================================================================================================================
Long-term debt (including current portion)                      292,825        288,740        269,414        350,103        349,992
Stockholders' equity                                            246,194        343,770        338,487        114,712        171,282
====================================================================================================================================
EMPLOYMENT
Employment costs                                            $   328,584    $   325,976    $   303,115    $   183,550    $   283,304
Average number of employees                                       5,402          5,333          5,228          3,878          4,296
====================================================================================================================================
PRODUCTION AND SHIPMENTS:
Raw steel production - tons                                   2,270,000      2,199,000      1,782,000        663,000      2,446,000
Shipments of steel products - tons                            2,397,000      2,385,000      2,105,000        851,000      2,243,000
====================================================================================================================================

WHEELING-PITTSBURGH CORPORATION

* The financial results of the Company for the fourth quarter of 1996 and all of 1997 were adversely affected by the strike.

NOTES TO FIVE-YEAR STATISTICAL SUMMARY

      The Company adopted Statement of Financial Accounting Standard No. 112, "Accounting for Postemployment Benefits" (SFAS 112) as of January 1, 1994. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10.0 million net of tax) in the 1994 first quarter as a result of the cumulative effect on prior years of adoption of the change in accounting method.

      The Company and its subsidiaries were reorganized into a new holding company structure on July 26, 1994. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

      In 1995 the Company recorded an extraordinary charge of $3.0 million, net of taxes, to reflect the coal retiree medical benefits for additional retirees assigned to the Company by the Social Security Administration and the effect of recording the liability at its net present value.

      In 1996 the Company experienced a work stoppage which began October 1, 1996 and continued through August 12, 1997 at eight of its plants in Ohio, Pennsylvania and West Virginia. No steel products were produced at or shipped from these facilities during the strike. These facilities account for approximately 80% of the tons shipped by the Company on an annual basis.

      In 1997 the Company recorded a special charge of $92.7 million related to a new labor agreement which ended the ten-month strike. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee benefits payments and $6.7 million for a grant of 1.0 million stock options to WPN Corp.

      In 1997 the Company also recorded an extraordinary charge of $26.0 million, net of tax, related to premium and interest charges required to defease its 9 3/8% Senior Unsecured Notes of $24.3 million and coal miner retiree medical benefits of $1.7 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

            The Company was reorganized on January 3, 1991 with a business strategy of shifting its product mix to value-added products through downstream expansion and acquisitions. In July 1994, a new holding company, WHX, which separated the steel related operations from non-steel related businesses, was created. The Company comprises primarily all of the steel related operations of WHX. The reader is referred to the WHX Form 10-K for further information regarding its parent-company's operations.

            In August 1997, the Company and the USWA entered into a new five-year labor agreement which settled a ten-month strike. The strike directly affected facilities accounting for approximately 80% of the Company's steel shipments. The new labor agreement provides for a restructuring of work rules and staffing requirements and a reduction in the expense associated with retiree healthcare costs. The improved work rules allowed the Company to eliminate 850 hourly jobs (approximately 20% of the work force). Partially offsetting these savings are hourly wage increases and the costs of a defined benefit pension plan, which included a retirement incentive.

            The strike materially affected the financial performance of the Company in the fourth quarter of 1996 and for all of 1997, and will be the primary reason for differences in year to year comparisons. All of WPC's production facilities resumed operations as of September 30, 1997. Raw steel production achieved 90% of capacity in the fourth quarter of 1997. By June 30, 1998, the Company was producing at its pre-strike production levels and shipping at its historical mix of products.

            Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for by the parent company as a multi-employer plan. The merger will eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded by the common parent. Pension expense allocated to the Company under this plan in 1998 totaled $9.8 million.

1998 COMPARED TO 1997

            Net sales for 1998 totaled $1.1 billion on shipments of 2.2 million tons of steel products, compared to $489.7 million on shipments of 850.5 thousand tons in 1997. The increase in sales and tons shipped is primarily attributable to the work stoppage at eight plants during the 1997 period. Production and shipment of steel products at these plants closed on October 1, 1996 and the work stoppage continued to August 12, 1997. Average sales prices decreased from $576 per ton shipped to $496 per ton shipped primarily due to a shift to a lower valued mix of products and a decrease of 2.7% in steel prices, reflecting severe pressure on steel prices due to the significant increase in low-priced steel imports.

            Cost of goods sold decreased from $689 per ton shipped in 1997 to $424 in 1998. The 1998 costs reflect lower pension expense due to the merged, fully funded pension plans, while the 1997 costs reflect the effect of high fixed cost and low capacity utilization and higher levels of external steel purchases due to the work stoppage. The operating rates for 1998 and 1997 were 101.9% and 27.6%, respectively. Raw steel production was 100% continuous cast.

            Depreciation expense increased 65% to $76.3 million in 1998, compared to 1997, due to higher levels of raw steel production and its effect on units of production depreciation methods. Raw steel production increased by 269%.

            Selling, administrative and general expense increased 17.8% to $61.5 million in 1998, from $52.2 million in 1997. The increase is due to the reduced level of operations in 1997.

            Interest expense increased to $36.7 million in 1998 from $27.2 million in 1997. The increase is due primarily to the interest expense incurred during 1998 for the Term Loan Agreement which was entered into in November of 1997.

            Other income increased to $3.5 million in 1998 from $0.2 million expense in 1997. The increase is a result of higher equity income, offset by increased securitization fees during 1998. The increase in equity income is the result of lower equity losses from the Company's investment in OCC. An equity loss in OCC of $2.9 million in 1998 compared to an equity loss of $8.5 million in 1997 for start-up of the OCC joint venture. Increased securitization fees in 1998 are due to increased borrowings under the Receivables Facility.

            The tax benefits for 1998 and 1997 were $3.1 million and $110.0 million, respectively, before recording a tax benefit related to extraordinary charges in 1997.

            Loss before extraordinary items in 1998 totaled $6.5 million, compared to $204.5 million in 1997.

            The 1997 extraordinary charge of $40.0 million ($26.0 million net of tax) reflects the premium and interest of $37.4 million on the legal defeasance of long term debt, and $2.6 million for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration (SSA).

            Net loss totaled $6.5 million in 1998, compared to a net loss of $230.5 million in 1997.

1997 COMPARED TO 1996

            Net sales for 1997 totaled $489.7 million on shipments of 850.5 thousand tons of steel products, compared to $1.1 billion on shipments of 2.1 million tons in 1996. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. Production and shipment of steel products at these plants closed on October 1, 1996 and the work stoppage continued to August 12, 1997. Average net sales per ton increased to $576 per ton shipped in 1997 from $528 per ton shipped in 1996 because higher value-added products continued to be shipped during the strike from other locations.

            Cost of goods sold increased from $469 per ton shipped in 1996 to $689 in 1997. This increase reflects the effect of high fixed cost and low capacity utilization and higher levels of external steel purchases due to the work stoppage, higher costs for natural gas and a higher value-added product mix. In addition, costs were adversely affected by a door rehabilitation program at the Company's number 8 battery. The operating rate for 1997 was 27.6%. The operating rate for the nine months prior to the work stoppage in October of 1996, was 98.9%, but dropped to 74.0% for the full year of 1996. Raw steel production was 100% continuous cast.

            Depreciation expense decreased 30.1% to $46.2 million in 1997, compared to 1996, due to lower levels of raw steel production and its effect on units of production depreciation methods. Raw steel production decreased by 62.8%.

            Selling, administrative and general expense decreased 4.9% to $52.2 million in 1997, from $54.9 million in 1996. The decrease is due to the reduced level of operations.

            Interest expense increased to $27.2 million in 1997 from $23.8 million in 1996. The increase is due primarily to higher levels of borrowings under the Revolving Credit Facility.

            Other income decreased to $0.2 million expense in 1997 from $9.5 million in 1996. The decrease is due primarily to equity losses of $8.5 million for start-up of the OCC joint venture. In 1997 OCC had a net loss of $14.3 million primarily attributable to start-up costs. In 1996, WCC recorded a $0.9 million gain on the sale of assets.

            The tax benefits for 1997 and 1996 were $110.0 million and $7.5 million, respectively, before recording a tax benefit related to extraordinary charges in 1997.

            Loss before extraordinary items in 1997 totaled $204.5 million, compared to $5.3 million in 1996.

            The 1997 extraordinary charge of $40.0 million ($26.0 million net of tax) reflects the premium and interest of $37.4 million on the legal defeasance of long term debt, and $2.6 million for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration (SSA).

            Net loss totaled $230.5 million in 1997, compared to a net loss of $5.3 million in 1996.


LIQUIDITY AND CAPITAL RESOURCES

            Net cash flow provided by operating activities for 1998 totaled $72.8 million reflecting income of $66.7 million before depreciation and taxes. Working capital accounts (excluding cash, short term borrowings and current maturities of long-term debt) used $5.2 million of funds, principally due to the prolonged work stoppage and related start-up cost resulting from its labor settlement on August 12, 1997. Accounts receivable decreased $5.1 million (excluding $26 million sale of trade receivables under the securitization agreement) due to decreased sales reflecting a reduction in pricing. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $259.3 million at December 31, 1998, an increase of $3.5 million from the prior year end. Trade payables and accruals decreased $25.5 million due to a return to normal payment terms subsequent to the strike. Net cash flow used in investing activities for 1998 totaled $28.0 million including capital expenditures of $33.6 million. Net cash flow used in financing activities totaled $38.1 million including repayments under the Revolving Credit Facility of $22.8 million and an increase in net intercompany receivables of $16.7 million. At December 31, 1998, total liquidity, comprising cash, cash equivalents and funds available under our Revolving Credit Facility and Receivables Facility, totaled $54.4 million compared with $84.2 million at December 31, 1997. At December 31, 1998, funds available under our Revolving Credit Facility and Receivables Facility totaled $47.7 million.

            For the year ended December 31, 1998, the Company spent $33.6 million (including capitalized interest) on capital improvements, including $9.5 million on environmental control projects. Capital expenditures were lower than in recent years due to the work stoppage. Non-current accrued environmental accruals totaled $10.6 million at December 31, 1997 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the accruals are reviewed and adjusted quarterly. Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

            Net cash flow used in operating activities for 1997 totaled $175.5 million. Working capital accounts (excluding cash, short term investments, short term borrowings and current maturities of long-term debt) used $24.1 million of funds, principally due to the prolonged work stoppage and related start-up costs resulting from its labor settlement on August 12, 1997. Accounts receivable increased $19.8 million (excluding $24 million sale of trade receivables under the securitization agreement) due to increased sales reflecting resolution of the labor dispute. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $255.9 million at December 31, 1997, an increase of $62.5 million from the prior year end. Trade payables and accruals increased $69.8 million due to the strike.

            For the year ended December 31, 1997, the Company spent $33.8 million (including capitalized interest) on capital improvements, including $12.4 million on environmental control projects. Capital expenditures were lower than in prior years due to the strike. Non-current accrued environmental liabilities totaled $7.8 million at December 31, 1996 and $10.6 million at December 31, 1997.

            Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures, in future years will approximate depreciation expense and represent a material use of operating funds. The Company anticipates funding its capital expenditures in 1999 from cash on hand, the sale of receivables under the Receivables Facility, availability under the Revolving Credit Facility, and funds generated from operations.

            The Company has a commitment to fund the working capital requirements of each of OCC and Wheeling-Nisshin in proportion to its ownership interest if cash requirements of such joint ventures are in excess of internally-generated and available borrowed funds. The Company anticipates that Wheeling-Nisshin will not have such funding requirements in the foreseeable future. As of December 31, 1998, the Company's investment in OCC was $17.9 million. The Company does not anticipate that additional funding requirements will be needed in 1999. OCC may require future working capital contributions from its equity partners; however, the Company does not believe that any such required funding will be material to the Company's liquidity.

            In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's Subsidiaries, Wheeling Construction Products, Inc. ("WCPI") and Pittsburgh Canfield Company ("PCC") (the Receivables Facility). The Receivables Facility expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivables generated by Unimast Incorporated ("Unimast"), a wholly-owned subsidiary of WHX, in the pool of accounts receivable sold. Accounts receivable at December 31, 1998, exclude $95.0 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under the Receivables Facility were based upon variable rates that range from 5.5438% to 8.50%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

            WPSC has a Revolving Credit Facility ("RCF") with Citibank, N.A. as agent, which is guaranteed by WPC and two subsidiaries of the Company. The RCF provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit. The RCF expires May 3, 1999. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based. Borrowings are secured primarily by 100% of the eligible inventory of WPSC, PCC and WCPI, subsidiaries of the Company, and the terms of the RCF contain various restrictive covenants, limiting among other things, dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. The Company, PCC, and WCPI have each guaranteed all of the obligations of WPSC under the RCF. Borrowings outstanding against the RCF at December 31, 1998 totaled $67.0 million. Letters of credit outstanding under the RCF were $8.6 million at December 31, 1998.

            WPSC also has a separate facility with Citibank, N.A. for letters of credit up to $50 million. At

December 31, 1998 letters of credit totaling $7.7 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

            Unimast is a participant in the Receivables Facility, and its receivables are included in the pool of receivables sold. Unimast, WHX and the Company entered into an intercreditor agreement upon the consummation of the November offering of 9 1/4% Senior Notes which provides, among other things, that Unimast and WHX will be solely responsible if the Receivables Facility is terminated as a result of a breach of such agreement by Unimast. The Company has agreed to indemnify WHX and Unimast if the Receivables Facility is terminated as a result of a breach of such agreement by the Company. There can be no assurance, however, that in the event of a default by Unimast or WHX, that either Unimast or WHX will be able to make any payments to the Company required by such intercreditor agreement.

            The Company is currently negotiating replacement facilities for the Receivables Facility and the RCF.

            In November 1997 WPSC issued $275.0 million principal amount of 9 1/4% Senior Notes. In April 1998 the Company filed a registration statement relating to an exchange offer for the Notes under the Securities Act of 1933.

            In November 1997 the Company entered into the Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent pursuant to which the Company borrowed $75.0 million. Interest on the Term Loan is payable quarterly on March 15, June 15, September 15 and December 15 as to Base rate loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed 3 months at intervals of 3 months after the first day of such interest period. Amounts outstanding under the Term Loan Agreement bear interest at the Base rate (as defined therein) plus 2.25% or the LIBOR rate (as defined therein) plus 3.25%. The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. The Company may prepay the obligations under the Term Loan Agreement beginning on November 15, 1998, subject to a premium of 2.0% of the principal amount thereof. Such premium declines to 1.0% on November 15, 1999 with no premium on or after November 15, 2000.

            The proceeds from the 9 1/4% Senior Unsecured Notes and the Term Loan Agreement were used to defease $266.2 million of 9 3/8% Senior Secured Notes and to pay down borrowings under the RCF. The Company recorded an extraordinary charge of $40.0 million ($26.0 million net of tax) to cover the premium and interest of $37.4 million on the legal defeasance of long term debt.

            Under the terms of the new labor agreement, the Company established a defined benefit pension plan for USWA - represented employees and recorded an unfunded accumulated pension benefit obligation for the defined benefit plan of approximately $167.3 million, of which approximately 75% was required to be funded over the next five years. In accordance with ERISA regulations, the Company was not required to and did not make significant contributions to fund the obligations of the new plan in 1998. Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for by the parent company as a multi-employer plan. As a result of the merger of the pension plans and based on current actuarial assumptions, on a consolidated basis, WHX will report a net prepaid pension asset of $44.5 million. The merger will eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded by the parent company. Pension expense allocated to WPC under this plan in 1998 totaled $9.8 million.

            WPC's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing at WPC including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and in addition surveying WPSC's major suppliers and customers to assure their readiness.

            Mainframe business systems were 97% Year 2000 compliant at December 31, 1998 and expected to be 100% compliant by March 31, 1999; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by March 31, 1999; process control systems are anticipated to be compliant by June 30, 1999. Building controls are Year 2000 compliant at this time. Supplier and customer survey's are 50% complete at this time and completion is expected by June 30,1999.

            The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $2.0 million. The total amount expended on the project through December 31, 1998 is approximately $1.7 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

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

            Short-term liquidity is dependent, in large part, on cash on hand, investments, availability under the Revolving Credit Facility, sale of receivables under the Receivables Facility, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the RCF and funds generated from operations. The Company believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the RCF will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payments of interest and principal on the Company's other indebtedness, including borrowings under the Term Loan Agreement. However, external factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations and financial condition. There can be no assurance that the Company will be able to maintain its short-term and/or its long-term liquidity. A failure by the Company to maintain its liquidity could have a material adverse effect on the Company.

            When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK AND RELATED RISKS

            In the normal course of business, the Company is exposed to price fluctuations related to the purchase of natural gas, steel products, coal, coke, electricity and certain nonferrous metals used as raw materials. The Company's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.


INTEREST RATE RISK

            The Company is subject to the effects of interest rate fluctuations on certain of its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 1998 year-end interest rates on the fair value of WPC's financial instruments is provided in the following table:

                                                              Carrying         Market               Incremental(1)
                                                                Value           Value               Incr./(decr.)
                                                                -----           -----               -------------
                                                                          (Dollars in Thousands)
               Financial liabilities:
               Fixed-rate long-term debt (including
                amounts due within one year)                    $274,071       $255,750                $15,345

(1)  Reflects a 10% decrease in interest rates for financial liabilities.

            Fair value of cash and cash equivalents, receivables, short-term borrowings, accounts payable, and accrued interest and variable rate long-term debt approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of the underlying interest rates. Accordingly, these items have been excluded from the above table.

            The Company attempts to maintain a reasonable balance between fixed- and floating-rate debt in an attempt to keep financing costs as low as possible. At December 31, 1998, a majority of the Company's portfolio of long-term debt consisted of fixed-rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates as well as the Company's overall creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other market risks that might result in a corresponding increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable effect on the Company's results of operations and cash flows to the extent that the Company elected to repurchase or retire all of a portion of its fixed-rate debt portfolio at an amount in excess of the corresponding carrying value.

            See Note H to the consolidated financial statements for additional information concerning the Company's long-term debt arrangements.

SAFE HARBOR

            The Company's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risks associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed above.

NEW ACCOUNTING STANDARDS

            The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements.

The Company does not have any items of comprehensive income other than net income.

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management does not anticipate the adoption of SOP 98-1 will have a material impact on the Company's results of operations or financial position.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Wheeling-Pittsburgh Corporation (a wholly-owned subsidiary of WHX Corporation)

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, and of cash flows present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 18, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         WHEELING-PITTSBURGH CORPORATION
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended December 31,
                                                              1996                    1997                 1998
                                                              ----                    ----                 ----
                                                                              (Dollars in thousands)

REVENUES:
Net sales ...........................................      $ 1,110,684           $   489,662           $ 1,111,541
COST AND EXPENSES:

Cost of products sold, excluding
  depreciation ......................................          988,161               585,609               950,080
Depreciation ........................................           66,125                46,203                76,321
Selling, administrative and general expense .........           54,903                52,222                61,523
Special charge ......................................             --                  92,701                  --
                                                           -----------           -----------           -----------
                                                             1,109,189               776,735             1,087,924
                                                           -----------           -----------           -----------
Operating income (loss) .............................            1,495              (287,073)               23,617
Interest expense on debt ............................           23,763                27,204                36,699
Other income (expense) ..............................            9,476                  (221)                3,478
                                                           -----------           -----------           -----------
Loss before taxes
  and extraordinary item ............................          (12,792)             (314,498)               (9,604)
Tax provision (benefit) .............................           (7,509)             (110,035)               (3,101)
                                                           -----------           -----------           -----------
Loss before
  extraordinary item ................................           (5,283)             (204,463)               (6,503)
Extraordinary charge--net of tax ....................             --                 (25,990)                 --
                                                           -----------           -----------           -----------
Net loss ............................................      $    (5,283)          $  (230,453)          $    (6,503)
                                                           ===========           ===========           ===========

See Notes to Consolidated Financial Statements

                         WHEELING-PITTSBURGH CORPORATION
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                           CONSOLIDATED BALANCE SHEET

                                                                                                                  December 31,
                                                                                                              1997           1998
                                                                                                              ----           ----
                                                                                                           (Dollars in thousands)
                                                                           ASSETS
Current assets:
  Cash and cash equivalents ..........................................................................   $         0    $     6,731
  Trade receivables, less allowances for doubtful
    accounts of $1,108 and $1,095 ....................................................................        44,569         39,504
  Inventories ........................................................................................       255,857        259,339
  Prepaid expenses and deferred charges ..............................................................        24,938          6,141
                                                                                                         -----------    -----------
        Total current assets .........................................................................       325,364        311,715
Investment in associated companies ...................................................................        68,742         69,075
Property, plant and equipment, at cost less
  accumulated depreciation ...........................................................................       694,108        651,086
Deferred income taxes ................................................................................       196,966        147,162
Intangible asset-pension .............................................................................        76,714           --
Due from affiliates ..................................................................................        27,955         44,693
Deferred charges and other assets ....................................................................        34,719         32,636
                                                                                                         -----------    -----------
                                                                                                         $ 1,424,568    $ 1,256,367
                                                                                                         ===========    ===========


                                                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Trade payables .....................................................................................   $   116,559    $    96,615
  Short term debt ....................................................................................        89,800         66,999
  Payroll and employee benefits ......................................................................        56,212         58,522
  Federal, state and local taxes .....................................................................        11,875          8,488
  Deferred income taxes--current .....................................................................        32,196         27,156
  Interest and other .................................................................................         9,354          9,882
  Long-term debt due in one year .....................................................................           199            217
                                                                                                         -----------    -----------
        Total current liabilities ....................................................................       316,195        267,879
Long-term debt .......................................................................................       349,904        349,775
Other employee benefit liabilities ...................................................................       427,125        414,955
Pension liability ....................................................................................       166,652           --
Other liabilities ....................................................................................        49,980         52,476
                                                                                                         -----------    -----------
                                                                                                           1,309,856      1,085,085
                                                                                                         -----------    -----------
STOCKHOLDER'S EQUITY:

Common stock - $.01 Par value; 100 shares
     issued and outstanding ..........................................................................          --             --
Additional paid-in capital ...........................................................................       272,065        335,138
Accumulated deficit ..................................................................................      (157,353)      (163,856)
                                                                                                         -----------    -----------
                                                                                                             114,712        171,282
                                                                                                         -----------    -----------
                                                                                                         $ 1,424,568    $ 1,256,367
                                                                                                         ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31,
                                                                         ---------------------------------------------------
                                                                              1996              1997*                1998
                                                                              ----              -----                ----
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................         $  (5,283)         $(230,453)         $  (6,503)
Items not affecting cash from operating activities:
  Depreciation ...................................................            66,125             46,203             76,321
  Other postretirement benefits ..................................             3,505              2,322             (8,174)
  Coal retirees' medical benefits (net of tax) ...................              --                1,700               --
  Premium on early debt retirement (net of tax) ..................              --               24,290               --
  Income taxes ...................................................            (6,572)          (110,495)            (3,594)
  Special charges (net of current portion) .......................              --               69,137               --
  Pension expense ................................................              --                9,327              9,773
  Equity (income) loss in affiliated companies ...................            (9,495)             1,206             (5,333)
Decrease (increase) in working capital elements:
  Trade receivables ..............................................            50,061            (43,780)           (20,935)
  Trade receivables sold .........................................           (22,000)            24,000             26,000
  Inventories ....................................................            73,247            (62,528)            (3,482)
  Trade payables .................................................           (48,721)            65,059            (19,944)
  Other current assets ...........................................             4,033            (11,572)            18,797
  Other current liabilities ......................................           (13,973)             4,744             (5,589)
Other items--net .................................................             1,355             35,334             15,512
                                                                           ---------          ---------          ---------
Net cash flow provided by (used in) operating activities .........            92,282           (175,506)            72,849
                                                                           ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements ...............................           (31,188)           (33,755)           (33,595)
  Investments in affiliates ......................................           (17,240)            (7,150)              --
  Proceeds from sales of assets ..................................             1,425              1,217                607
  Dividends from affiliated companies ............................             2,500              2,500              5,000
                                                                           ---------          ---------          ---------
Net cash used in investing activities ............................           (44,503)           (37,188)           (27,988)
                                                                           ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt proceeds, net of issuance cost ..................              --              340,270               --
  Long-term debt retirement ......................................           (15,153)          (268,277)              (111)
  Premium on early debt retirement ...............................              --              (32,600)              --
  Short term debt borrowings (payments) ..........................              --               89,800            (22,801)
  Letter of credit collateralization .............................               384             16,984              1,520
  Receivables from affiliates ....................................           (39,886)            30,567            (16,738)
                                                                           ---------          ---------          ---------
Net cash (used in) provided by financing activities ..............           (54,655)           176,744            (38,130)
                                                                           ---------          ---------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................            (6,876)           (35,950)             6,731
Cash and cash equivalents at beginning of year ...................            42,826             35,950               --
                                                                           ---------          ---------          ---------
Cash and cash equivalents at end of year .........................         $  35,950          $    --            $   6,731
                                                                           =========          =========          =========

* RECLASSIFIED

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

            The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

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

PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of all subsidiary companies. All significant intercompany accounts and transactions are eliminated in consolidation. The Company uses the equity method of accounting for investments in unconsolidated companies owned 20% or more.

EARNINGS PER SHARE

            Presentation of earnings per share is not meaningful since the Company is a wholly owned subsidiary of WHX Corporation. See Note A--Corporate Reorganization.

BUSINESS SEGMENT

            The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form and other products used primarily by the construction, highway and agricultural markets.

            Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 34.9% of its net sales in 1996, 30.2% in 1997 and 39.7% in 1998. Wheeling-Nisshin was the only customer to account for more than 10% of net sales in 1996 and 1998. No single customer accounted for more than 10% of net sales in 1997. Wheeling-Nisshin accounted for 12.7% and 14.6% of net sales in 1996 and 1998, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The Company has acquired regional facilities to service an even broader geographical area.

CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

INVENTORIES

            Inventories are stated at cost which is lower than market. Cost is determined by the last-in first-out ("LIFO") method for substantially all inventories. In 1998 and 1997, approximately 87% and 91%, respectively, of inventories are valued using the LIFO method.

PROPERTY, PLANT AND EQUIPMENT

            Depreciation is computed on the straight line and the modified units of production methods for financial statement purposes and accelerated methods for income tax purposes. The modified units of production method adjusts the straight line method based on an activity factor for operating assets. Adjusted annual depreciation is not less than 60% nor more than 110% of straight line depreciation. Accumulated depreciation after adjustment is not less than 75% nor more than 110% of straight line depreciation. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized over the life of the asset.

            Maintenance  and  repairs  are  charged  to  income.   Renewals  and
betterments made through replacements are capitalized. Profit or loss on property dispositions is credited or charged to income.

PENSIONS AND OTHER POSTRETIREMENT PLANS

            The Company has a tax qualified defined benefit pension plan covering United Steelworkers of America ("USWA") represented hourly employees and substantially all salaried employees and tax qualified defined contribution pension plans covering other hourly employees and substantially all salaried employees. The defined benefit plan provides for a defined monthly benefit based on years of service. The defined contribution plans provide for contributions based on a percentage of compensation for salaried employees and a rate per hour worked for hourly employees. Costs for the defined contribution plans are being funded currently. Unfunded accumulated benefit obligations under the defined benefit plan are subject to annual minimum cash funding requirements under the Employees Retirement Income Security Act ("ERISA").

            The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to pensioners and dependents. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

INCOME TAXES

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Recognition is given in the accounts for the income tax effect of temporary differences in reporting transactions for financial and tax purposes using the deferred liability method. Tax provisions and the related tax payments or refunds have been reflected in the Company's financial statements in accordance with a tax sharing agreement between WHX and the Company.

ENVIRONMENTAL MATTERS

            The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

            Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

NOTE A--CORPORATE REORGANIZATION

  FORMATION OF WHX CORPORATION

            On July 26, 1994 the Company and its subsidiaries were reorganized and a new holding company, WHX Corporation (WHX), was formed. Upon effectiveness of the merger each share of Wheeling-Pittsburgh Corporation (WPC) Common Stock, WPC Series A Preferred Stock and each WPC Warrant were converted into a share of WHX Common Stock, WHX Series A Preferred Stock and a WHX Warrant, respectively. WHX also assumed the obligation to purchase the Redeemable Common Stock of the ESOP and guaranteed substantially all of the Company's outstanding indebtedness. See Note H. The merger was a change in legal organization and the assets and liabilities transferred were accounted for at historical cost with carryover basis. The merger was accounted for as a reorganization of entities under common control whereby the basis of assets and liabilities were unchanged. WPC retained the capital stock of the steel-related subsidiaries and equity investments.

            At December 31, 1997 and 1998, amounts due from affiliates totaled $28.0 million and $44.7 million, respectively. These amounts reflect cash advances between affiliates, dividends paid by WPC on behalf of WHX, intercompany tax allocations and Unimast working capital advances.


 NOTE  B -- COLLECTIVE BARGAINING AGREEMENT

            The Company's prior labor agreement with the USWA expired on October 1, 1996. On August 1, 1997 the Company and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees, ending a ten-month strike. The new collective bargaining agreement provided for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years. It also provides for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices.


NOTE C -- SPECIAL CHARGE - NEW LABOR AGREEMENT

            The Company recorded a special charge of $92.7 million in 1997. The special charge is primarily related to certain benefits included in its new collective bargaining agreement.

            The special charges included enhanced retirement benefits paid under the defined benefit pension program which totaled $66.7 million and were recorded under the provisions of Statement of Financial Accounting Standard
No.88, "Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No.88), and various other charges which totaled $26.0 million. These charges include $15.5 million for signing and retention bonuses, $3.8 million for special assistance payments to laid-off employees and other employee benefits and $6.7 million for the fair value of a stock option grant to WPN Corp. for its performance in negotiating a new labor agreement.

NOTE D--PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  PENSION PROGRAMS

            The Company provides defined contribution pension programs for both hourly and salaried employees, and prior to August 12, 1997 also provided a defined contribution pension program for USWA-represented employees. These tax qualified defined contribution plans provide, in the case of hourly employees, an increasing Company contribution per hour worked based on the age of its employees. A similar tax qualified plan for salaried employees provides defined Company contributions based on a percentage of compensation dependent upon age and in certain cases age and service of its employees. The Company also established a supplemental defined benefit pension plan for its salaried employees.

            On August 12, 1997, the Company established a defined benefit pension plan for USWA-represented employees pursuant to a new labor agreement. The plan includes individual participant accounts of USWA-represented employees from the hourly defined contribution plan and merges the assets of those accounts into the defined benefit plan.

            As of December 31, 1998, $120.3 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans. Approximately 80% of the trust assets are invested in equities, 18% in fixed income investments and 2% in cash and cash equivalents.

            As of December 31, 1998, $38.3 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 80% of the assets are invested in equities 18% are in fixed income investments and 2% in cash and cash equivalents. All plan assets are invested by professional investment managers.

            All pension provisions charged against income totaled $9.3 million, $12.6 million and $13.4 million in 1996, 1997 and 1998, respectively. In 1997, the Company also recorded a $66.7 million charge for enhanced retirement benefits paid under the defined benefit pension plan, pursuant to a new labor agreement.

DEFINED BENEFIT PLAN

            The plan was established pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation ("WPSC"), a wholly owned subsidiary of the Company, Retirement Security Plan ("Retirement Security Plan").

            The defined benefit pension plan covers employees represented by the USWA. The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the Defined Benefit Pension Plan.

            Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts which will be available upon retirement to offset the gross benefit at December 31, 1998 totaled $119.4 million.

            As part of the new five-year labor agreement, the Company offered a limited program of Retirement Enhancements. The Retirement Enhancement program provide for unreduced retirement benefits to the first 850 employees who retired after October 1, 1996. In addition, each retiring participant could elect a lump sum payment of $25,000 or a $400 monthly supplement payable until age 62. More than 850 employees applied for retirement under this program by December 31, 1997.

            The Retirement Enhancement program represented a Curtailment and Special Termination Benefits under SFAS No. 88. The Company recorded a charge of $66.7 million in 1997 to cover the retirement enhancement program.

            In 1998 the Company established a supplemental defined benefit plan covering its salaried employees employed as of January 31, 1998 which provides a guaranteed minimum benefit based on years of service and compensation. The gross benefit from this plan is offset by the annuitized value of the defined contribution plan account balance and any benefits payable from the Pension Benefit Guaranty Corporation from the previously terminated defined benefit pension plan.

            Effective May 31, 1998, WHX merged WPC's defined benefit pension plans with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for by the parent company as a multi-employer pension plan. As a result of the merger of the pension plans and based on current actuarial assumptions, on a consolidated basis, WHX will report a net prepaid pension asset of $44.5 million. The merger will also eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded by the parent company. Pension expense allocated to WPC under this plan in 1998 totaled $9.8 million.

            The amounts (prepaid) accrued at December 31, included the following components.

                                                                                                 Postretirement Benefits
                                                                  Pension Benefits                Other Than Pensions
                                                                  ----------------                -------------------
                                                                (Dollars in Thousands)           (Dollars in Thousands)
                                                                 1997             1998             1997             1998
                                                              ---------        ---------        ---------        ---------
Change in benefit obligation:
 Benefit Obligation at beginning of year                      $    --          $ 172,431        $ 361,341        $ 308,812
 Service cost                                                     2,278            1,467            3,337            2,231
 Interest cost                                                    4,172            3,518           21,573           19,172
 Actuarial (gain)                                                  --            (10,390)         (24,792)          (3,674)
 Benefits paid                                                  (12,505)          (7,527)         (19,100)         (27,528)
 Plan Amendments -Implementation                                101,295             --            (45,277)            --
 Business Combinations                                             --           (159,499)            --               --
 Curtailments/Settlements/Termination Benefits                   59,506             --             11,730             --
 Transfers from DC Plans                                         17,685             --               --               --
                                                              ---------        ---------        ---------        ---------
  Benefit Obligation at December 31                           $ 172,431        $    --          $ 308,812        $ 299,013
                                                              ---------        ---------        ---------        ---------

Change in plan assets:
 Fair value of plan assets at beginning of year               $    --          $   5,180        $  13,010        $   7,795
 Actual return on plan assets                                      --             11,421              104              137
 Benefits paid                                                  (12,505)          (7,527)          (5,319)          (7,508)
 Business combinations                                             --             (9,074)            --               --
 Transfers from DC Plans                                         17,685             --               --               --
                                                              ---------        ---------        ---------        ---------
 Fair value of plan assets at December 31                     $   5,180        $    --          $   7,795        $     424
                                                              ---------        ---------        ---------        ---------
 Plan assets in excess of (less than)
    benefit obligation                                        $(167,252)       $    --          $(301,017)       $(298,589)
 Unrecognized prior service cost                                 76,714             --            (40,486)         (36,568)
 Unrecognized net actuarial (gain)loss                             --               --            (71,942)         (70,034)
                                                              ---------        ---------        ---------        ---------
 Net amount recognized at December 31                         $ (90,538)       $    --          $(413,445)       $(405,191)
                                                              =========        =========        =========        =========

 Amounts recognized in the statement
    of financial position consist of:
 Accrued benefit liability                                    $(167,252)       $    --          $(413,445)       $(405,191)
 Intangible asset                                                76,714             --               --               --
                                                              ---------        ---------        ---------        ---------
 Net amount recognized                                        $ (90,538)       $    --          $(413,445)       $(405,191)
                                                              =========        =========        =========        =========

      Net Periodic (credit) costs for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents.

                                                                                                    Postretirement Benefits
                                                                 Pension Benefits                     Other Than Pensions
                                                                 ----------------                   ----------------------
                                                              1997           1998            1996            1997             1998
                                                              ----           ----            ----            ----             ----
                                                              (Dollars in Thousands)                 (Dollars in Thousands)
Components of net periodic (credit) cost:
Service cost                                                $  2,278       $  1,467        $  3,953        $  2,488        $  2,231
Interest cost                                                  4,172          3,518          23,982          20,950          19,172
Expected return on plan assets                                  --              204            --              --              (156)
Curtailment (gain)/loss                                       66,676           --              --              --              --
Amortization of prior service cost                             2,877          2,149            --              --            (3,918)
Recognized actuarial (gain) /loss                               --             (288)         (3,888)         (7,490)         (5,696)
                                                            --------       --------        --------        --------        --------
Total                                                       $ 76,003       $  7,050        $ 24,047        $ 15,948        $ 11,633
                                                            ========       ========        ========        ========        ========

            The discount rate and rates of compensation increases used in determining the benefit obligations at December 31, 1998, 1997, and 1996, and the expected long-term rate of return on assets in each of the years 1998, 1997, and 1996 were as follows.

                                       1997        1998         1996        1997        1998
                                       ----        ----         ----        ----        ----
      Discount rate                     7.0%        7.0%        7.0%        7.0%        6.5%
      Expected return on assets        10.0%       10.0%        8.0%        8.0%        8.0%
      Rate of compensation increase   N/A         N/A            --          --          --
      Medical care cost trend rate    N/A         N/A           9.5%        9.0%        8.5%

401-K PLAN

      Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(k) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. Matching contributions of WHX Common Stock pursuant to the 401(k) plan are charged to the Company at market value through the intercompany accounts. At December 31, 1996, 1997 and 1998, the 401(k) plan held 190,111 shares, 275,537 shares and 288,157 shares of WHX Common Stock, respectively.

  POSTEMPLOYMENT BENEFITS

      The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The assumed discount rate used to measure the benefit liability was 7.0% at December 31, 1997 and 6.5% at December 31, 1998.

  OTHER POSTRETIREMENT BENEFITS

      The Company sponsors postretirement benefit plans that cover both management and hourly retirees and dependents. The plans provide medical benefits including hospital, physicians' services and major medical expense benefits and a life insurance benefit. The hourly employees' plans provide non-contributory basic medical and a supplement to Medicare benefits, and major medical coverage to which the Company contributes 50% of the insurance premium cost. The management plan has provided basic medical and major medical benefits on a non-contributory basis through age 65.

      The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The cost of postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company defers and amortizes recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with it's collective bargaining agreement. The new collective bargaining agreement provides for the use of those funds to pay current benefit obligations and suspends additional funding until 2002.

      For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 4.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $24.3 million, and net periodic benefit cost of $4.3 million. A 1% decrease in the health care cost trend rate in each year would result in approximate decreases in the accumulated postretirement benefit obligation of $21.6 million, and net periodic benefit cost of $3.3 million.

  COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

      The Coal Industry Retiree Health Benefit Act of 1992 ("the Act") created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company's obligation under the Act relates to its previous ownership of coal mining operations.

       At December 31, 1997 the actuarially determined accrued liability discounted at 7% covering 532 assigned retirees and dependents and 133 orphans, totaled $10.8 million. The Company recorded an extraordinary charge of $1.7 million (net of tax) in 1997 related to assignment of additional orphans. At December 31, 1998, the actuarially determined liability discounted at 6.5% covering 494 assigned retirees and dependents and 188 orphans, totaled $11.0 million.

NOTE E--INCOME TAXES

                                                                                   Year ended December 31,
                                                                     1996                    1997                    1998
                                                                     ----                    ----                    ----
                                                                                   (Dollars in thousands)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal tax provision (benefit) ...................             $  (1,317)             $       0              $      93
  State tax provision ...............................                   380                    460                    400
                                                                  ---------              ---------              ---------
Total income taxes current ..........................                  (937)                   460                    493
                                                                  ---------              ---------              ---------
Deferred
  Federal tax provision (benefit) ...................                (6,572)              (110,495)                (3,594)
                                                                  ---------              ---------              ---------
Income tax provision (benefit) ......................             $  (7,509)             $(110,035)             $  (3,101)
                                                                  =========              =========              =========

TOTAL INCOME TAXES
Current
  Federal tax provision (benefit) ...................             $  (1,317)             $    --                $      93
  State tax provision ...............................                   380                    460                    400
                                                                  ---------              ---------              ---------
Total income taxes current ..........................                  (937)                   460                    493
                                                                  ---------              ---------              ---------

Deferred
  Federal tax provision (benefit) ...................                (6,572)              (124,490)                (3,594)
                                                                  ---------              ---------              ---------
Income tax provision (benefit) ......................             $  (7,509)             $(124,030)             $  (3,101)
                                                                  =========              =========              =========

COMPONENTS OF TOTAL INCOME TAXES
Operations ..........................................             $  (7,509)             $(110,035)             $  (3,101)
Extraordinary items .................................                  --                  (13,995)                  --
                                                                  ---------              ---------              ---------
Income tax provision (benefit) ......................             $  (7,509)             $(124,030)             $  (3,101)
                                                                  =========              =========              =========

            Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                                1997                 1998
                                                                                ----                 ----
                                                                                   (Dollars in millions)
ASSETS

Postretirement and postemployment employee benefits ....................     $  147.7             $  143.6
Operating loss carryforward (expiring in 2005 to 2012) .................         76.7                 60.1
Minimum tax credit carryforwards (indefinite carryforward) .............         49.5                 51.4
Provision for expenses and losses ......................................         87.0                 47.4
Leasing activities .....................................................         23.8                 22.2
State income taxes .....................................................          1.4                  1.3
Miscellaneous other ....................................................          7.5                  5.5
                                                                             --------             --------
     Deferred tax assets ...............................................        393.6                331.5
                                                                             --------             --------

LIABILITIES

Property plant and equipment ...........................................       (166.1)              (155.9)
Inventory ..............................................................        (34.9)               (30.3)
Pension ................................................................          0.0                 (1.4)
State income taxes .....................................................         (1.0)                (0.9)
Miscellaneous other ....................................................         (6.8)                (0.5)
                                                                             --------             --------
     Deferred tax liability ............................................       (208.8)              (189.0)
Valuation allowance ....................................................        (20.0)               (22.5)
                                                                             --------             --------
Deferred income tax asset--net .........................................     $  164.8             $  120.0
                                                                             ========             ========

            As of December 31, 1998, for financial statement reporting purposes a balance of approximately $20.0 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. The increase to the valuation allowance during 1998 is attributable to the recognition of tax credits that will expire prior to realization. No prereorganization tax benefits were recognized in 1996, 1997 or 1998.

            During 1994, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As the result of this event, the Company will be limited in its ability to use net operating loss carryforwards and certain other tax attributes to reduce subsequent tax liabilities. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $32 million per year.

            A tax sharing agreement between the Company and WHX determines the tax provision and related tax payments or refunds allocated to the Company in years in which they are combined in a consolidated federal income tax return. The tax sharing agreement stipulates that WPSC, shall be deemed to have succeeded to the portion of the net operating loss and credit carryovers attributable to the steel group on December 31, 1990.

            Total federal and state income taxes paid in 1996, 1997 and 1998 were $3.5 million, $.7 million and $1.2 million, respectively.

            Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The statute of limitations has expired for years through 1994; however, the IRS can review prior years to adjust any NOL's incurred in such years and carried forward to offset income in subsequent open years. Management believes it has adequately provided for all taxes on income.

            The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

                                                                                                    December 31,
                                                                                -------------------------------------------------
                                                                                   1996                 1997                 1998
                                                                                   ----                 ----                 ----
                                                                                               (Dollars in thousands)
Income (loss) before taxes and ......................................           $ (12,792)           $(314,498)           $  (9,604)
                                                                                =========            =========            =========
  extraordinary item

Tax provision (benefit) at statutory rate ...........................           $  (4,477)           $(110,074)           $  (3,361)
Increase (reduction) in tax due to:
  Percentage depletion ..............................................              (1,027)              (1,092)                (829)
  Equity earnings ...................................................              (2,408)                 338               (1,484)
  State income tax net of federal effect ............................                 260                  299                  260
  Change in valuation allowance .....................................                --                   --                  2,481
  Other miscellaneous ...............................................                 143                  494                 (168)
                                                                                ---------            ---------            ---------
Tax provision (benefit) .............................................           $  (7,509)           $(110,035)           $  (3,101)
                                                                                =========            =========            =========

NOTE F--INVENTORIES

                                                             December 31,
                                                     ---------------------------
                                                        1997              1998
                                                        ----              ----
                                                       (Dollars in thousands)

Finished products ...........................        $  34,233         $  33,936
In-process ..................................          106,270           114,416
Raw materials ...............................          105,648            74,988
Other materials and supplies ................           19,875            33,373
                                                     ---------         ---------
                                                       266,026           256,713
LIFO reserve ................................          (10,169)            2,626
                                                     ---------         ---------
                                                     $ 255,857         $ 259,339
                                                     =========         =========

            During 1997 and 1998, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by approximately $0.6 million and $1.8 million in 1997 and 1998, respectively.

NOTE G--PROPERTY, PLANT AND EQUIPMENT
                                                             December 31,
                                                       ------------------------
                                                          1997           1998
                                                          ----           ----
                                                         (Dollars in thousands)

Land and mineral properties ......................     $    7,071     $    7,715
Buildings, machinery and equipment ...............      1,034,189      1,070,946
Construction in progress .........................         21,741         17,185
                                                       ----------     ----------
                                                        1,063,001      1,095,846
Accumulated depreciation and amortization ........        368,893        444,760
                                                       ----------     ----------
                                                       $  694,108     $  651,086
                                                       ==========     ==========

            The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1997 and 1998 depreciation under the modified units of production method was $21.6 million or 40% less and $1.1 million or 2% more, respectively, than straight line depreciation. The 1997 reduction in depreciation primarily reflects the ten-month strike which began October 1, 1996 and continued until August 12, 1997.

NOTE H--LONG-TERM DEBT
                                                                December 31,
                                                            -------------------
                                                             1997         1998
                                                             ----         ----
                                                          (Dollars in thousands)

Senior Unsecured Notes due 2007, 9 1/4% ..............     $273,966     $274,071
Term Loan Agreement due 2006, floating rate ..........       75,000       75,000
Other ................................................        1,137          921
                                                           --------     --------
                                                            350,103      349,992
Less portion due within one year .....................          199          217
                                                           --------     --------
     Total Long-Term Debt(1) .........................     $349,904     $349,775
                                                           ========     ========


(1) The fair value of long-term debt at December 31, 1997 and December 31, 1998 was $350.1 million and $331.7 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

     Long-term debt maturing in each of the next five years is as follows: 1999, $217; 2000, $217; 2001, $233; 2002, $246 and 2003, $0.

            A summary of the financial agreements at December 31, 1998 follows:

  REVOLVING CREDIT FACILITY:

            In December 1995, WPSC entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

            The Credit Agreement expires May 3, 1999 and is currently being renegotiated. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but, the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

            Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC") and Wheeling Construction Products, Inc. ("WCPI"), and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. The Company is a wholly-owned subsidiary of WHX. WPSC, PCC and WCPI are wholly-owned subsidiaries of the Company. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the Revolving Credit Facility. Borrowings outstanding against the RCF at December 31, 1998 totaled $67.0 million. Letters of credit outstanding under the RCF were $8.6 million at December 31, 1998.

            In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1998 letters of credit totaling $7.7 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

 9 3/8 % SENIOR NOTES DUE 2003:

            In November 1997, the Company, under the terms of the 9 3/8% Senior Notes, defeased the remaining $266.2 million 9d% Senior Notes outstanding at a total cost of $298.8 million. The 9d% Senior Notes were placed into trusteeship where they will be held until redemption on November 15, 2000.

9 1/4% SENIOR NOTES DUE 2007:

            On November 26, 1997 the Company issued $275 million principal amount of 9 1/4% Senior Notes. Interest on the 9 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The Senior Notes mature on November 15, 2007. The 9 1/4% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

            The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after November 15, 2002 at specified redemption prices, plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

            Upon the occurrence of a Change of Control (as defined), the Company will be required to make an offer to repurchase all or any part of each holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of repurchase.

            The 9 1/4% Senior Notes are unsecured obligations of the Company, ranking senior in right of payment to all existing and future subordinated indebtedness of the Company, and pari passu with all existing and future senior unsecured indebtedness of the Company, including borrowings under the Term Loan Agreement.

            The 9 1/4% Senior Notes are fully and unconditionally guaranteed on a joint and several and senior basis by the guarantors, which consist of the Company's present and future operating subsidiaries. The 9 1/4% Senior Notes indenture contains certain covenants, including, but not limited to, covenants with respect to: (i) limitations on indebtedness; (ii) limitations on restricted payments; (iii) limitations on transactions with affiliates; (iv) limitations on liens; (v) limitations on sales of assets; (vi) limitations on issuance and sale of capital stock of subsidiaries; (vii) limitations on dividends and other payment restrictions affecting subsidiaries; and (viii) restrictions on consolidations, mergers and sales of assets.

TERM LOAN AGREEMENT

            On November 26, 1997 the Company entered into the Term Loan Agreement with DLJ Capital

Funding Inc., as syndication  agent pursuant to which it borrowed $75 million.

            Amounts outstanding under the Term Loan Agreement bear interest at the base rate (as defined therein) plus 2.25% or the LIBO rate (as defined therein) plus 3.25%. Interest on the Term Loan is payable on March 15, June 15, September 15 and December 15 as to Base Rate Loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed three months, at intervals of three months after the first day of such interest period.

            The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. The Company may prepay the obligations under the Term Loan Agreement beginning on November 15, 1998, subject to a premium of 2.0% of the principal amount thereof. Such premium declines to 1.0% on November 15, 1999 with no premium on or after November 15, 2000.

  INTEREST COST

            Aggregate interest costs on debt and amounts capitalized during the three years ended December 31, 1998, are as follows:

                                                      1996      1997      1998
                                                      ----      ----      ----
                                                        (Dollars in thousands)

Aggregate interest expense on long-term debt .....   $26,263   $29,431   $38,762
Less: Capitalized interest .......................     2,500     2,227     2,063
                                                     -------   -------   -------
Interest expense .................................   $23,763   $27,204   $36,699
                                                     =======   =======   =======
Interest Paid ....................................   $27,660   $29,515   $36,924
                                                     =======   =======   =======


NOTE I--STOCKHOLDER'S EQUITY

            Changes in capital accounts are as follows:

                                          Common Stock         Accumulated           Capital
                                                                Earnings            in Excess
                                     Shares       Amount        (Deficit)          of Par Value
                                     ------       ------        ---------          ------------
                                                        (Dollars in thousands)
Balance January 1, 1996               100       $      0       $  78,383             $265,387
Net income (loss)                      --             --          (5,283)                  --
                                      ---       --------       ---------             --------
Balance December 31, 1996             100              0          73,100              265,387
Net income (loss)                      --             --        (230,453)                  --
WPN stock option                       --             --               --               6,678
                                      ---       --------       ---------             --------
Balance December 31, 1997             100              0        (157,353)             272,065
Net income (loss)                      --             --          (6,503)                  --
Contribution To Capital                --             --               --              63,073
                                      ---       --------       ---------             --------
Balance December 31, 1998             100       $      0       $(163,856)            $335,138
                                      ===       ========       =========             ========

            Pursuant to a reorganization of the Company effective on July 26, 1994, WPC became a wholly-owned subsidiary of WHX. WHX, a new holding company, became the publicly held issuer for all of the outstanding Common and Preferred Stock and outstanding warrants of WPC and assumed WPC's rights and obligations with respect to WPC's option plans, all as described below.

            Pursuant to reorganization of the Company, WHX assumed the rights and obligations of WPC under WPC's stock option plans and WHX Common Stock is issuable in lieu of each share of WPC Common Stock required by the plans.

            The Company accounts for grants of options to purchase WHX Common Stock in accordance with Interpretation 1 to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Options to purchase WHX Common Stock are granted at market value and cash is paid to WHX when the option is exercised. No employee compensation amounts are recorded upon the issuance of options to purchase WHX Common Stock.

            On August 4, 1997 the compensation committee of the Board of Directors of WHX granted an option to purchase 1,000,000 shares of WHX Common Stock to WPN Corp, at the then market price per share, subject to stockholder approval for its performance in negotiating a new five-year labor agreement. The Board of Directors approved such grant on September 25, 1997, and the stockholders approved it on December 1, 1997 (measurement date). The WPN options are exercisable with respect to one-third of the shares of Common Stock issuable upon the exercise thereunder at any time on or after the date of stockholder approval of the Option Grants. The options with respect to an additional one-third of the shares of Common Stock may be exercised on the first and second anniversaries of the Approval Date, respectively. The options, to the extent not previously exercised, will expire on August 4, 2007, respectively.

            The Company is required to record a charge for the fair value of the 1997 option grants under Statement of Financial Accounting Standards No. 123 ("SFAS No.123") ("Accounting for Stock-Based Compensation"). The fair value of the option grant is estimated on the measurement date using the Black--Scholes option-pricing model. The following assumptions were used in the Black--Scholes calculation: expected volatility of 48.3%, risk-free interest rate of 5.83%, an expected life of 5 years and a dividend yield of zero. The resulting estimated fair value of the shares granted in 1997 was $6.7 million which was recorded as part of the special charge related to the new labor agreement.

            Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations will be accounted for by the parent company as a multi-employer pension plan. As a result of the merger of the pension plans and based on current actuarial assumptions, on a consolidated basis, WHX will report a net prepaid pension asset of $44.5 million. The merger will also eliminate WPC cash funding obligations estimated in excess of $135.0 million over the next four years. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded by the parent company. Pension expense allocated to WPC under this plan in 1998 totaled $9.8 million.

NOTE J --RELATED PARTY TRANSACTION

            The Chairman of the Board of WHX is the President and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended, approved by a majority of the disinterested directors of WHX, WPN Corp. provides certain financial, management advisory and consulting services to WPC. Such services include, among others, identification, evaluation and negotiation of acquisitions and diverstitures, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all WPC's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. received a fixed monthly fee of $208,333 in 1998 from the Company. In December 1997 WHX stockholders approved a grant of an option to purchase 1,000,000 shares of Common Stock to WPN Corp. for their performance in obtaining a new labor agreement. The options were valued using the Black--Scholes formula at $6.7 million and recorded as a special charge related to the labor contract. The Management Agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice.

            The Company regularly sells steel product to Unimast at prevailing market prices. During 1998 and 1997, the Company shipped $27.2 million and $4.8 million, respectively of steel product. Amounts due the Company at December 31, 1998 and 1997 were $3.4 million and $12.5 million, respectively.

NOTE K-COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL MATTERS

            The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $2.5 and $3.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) the Company estimates costs to aggregate approximately $500,000. The Company is currently funding its share of remediation costs.

            The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $ 9.5 million for 1996, 1997 and 1998, respectively. The Company anticipates spending approximately $30.8 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $7.5 million in 1999, $7.3 million in 2000, $7.2 million in 2001 and $8.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

            Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

NOTE L--OTHER INCOME
                                                         December 31,
                                              ---------------------------------
                                                1996         1997         1998
                                                ----         ----         ----
                                                    (Dollars in thousands)
Interest and investment income ..........     $ 3,948      $ 4,189      $ 2,702
Equity income ...........................       9,495       (1,206)       5,333
Receivables securitization fees .........      (4,934)      (3,826)      (6,192)
Other, net ..............................         967          622        1,635
                                              -------      -------      -------
                                              $ 9,476      $  (221)     $ 3,478
                                              =======      =======      =======
NOTE M--SALE OF RECEIVABLES

            In 1994, a special purpose wholly-owned subsidiary of WPSC, entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, WCPI and PCC. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivable generated by Unimast in the pool of accounts receivable sold. Accounts receivable at December 31, 1997 and 1998 exclude $69 million and $95 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under this agreement range from 5.5438% to 8.50% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial. The Company is currently negotiating a replacement facility.


NOTE N--INFORMATION ON SIGNIFICANT JOINT VENTURES

            The Company owns 35.7% of Wheeling-Nisshin Inc. (Wheeling-Nisshin) Wheeling-Nisshin had total debt outstanding at December 31, 1997 and 1998 of approximately $18.5 million and $11.6 million, respectively. The Company derived approximately 5.1% and 14.6% of its revenues from sale of steel to Wheeling-Nisshin in 1997 and 1998, respectively. The increase in revenue reflects the effect of the strike on company shipments to Wheeling-Nisshin in 1997. The Company received dividends of $2.5 million annually from Wheeling-Nisshin in 1996 and 1997 and $5.0 million in 1998. Amounts due the Company at December 31, 1998 totaled $4.0 million. Audited financial statements of Wheeling-Nisshin are presented at page 47 because it is considered a significant subsidiary of the Company under SEC regulations.

            The Company owns 50.0% of Ohio Coatings Company (OCC). OCC had total debt outstanding at December 31, 1997 and 1998 of approximately $57.2 million. The Company derived approximately 1.1% and 6.1% of its revenues from sale of steel to OCC in 1997 and 1998 respectively. The increase in revenue reflects the effect of the strike on the Company's shipments to OCC in 1997. Amounts due the Company at December 31, 1998 totaled $28.0 million, including an advance of $16.5 million.

NOTE O -- EXTRAORDINARY CHARGE
                                                             Year Ended
                                                            December 31,
                                                                1997
                                                        (Dollars in thousands)
          Premium on early debt retirement ............      $ 32,600
          Unamortized debt issuance cost ..............         4,770
          Coal retiree medical benefits ...............         2,615
          Income tax effect ...........................       (13,995)
                                                             --------
                                                             $ 25,990
                                                             --------

            In November 1997 the Company paid a premium of $32.6 million to defease the remaining $266.2 million of the 9 3/8 Senior Notes at a total cost of $298.8 million.

            In 1997, a 7% discount rate was used to calculate the actuarially determined coal retiree medical benefit liability compared to 7.5% in 1996. In 1997 the Company also incurred higher premiums for additional retirees and orphans assigned in 1995. See Note D.


NOTE P--SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE SUBSIDIARY GUARANTORS
        OF THE 9 1/4% SENIOR NOTES

                                                                                         Year Ended December 31,
                                                                          ------------------------------------------------
                                                                              1996               1997              1998
                                                                              ----               ----              ----
                                                                                        (Dollars in thousands)
INCOME DATA
          Net sales                                                       $ 1,110,684       $   489,662       $ 1,111,541
          Cost of products sold, excluding depreciation                       987,528           585,609           949,475
          Depreciation                                                         66,125            46,203            76,321
          Selling, general and administrative expense                          54,740            52,294            61,276
          Special charge                                                         --              92,701              --
                                                                          -----------       -----------       -----------
          Operating income(loss)                                                2,291          (287,145)           24,469
          Interest expense                                                     22,983            26,071            31,408
          Other income(loss)                                                     (973)           (1,280)           (3,904)
                                                                          -----------       -----------       -----------
          Income (loss) before tax                                            (21,665)         (314,496)          (10,843)
          Tax provision(benefit)                                              (10,615)         (110,034)           (3,535)
                                                                          -----------       -----------       -----------
          Net income (loss)                                               $   (11,050)      $  (204,462)      $    (7,308)
                                                                          ===========       ===========       ===========

                                                                                       Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               1996              1997              1998
                                                                               ----              ----              ----
                                                                                        (Dollars in thousands)
BALANCE SHEET DATA
Assets
               Current assets                                               $  267,055        $  324,813        $  311,222
               Non-current assets                                              926,386           990,435           835,287
                                                                            ----------        ----------        ----------
          Total assets                                                      $1,193,441        $1,315,248        $1,146,509
                                                                            ==========        ==========        ==========
          Liabilities and stockholder's equity
               Current liabilities                                          $  152,385        $  311,723        $  262,926
               Non-current liabilities                                         739,762           935,834           760,127
               Stockholder's equity                                            301,294            67,691           123,456
                                                                            ----------        ----------        ----------
          Total liabilities and stockholder's equity                        $1,193,441        $1,315,248        $1,146,509
                                                                            ==========        ==========        ==========

NOTE Q--QUARTERLY INFORMATION (UNAUDITED)

            Financial results by quarter for the two fiscal years ended December 31, 1997 and 1998 are as follows:

                                                                                         Earnings (Loss) Per       Earnings
                                        Gross Profit    Extraordinary    Net Income        Share Before         (Loss) Per
                         Net Sales         (Loss)         Charge            (Loss)      Extraordinary Charge        Share
                         ---------         ------         ------            ------      --------------------        -----
                                                                    (Dollars in thousands)
1997:(1)
1st Quarter..........      79,014         (34,139)             --          (40,251)            *                    *
2nd Quarter..........      87,878         (20,825)             --          (34,584)
3rd Quarter..........     103,217         (31,621)             --          (96,785)
4th Quarter..........     219,553          (9,362)        (25,990)         (58,833)
1998:
1st Quarter..........     259,121          29,182              --           (8,951)            *                    *
2nd Quarter..........     288,767          52,361              --            6,092
3rd Quarter..........     297,717          45,247              --            1,959
4th Quarter..........     265,936          34,671              --           (5,603)

* Earnings per share are not meaningful because the Company is a wholly-owned subsidiary of WHX Corporation.

(1) The financial results of the Company for all four quarters of 1997 were adversely affected by the strike. Negative impacts of the strike included the volume effect of lower production on fixed cost absorption, higher levels of external steel purchases, start-up costs and a higher-cost mix of products shipped.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                  NOT APPLICABLE

                                    PART III

                  OMITTED


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

            (a) 2.  Audited Financial Statements of Wheeling-Nisshin, Inc.

            The following audited Financial Statements of Wheeling-Nisshin, Inc. are presented because Wheeling-Nisshin is considered a significant subsidiary as defined under SEC Regulations.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PricewatehouseCoopers LLP
Pittsburgh, Pennsylvania
February 16,1999

                             WHEELING-NISSHIN, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                               1998         1997
                                                                               ----         ----

                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................     $ 21,278     $ 22,313
  Investments ..........................................................       48,659       28,500
  Trade accounts receivable, net of allowance for
    bad debts of $250 in 1998 and 1997 (Note 8).........................       10,262       16,364
  Inventories (Note 3) .................................................       13,797       16,793
  Prepaid income taxes .................................................        1,507          139
  Deferred income taxes (Note 6) .......................................        2,654        2,342
  Other current assets .................................................          432          622
                                                                             --------     --------
        Total current assets ...........................................       98,589       87,073
Property, plant and equipment, net (Note 4) ............................      111,788      124,787
Debt issuance costs, net of accumulated amortization
  of $1,792 in 1998 and $1,704 in 1997..................................          109          197
Other assets ...........................................................          602          719
                                                                             --------     --------
        Total assets ...................................................     $211,088     $212,776
                                                                             ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................     $  5,381     $ 10,684
  Due to affiliates (Note 8) ...........................................        3,968        3,356
  Accrued interest .....................................................          237          367
  Other accrued liabilities ............................................        3,970        3,260
  Accrued profit sharing ...............................................        6,290        4,644
  Current portion of long-term debt (Note 5) ...........................        6,775        6,835
                                                                             --------     --------
        Total current liabilities ......................................       26,621       29,146
Long-term debt, less current portion (Note 5) ..........................        4,824       11,645
Deferred income taxes (Note 6) .........................................       26,271       25,262
Other long-term liabilities (Note 9) ...................................        2,500        2,500
                                                                             --------     --------
        Total liabilities ..............................................       60,216       68,553
                                                                             --------     --------
Commitments and contingencies (Note 8 and 9)
Shareholders' equity:
  Common stock, no par value; authorized, issued
    and outstanding, 7,000 shares.......................................       71,588       71,588
  Retained earnings ....................................................       79,284       72,635
                                                                             --------     --------
    Total shareholders' equity .........................................      150,872      144,223
                                                                             --------     --------
        Total liabilities and shareholders' equity .....................     $211,088     $212,776
                                                                             ========     ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   1998                 1997                  1996
                                                                                ---------            ---------            ---------
Net Sales (Note 8) ..................................................           $ 379,415            $ 396,278            $ 375,658
Cost of goods sold (Note 8) .........................................             341,877              365,967              335,071
                                                                                ---------            ---------            ---------
    Gross profit ....................................................              37,538               30,311               40,587
Selling, general and administrative expenses ........................               6,957                5,608                6,546
                                                                                ---------            ---------            ---------
    Operating profit ................................................              30,581               24,703               34,041
                                                                                ---------            ---------            ---------

Other income (expense):
  Interest and other income .........................................               3,002                2,203                2,539
  Interest expense ..................................................                (985)              (1,398)              (1,909)
                                                                                ---------            ---------            ---------
                                                                                    2,017                  805                  630
                                                                                ---------            ---------            ---------
    Income before income taxes ......................................              32,598               25,508               34,671
Provision for income taxes (Note 6) .................................              11,949                9,435               13,110
    Net income ......................................................           $  20,649            $  16,073            $  21,561
                                                                                =========            =========            =========
Earnings per share ..................................................           $    2.95            $    2.30            $    3.08
                                                                                =========            =========            =========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                   Retained
                                                                          Common Stock             Earnings                  Total
                                                                          ------------             --------                  -----

Balance at December 31, 1995 ................................              $  71,588              $  49,001               $ 120,589
Net income ..................................................                   --                   21,561                  21,561
Cash dividends ($1 per share) ...............................                   --                   (7,000)                 (7,000)
                                                                           ---------              ---------               ---------

Balance at December 31, 1996 ................................                 71,588                 63,562                 135,150
Net income ..................................................                   --                   16,073                  16,073
Cash dividends ($1 per share) ...............................                   --                   (7,000)                 (7,000)
                                                                           ---------              ---------               ---------

Balance at December 31, 1997 ................................                 71,588                 72,635                 144,223
Net income ..................................................                   --                   20,649                  20,649
Cash dividends ($2 per share) ...............................                   --                  (14,000)                (14,000)
                                                                           ---------              ---------               ---------

Balance at December 31, 1998 ................................              $  71,588              $  79,284               $ 150,872
                                                                           =========              =========               =========


    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                   1998            1997            1996
Cash flows from operating activities:
  Net income ............................................................       $ 20,649        $ 16,073        $ 21,561
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization .......................................         13,396          13,065          12,952
    Loss on disposal of land ............................................              6            --              --
    Deferred income taxes ...............................................            697           1,141           5,330
    Net change in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable ..................          6,102           3,401            (730)
      Decrease (increase) in inventories ................................          2,996           5,440          (3,467)
      (Increase) decrease in prepaid and accrued
        income taxes.....................................................         (1,368)         (3,322)            (51)
      Decrease (increase) in other assets ...............................            190             197            (636)
      (Decrease) increase in accounts payable ...........................         (5,303)        (10,542)         12,846
      Increase (decrease) in due to affiliates ..........................            612           3,356          (6,036)
      Decrease in accrued interest ......................................           (130)           (130)           (173)
      (Decrease) increase in other accrued liabilities ..................          2,356          (1,989)            945
                                                                                --------        --------        --------
        Net cash provided by operating activities .......................         40,203          26,690          42,541
                                                                                --------        --------        --------

Cash flows from investing activities:
  Capital expenditures, net .............................................           (222)           (959)         (1,173)
  Proceeds from sale of land ............................................             24            --              --
  Purchase of investments ...............................................        (44,214)        (43,700)        (19,900)
  Maturity of investments ...............................................         24,055          35,100            --
                                                                                --------        --------        --------
        Net cash used in investing activities ...........................        (20,357)         (9,559)        (21,073)
                                                                                --------        --------        --------

Cash flows from financing activities:
  Payments on long-term debt ............................................         (6,881)         (6,835)        (11,361)
  Payment of dividends ..................................................        (14,000)         (7,000)         (7,000)
                                                                                --------        --------        --------
        Net cash used in financing activities ...........................        (20,881)        (13,835)        (18,361)
                                                                                --------        --------        --------
Net increase (decrease) in cash and
  cash equivalents.......................................................         (1,035)          3,296           3,107
Cash and cash equivalents:
  Beginning of the year .................................................         22,313          19,017          15,910
                                                                                --------        --------        --------
  End of the year .......................................................       $ 21,278        $ 22,313        $ 19,017
                                                                                ========        ========        ========

Supplemental cash flow disclosures: Cash paid during the year for:
    Interest ............................................................       $  1,115        $  1,528        $  2,082
                                                                                ========        ========        ========
    Income taxes ........................................................       $ 12,622        $ 11,616        $  7,831
                                                                                ========        ========        ========
Supplemental schedule of noncash investing and financing activities:
  Acquisition of property, plant and equipment
    included in other long-term liabilities (Note 9) ....................       $   --          $  2,500        $   --
                                                                                ========        ========        ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                     -------


1.          DESCRIPTION OF BUSINESS:

            Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. At December 31, 1998, Nisshin Holding Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd., (Nisshin), and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh), a wholly owned subsidiary of WHX Corporation, owned 64.3% and 35.7% of the outstanding common stock of the Company, respectively.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  USE OF ESTIMATES:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  CASH AND CASH EQUIVALENTS:

                  Cash and cash equivalents consist of general cash accounts and highly liquid debt instruments with maturities of three months or less when purchased. Substantially all of the Company's cash and cash equivalents are maintained at one financial institution. No collateral or other security is provided on these deposits, other than $100 of deposits insured by the Federal Deposit Insurance Corporation.

                  INVESTMENTS:

                  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposit and commercial paper, are classified as held-to-maturity and are recorded at cost. The certificates of deposit amounted to $0 and $28,500 at December 31, 1998 and 1997, respectively, and are maintained at one financial institution. Commercial paper amounted to $48,659 and $0 at December 31, 1998 and 1997, respectively.

                  INVENTORIES:

                  Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

                             (Dollars in thousands)
                                     -------


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

                  PROPERTY, PLANT AND EQUIPMENT:

                  Property,   plant  and   equipment  is  stated  at  cost  less
                  accumulated depreciation and amortization.

                  Major renewals and improvements are charged to the property accounts, while replacements, maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property, plant and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts. Gains or losses on sales are reflected in other income.

                  Depreciation   and   amortization   are  provided   using  the
                  straight-line method over the estimated useful lives of the assets.

                  DEBT ISSUANCE COSTS:

                  Debt issuance costs associated with long-term debt secured to finance the construction of the Company's original manufacturing facility and the second production line were capitalized and are being amortized using the effective interest method over the term of the related debt.

                  INCOME TAXES:

                  The Company uses SFAS No. 109, "Accounting for Income Taxes", to recognize deferred tax liabilities and assets for the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  EARNINGS PER SHARE:

                  In 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts.

                  Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

                             (Dollars in thousands)
                                     -------


3.          Inventories

            Inventories consist of the following at December 31:

                                                        1998             1997
                                                      -------          -------

Raw materials ............................            $ 7,576          $ 5,335
Finished goods ...........................              5,711           10,115
                                                      -------          -------
                                                      $13,287          $15,450
                                                      -------          -------
LIFO reserve .............................                510            1,343
                                                      -------          -------
                                                      $13,797          $16,793
                                                      =======          =======

            During 1998, the Company revised its LIFO valuation approach to valuing inventories at December 31, 1998. The effect of this change was to decrease inventories and income before income taxes by approximately $1,593 and net income by approximately $1,009. Additionally, during 1998, certain inventory quantities were reduced resulting in a liquidation of LIFO inventories, the effect of which decreased net income by approximately $102.


4.  Property, Plant and Equipment

            Property, plant and equipment consists of the following at December 31:

                                                           1998           1997
                                                        ---------     ---------

Buildings ..........................................    $  34,674     $  34,665
Land improvements ..................................        3,097         3,097
Machinery and equipment ............................      165,569       164,893
Office equipment ...................................        3,262         3,725
                                                        ---------     ---------
                                                          206,602       206,380
Less accumulated depreciation and amortization .....      (95,816)      (82,625)
                                                        ---------     ---------
                                                          110,786       123,755
Land ...............................................        1,002         1,032
                                                        ---------     ---------
                                                        $ 111,788     $ 124,787
                                                        =========     =========

            Depreciation expense was $13,191, $12,846 and $12,715 in 1998, 1997, and 1996, respectively.

                             (Dollars in thousands)
                                     -------


5.  Long-Term Debt

            Long-term debt consists of the following at December 31:

                                                          1998          1997
                                                          ----          ----

Industrial revenue bonds for the second production line
  accruing interest at .625% over the LIBOR rate, as
  adjusted for periods ranging from three months to
  one year, as elected by the Company. The interest
  rate on the bonds was 6.66% at December 31, 1998
  and 6.53% at December 31, 1997. The bonds are
  payable in 17 equal semi-annual installments of
  $3,353 plus interest through March 2000.............. $ 11,529      $  18,235

West Virginia Economic Development Authority
  (WVEDA) loan accruing interest at 4%, payable in
  monthly installments of $2 including interest
  through January 2001 was repaid in 1998..............       --            67

Capital lease obligations accruing interest at rates
  ranging from 10% to 13.8%, payable in monthly
  installments through January 2000....................       70            178
                                                         -------       --------
                                                          11,599         18,480
Less current portion...................................    6,775          6,835
                                                         -------       --------
                                                         $ 4,824       $ 11,645
                                                         =======       ========

            The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1998, 1997 and 1996.

            The annual maturities on all long-term debt for each of the five years ending December 31 are: $6,775 in 1999; $4,824 in 2000; and $0 thereafter.

                             (Dollars in thousands)
                                     -------


6.  Income Taxes

            The provision for income taxes for the years ended December 31 consist of:

                                             1998           1997           1996
                                           -------        -------        -------
Current:
  U.S. Federal ....................        $10,543        $ 7,771        $ 7,366
  State ...........................            709            523            414
Deferred ..........................            697          1,141          5,330
                                           -------        -------        -------
                                           $11,949        $ 9,435        $13,110
                                           =======        =======        =======


            Reconciliation of the federal statutory and effective tax rates for 1998, 1997 and 1996 are as follows:

                                                 1998         1997         1996
                                                 ----         ----         ----

Federal statutory rate ..................        35.0%        35.0%        35.0%
State income taxes ......................         1.6          1.5          1.2
Other, net ..............................         0.1          0.5          1.6
                                                 ----         ----         ----
                                                 36.7%        37.0%        37.8%
                                                 ====         ====         ====

            The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:

                                                            1998           1997
                                                          -------        -------

Deferred tax assets:
  Accrued expenses ...............................        $ 1,143        $ 1,120
  Other ..........................................          1,511          1,222
                                                          -------        -------
                                                            2,654          2,342
                                                          -------        -------

Deferred tax liabilities:
  Depreciation and amortization ..................         22,729         23,781
  Other ..........................................          3,542          1,481
                                                          -------        -------
                                                           26,271         25,262
                                                          -------        -------
                                                          $23,617        $22,920
                                                          =======        =======

            The Company has received two separate tax credits for new business investment and jobs expansion (Supercredits) in West Virginia. The Supercredits may only be applied to offset the West Virginia income tax liability generated by the specific business expansion that created the credit. The first Supercredit was granted in 1988 and expired in 1997. However, the Company has approximately $2,500 of credit carryforwards attributed to the 1988 investment that may be used to offset the company's West Virginia income tax liability for the three taxable years ended 2000.

            The second Supercredit granted in 1993 can be used to offset up to $5,958 annually of West Virginia income tax attributable to the 1993 investment through the 2002 tax year. A portion on any unused credit may be carried forward for three taxable years thereafter.

            A valuation allowance for the entire amount of the Supercredits has been recognized in the accompanying financial statements. Accordingly, as the Supercredits are utilized, a benefit is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $1,120 in 1998, $876 in 1997 and $1,058 in 1996.

                             (Dollars in thousands)
                                     -------


7.  Employee Benefit Plans

            RETIREMENT PLAN:

            The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was $490 in 1998, $415 in 1997 and $336 in 1996.

            PROFIT-SHARING PLAN:

            The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. The profit-sharing expense, which includes the profit-sharing contribution and the related employer payroll taxes, was $6,290 in 1998, $4,644 in 1997 and $6,505 in
            1996.

            POSTRETIREMENT BENEFITS:

            In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense was $68 for 1998, 1997 and 1996. Accrued postretirement benefits were approximately $203 and $135 at December 31, 1998 and 1997, respectively.


8.          RELATED PARTY TRANSACTIONS:

            The Company has an agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased $164,473, $24,533 and $161,380 of raw materials and processing services from Wheeling-Pittsburgh in 1998, 1997 and 1996, respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

            The Company sells products to Wheeling-Pittsburgh. Such sales totaled $1,916, $6,408, and $6,511 in 1998, 1997 and 1996, respectively, of which $228 and $880 remained unpaid at December 31, 1998 and 1997, respectively, and are included in trade accounts receivable in the accompanying balance sheets. The Company also sells products to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $333, $435 and $1,537 in 1998, 1997 and 1996, respectively, of which $0 and $10 remained unpaid at December 31, 1998 and 1997, respectively, and were included in trade accounts receivable in the accompanying balance sheets.

                             (Dollars in thousands)
                                     -------



9.        LEGAL MATTERS:

          The Company is a party to a dispute for final settlement of charges related to the construction of its second production line. The Company had claims asserted against it in the amount of approximately $6,900 emerging from civil actions alleging delays on the project. In connection with the dispute, the Company filed a separate claim for alleged damages that it had sustained in the amount of approximately $400.

          The claims were litigated in the Court of Common Pleas of Allegheny County, Pennsylvania, in a jury trial, which commenced on January 5, 1996. A verdict in the amount of $6,700 plus interest of $1,900 was entered against the Company on October 2, 1996. After the verdict, the plaintiffs requested the trial court to award counsel fees in the amount of $2,422 against the Company. The motions for counsel fees plus interest were granted by the court to the plaintiffs in June 1997.

          The Company filed appeals from the judgments to the Superior Court of Pennsylvania in 1997. Post-judgment interest accrues during the appeal period. Additionally, the Company has posted a bond approximating
          $12,000 that will be held by the court pending the appeals. On December 31, 1998, a three-judge panel of the Superior Court ruled in favor of the Company's appeals vacating the October 2, 1996 adverse verdict and the award of counsel fees and remanded the case for a new trial. The original plaintiffs have requested the Superior Court hear reargument of the case. The Company has been advised by its Special Counsel that it has various legal bases for relief, if a new trial were to be held; however, since litigation is subject to many uncertainties, the Company is presently unable to predict the outcome of this matter. In 1997, the Company recorded a liability in the amount of $2,500 related to these matters, which was capitalized in property, plant and equipment as cost overruns in the accompanying balance sheets. There is at least a reasonable possibility that the ultimate resolution of these matters may have a material effect on the Company's results of operations or cash flows in the year of final determination. Any portion of the ultimate resolution for interest, penalties and counsel fees will be charged to results of operations.


10.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values and the methods used to estimate those values are disclosed below:

          INVESTMENTS:

          The fair values of commercial paper and certificates of deposit were $48,844 and $28,890 at December 31, 1998 and 1997, respectively. These amounts were determined based on the investment cost plus interest receivable at December 31, 1998 and 1997.

          LONG-TERM DEBT:

          Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, fair value approximates the carrying value.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Act of 1933, as amended, Wheeling-Pittsburgh Corporation has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wheeling, State of West Virginia on March 30, 1999.


                                   WHEELING-PITTSBURGH CORPORATION


                                   By:/s/ James G. Bradley
                                      -------------------------
                                      James G. Bradley
                                      President and Chief Executive Officer


                                POWER OF ATTORNEY

            Each person whose signature appears below constitutes and appoints James G. Bradley and Paul J. Mooney, and each of them singly, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) and supplements to this Registration Statement, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                      Title                                Date
----------                      -----                                ----

/S/ James G. Bradley            President and Chief Executive     March 30, 1999
------------------------        Officer (Principal
James G. Bradley                Executive Officer)

/S/ Paul J. Mooney              Executive Vice President and      March 29, 1999
------------------------        Chief Financial Officer
Paul J. Mooney                  (Principal Accounting Officer)

/S/ Ronald Labow                Director                          March 30, 1999
----------------
Ronald LaBow

/S/ Robert A. Davidow           Director                          March 30, 1999
---------------------
Robert A. Davidow

/S/ Marvin L. Olshan            Director                          March 30, 1999
------------------------
Marvin L. Olshan