Form 10-Q
period 1999-03-31
WHEELING PITTSBURGH CORP /DE/
filed 1999-05-17
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                               -------------------------------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________



       FOR QUARTER ENDED MARCH 31, 1999      COMMISSION FILE NUMBER 033-89746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding was 100 shares as of April 30, 1999.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         QUARTER ENDED MARCH 31,
                                                          1999           1998
                                                          ----           ----
                                                             (In thousands)

NET SALES ............................................   $ 250,048    $ 259,121

OPERATING COSTS
      Cost of goods sold .............................     238,585      229,939
      Depreciation ...................................      20,215       19,531
      Selling, administrative and general expense ....      16,052       14,315
                                                         ---------    ---------

                                                           274,852      263,785
                                                         ---------    ---------

OPERATING LOSS .......................................     (24,804)      (4,664)

      Interest expense on debt .......................       9,176        9,400
      Other income ...................................         481          276
                                                         ---------    ---------

LOSS BEFORE TAXES ....................................     (33,499)     (13,788)

      Tax provision (benefit) ........................     (13,232)      (4,837)
                                                         ---------    ---------

NET LOSS .............................................   $ (20,267)   $  (8,951)
                                                         =========    =========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET


                                                                         MARCH 31,               DECEMBER 31,
                                                                           1999                      1998
                                                                           ----                      ----
                                                                        (Unaudited)
                                                                         (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                        $          --             $       6,731
      Trade receivables - net                                                 61,176                    39,504

      Inventories:
          Finished and semi-finished products                                145,559                   148,352
          Raw materials                                                       80,281                    74,988
          Other materials and supplies                                        20,722                    33,373
          Excess of LIFO over current cost                                     2,626                     2,626
                                                                        ------------                 ---------
                                                                             249,188                   259,339

      Prepaid expenses and deferred charges                                    5,837                     6,141
                                                                        ------------                 ---------
                          Total current assets                               316,201                   311,715

Investments in associated companies                                           64,422                    69,075
Property, plant and equipment at cost, less
      accumulated depreciation                                               643,240                   651,086
Deferred income taxes                                                        163,806                   147,162
Due from affiliates                                                           44,842                    44,693
Deferred charges and other assets                                             22,985                    32,636
                                                                        ------------               -----------
                                                                          $1,255,496                $1,256,367
                                                                        ============                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                     $   120,124                  $ 96,615
      Short-term debt                                                         49,997                    66,999
      Deferred income taxes - current                                         27,156                    27,156
      Other current liabilities                                               91,698                    76,892
      Long-term debt due in one year                                             217                       217
                                                                        ------------               -----------
                          Total current liabilities                          289,192                   267,879

Long-term debt                                                               349,745                   349,775
Other employee benefit liabilities                                           413,623                   414,955
Other liabilities                                                             51,921                    52,476
                                                                        ------------              ------------
                                                                           1,104,481                 1,085,085
                                                                        ------------                ----------

Stockholders' Equity:
      Common Stock - $.01 par value - 100
          shares issued and outstanding                                           --                        --
      Additional paid-in capital                                             335,138                   335,138
      Accumulated earnings (deficit)                                        (184,123)                 (163,856)
                                                                         -----------              ------------
Total stockholders' equity                                                   151,015                   171,282
                                                                         -----------              ------------

                                                                          $1,255,496                $1,256,367
                                                                         ===========              ============

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                QUARTER ENDED MARCH 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $ (20,267)                 $ (8,951)
      Items not affecting cash
          from operating activities:
          Depreciation                                                        20,215                    19,531
          Other postretirement benefits                                        1,270                     2,150
          Income taxes                                                       (17,175)                      322
          Equity income in affiliated companies                               (1,378)                     (958)
          Pension expense                                                      1,518                     5,556
          (Gain)/loss on disposition of assets                                 2,479                        --
      Decrease (increase) in working capital elements:
          Trade receivables                                                  (21,672)                  (28,015)
          Trade receivables sold                                                  --                    15,500
          Inventories                                                         10,151                     1,049
          Other current assets                                                   304                     6,956
          Trade payables                                                      23,509                    14,612
          Other current liabilities                                           14,806                     5,335
      Other items - net                                                       (2,722)                   (8,333)
                                                                            --------                ----------

          Net cash provided by operating activities                           11,038                    24,754
                                                                            --------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Plant additions and improvements                                       (14,848)                   (6,755)
      Investment in affiliates                                                 1,031                        --
      Dividends from affiliated companies                                      5,000                     5,000
                                                                           ---------                ----------
          Net cash provided by (used in)
              investing activities                                            (8,817)                   (1,755)
                                                                            --------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                                           (30)                      (27)
      Short term debt payments                                               (17,002)                  (33,728)
      Receivables from affiliates                                               (149)                   10,341
      Letter of credit collateralization                                       8,229                       415
                                                                           ---------                ----------

          Net cash provided by (used in) financing activities                 (8,952)                  (22,999)
                                                                           ---------                -----------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                        (6,731)                       --

Cash and cash equivalents
      at beginning of period                                                   6,731                        --
                                                                           ---------                -----------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                   $        --                  $     --
                                                                         ===========                ==========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of March 31, 1999, the consolidated statement of operations and the consolidated statement of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at March 31, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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

BUSINESS SEGMENT

             The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form and other products used primarily by the construction, highway and agricultural markets.


NOTE 1 - SALES OF RECEIVABLES

             Accounts receivable at March 31, 1999 and 1998 exclude $95.0 million and $84.5 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 5.3875% to 6.125% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial. The Company is currently negotiating a replacement facility.

NOTE 2 - REVOLVING CREDIT FACILITY

             On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar Rate plus 2.25%. The margin over the prime rate and the Eurodollar Rate can fluctuate based upon performance. Borrowings outstanding against the prior RCF at March 31, 1999 totaled $50.0 million. Letters of credit outstanding under the prior RCF were $2.5 million at March 31, 1999.

NOTE 3 - CONTINGENCIES

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

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $2.1 million for 1997, 1998 and the first three months of 1999, respectively. The Company anticipates spending approximately $21.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $5.5 million in 1999, $5.8 million in 2000, $6.0 million in 2001 and $4.4 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $12.5 million at March 31, 1999. These accruals were initially determined by the Company in 1991 based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly.
      Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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


NOTE 4 - ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE


      In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expended. The adoption of SOP 98-1 had no material effect to the financial statements of the Company as of March 31, 1999.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. The Company subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. The case has been set for trial on August 16, 1999. The Company has reached out-of-court settlements with four of the nine steel trading companies named in this lawsuit.

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

RESULTS OF OPERATIONS

      Net sales for the first quarter of 1999 totaled $250.0 million on shipments of steel products totaling 598,666 tons. Net sales for the first quarter of 1998 totaled $259.1 million on shipments of 530,393 tons. Average sales prices decreased from $489 per ton shipped to $418 per ton shipped primarily due to a decrease of 7.7% in steel prices, reflecting severe pressure on prices due to the significant increase in low-priced steel imports and a shift to a lower valued mix of products shipped.

      First quarter 1999 operating costs increased to $274.9 million from $263.8 million. Operating cost per ton decreased to $459 per ton in the 1999 first quarter from $497 per ton in the 1998 first quarter. The increase in operating costs primarily reflects the effects of higher volumes of shipments in the 1999 first quarter compared to the 1998 first quarter. The decrease in operating cost per ton reflects the effect of higher volumes on fixed cost absorption. The
Company produced 622,972 tons of raw steel in the 1999 first quarter, as compared to 623,714 tons in the 1998 first quarter.

      Depreciation expense increased $0.7 million to $20.2 million in the first quarter of 1999 from $19.5 million in the comparable period in 1998 due to the acquisition of assets during 1998.

      Selling, administrative and general expense for the first quarter of 1999 increased $1.7 million to $16.1 million from $14.3 million in the comparable period in 1998 due primarily to an increased marketing effort in the first quarter.

      Interest expense for the first quarter 1999 decreased $0.2 million to $9.2 million from the comparable period in 1998 due to lower levels of short-term borrowings.

      Other income increased $0.2 million to $0.5 million in the first quarter of 1999, compared to $0.3 million in the 1998 first quarter. The increase in other income reflects increased equity income from joint venture operations, partially offset by a decrease resulting from lower interest income earned.

      The 1999 and 1998 first quarter tax benefits reflect estimated annual effective tax rates of 39.5% and 35%, respectively.

      Net loss for the 1999 first quarter totaled $20.3 million compared to the 1998 first quarter net loss which totaled $9.0 million.

      FINANCIAL POSITION

      Net cash flow provided by operating activities for the first three months of 1999 totaled $11.0 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) provided $27.1 million of funds. Accounts receivable increased by $21.7 million, trade payables increased $23.5 million, other current assets decreased $0.3 million, and other current liabilities increased $14.8 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $249.2 million at March 31, 1999, a decrease of $10.2 million from December 31, 1998. The increase in accounts receivable is due to increased shipments in the first quarter of 1999 as compared to the fourth quarter of 1998.

      In the first three months of 1999, $14.8 million was spent on capital improvements including $2.1 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar Rate Plus 2.25%. The margin over the prime rate and the Eurodollar Rate can fluctuate based upon performance. Borrowings outstanding against the prior RCF at March 31, 1999 totaled $50.0 million. Letters of credit outstanding under the prior RCF were $2.5 million at March 31, 1999.

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

LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During the 1999 first quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

YEAR 2000 PROJECT

      WPC's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing at WPSC including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and in addition surveying WPC's major suppliers and customers to assure their readiness.

      Mainframe business systems are 100% Year 2000 compliant; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by June 30, 1999; 85% of the process control systems are currently Year 2000 compliant. Process control systems will be 95% compliant by June 30, 1999 and 100% compliant in the third quarter of 1999. Building controls are Year 2000 compliant at this time. Supplier and customer surveys are 100% complete.

      The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $2.3 million. The total amount expended on the project through March 31, 1999 is $1.9 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

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



                         WHEELING-PITTSBURGH CORPORATION




                         /s/  PAUL J. MOONEY
                         ------------------------------------
                              P. J. Mooney
                              Chief Financial Officer
                              (Principal Financial Officer and
                              Principal Accounting Officer)



May 13, 1999