Form 10-Q
period 1999-06-30
WHEELING PITTSBURGH CORP /DE/
filed 1999-08-12
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
                               -------------------------------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________


         For Quarter Ended June 30, 1999     Commission File Number 033-89746


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

The number of shares of Common Stock issued and outstanding was 100 shares as of July 30, 1999.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Quarter Ended June 30,   Six Months Ended June 30,
                                                      ----------------------   -------------------------
                                                         1999        1998       1999            1998
                                                         ----        ----       ----            ----
                                                                      (In thousands)

Net Sales                                             $ 255,799   $ 288,767  $ 505,847   $ 547,888

Operating Costs
         Cost of goods sold                             218,189     236,406    456,774     466,345
         Depreciation                                    19,145      19,581     39,360      39,112
         Selling, administrative and general expense     16,584      15,937     32,636      30,252
                                                      ---------   ---------  ---------   ---------

                                                        253,918     271,924    528,770     535,709
                                                      ---------   ---------  ---------   ---------

Operating Income (Loss)                                   1,881      16,843    (22,923)     12,179

         Interest expense on debt                         9,231       8,743     18,407      18,143
         Other income                                       222       1,824        703       2,100
                                                      ---------   ---------  ---------   ---------

Income (Loss) Before Taxes                               (7,128)      9,924    (40,627)     (3,864)

         Tax provision (benefit)                         (1,678)      3,832    (14,910)     (1,005)
                                                      ---------   ---------  ---------   ---------

Net Income (Loss)                                     $  (5,450)  $   6,092  $ (25,717)  $  (2,859)
                                                      =========   =========  =========   =========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       June 30,  December 31,
                                                                        1999          1998
                                                                        ----          ----
                                                                      (Dollars in thousands)
ASSETS
Current Assets:
         Cash and cash equivalents                                   $      --     $     6,731
         Trade receivables - net                                          47,285        39,504

         Inventories:
                Finished and semi-finished products                      173,449       148,352
                Raw materials                                             88,194        74,988
                Other materials and supplies                              22,206        33,373
                Excess of LIFO over current cost                           2,626         2,626
                                                                     -----------   -----------
                                                                         286,475       259,339

         Prepaid expenses and deferred charges                            17,175         6,141
                                                                     -----------   -----------
                                          Total current assets           350,935       311,715

Investments in associated companies                                       64,366        69,075
Property, plant and equipment at cost, less
         accumulated depreciation                                        655,726       651,086
Deferred income taxes                                                    151,291       147,162
Due from affiliates                                                       37,395        44,693
Deferred charges and other assets                                         29,051        32,636
                                                                     -----------   -----------
                                                                     $ 1,288,764   $ 1,256,367
                                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Trade payables                                              $   129,130   $    96,615
         Short-term debt                                                  94,615        66,999
         Deferred income taxes - current                                  26,106        27,156
         Other current liabilities                                        76,767        76,892
         Long-term debt due in one year                                      205           217
                                                                     -----------   -----------
                                     Total current liabilities           326,823       267,879

Long-term debt                                                           354,399       349,775
Other employee benefit liabilities                                       404,947       414,955
Other liabilities                                                         57,030        52,476
                                                                     -----------   -----------
                                                                       1,143,199     1,085,085
                                                                     -----------   -----------

Stockholders' Equity:
         Common Stock - $.01 par value - 100
                shares issued and outstanding                               --            --
         Additional paid-in capital                                      335,138       335,138
         Accumulated earnings (deficit)                                 (189,573)     (163,856)
                                                                     -----------   -----------
Total stockholders' equity                                               145,565       171,282
                                                                     -----------   -----------

                                                                     $ 1,288,764   $ 1,256,367
                                                                     ===========   ===========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                        1999          1998
                                                                        ----          ----
                                                                    (Dollars in thousands)
Cash flows from operating activities:
         Net loss                                                    $(25,717)  $ (2,859)
         Items not affecting cash from
           operating activities:
                Depreciation                                           39,360     39,112
                Other postretirement benefits                          (1,369)    (2,150)
                Income taxes                                           (9,506)     3,307
                Equity income in affiliated companies                  (2,472)    (3,138)
                Pension expense                                         3,036      8,015
                (Gain)/loss on disposition of assets                    2,573        109
         Decrease (increase) in working capital elements:
                Trade receivables                                     (11,006)   (45,960)
                Trade receivables sold                                  3,225     25,000
                Inventories                                           (27,136)       859
                Other current assets                                  (11,034)    18,286
                Trade payables                                         32,515      7,049
                Other current liabilities                              (1,175)     4,000
         Other items - net                                            (19,529)    (8,358)
                                                                     --------   --------

                Net cash provided by (used in) operating activities   (28,235)    43,272
                                                                     --------   --------

Cash flows from investing activities:
         Plant additions and improvements                             (34,072)    (9,869)
         Investment in affiliates                                       2,181       --
         Dividends from affiliated companies                            5,000      5,000
         Proceeds from sale of property                                   640       --
                                                                     --------   --------

                Net cash provided by (used in)
                       investing activities                           (26,251)    (4,869)
                                                                     --------   --------

Cash flows from financing activities:
         Payments on long-term borrowings                               4,612        (54)
         Short term borrowings (payments)                              27,616    (35,106)
         Receivables from affiliates                                    7,298     (4,063)
         Letter of credit collateralization                             8,229        820
                                                                     --------   --------

                Net cash provided by (used in) financing activities    47,755    (38,403)
                                                                     --------   --------

Increase (decrease) in cash and
         cash equivalents                                              (6,731)      --
                                                                     --------   --------

Cash and cash equivalents
         at beginning of period                                         6,731       --

Cash and cash equivalents
         at end of period                                            $   --     $   --
                                                                     ========   ========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

                    The consolidated balance sheet as of June 30, 1999, the consolidated statement of operations for the three and six month periods ended June 30, 1999 and the consolidated statement of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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


Note 1 - Sales of Receivables

                    On May 27, 1999, the Company  renegotiated  its  Receivables
         Facility agreement to sell up to $100 million on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the facility. Accounts receivable at June 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 2 - Revolving Credit Facility

                    On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at June 30, 1999 totaled $94.6 million. Letters of credit outstanding under the RCF were $0.1 million at June 30, 1999.

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

                    The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $4.2 million for 1997, 1998 and the first half of 1999, respectively. The Company anticipates spending approximately $22.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.9 million in 1999, $3.5 million in 2000, $6.7 million in 2001, and $5.6 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                    Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $15.3 million at June 30, 1999. These accruals were initially determined by the Company in 1991 based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

                    Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and
         information   available   to  the  Company  on  pending   judicial  and
         administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operations of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

PART I

Item 2.    Management's Discussion and Analysis

General

         On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. The Company subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. The Company has appealed the Court's decision to the Sixth Circuit Court of Appeals. The Company has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit.

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

Results of Operations

         Net sales for the second quarter of 1999 totaled $255.8 million on shipments of steel products totaling 567,849 tons. Net sales for the second quarter of 1998 totaled $288.8 million on shipments of 557,920 tons. Average sales prices decreased from $518 per ton shipped to $450 per ton shipped due to a decrease of 8.4% in steel prices, reflecting severe pressure on prices due to the significant increase in low-priced steel imports, as well as reduced sales of coke during the second quarter of 1999 as compared to the second quarter of 1998 when the Company was selling excess coke produced during the ten-month strike.

         Second quarter 1999 operating costs decreased to $253.9 million from $271.9 million in the 1998 second quarter. Operating cost per ton decreased to $447 per ton in the 1999 second quarter from $487 per ton in the 1998 second quarter. The Company's lower operating costs are due to lower raw material costs and the absence of coke sales as compared to the second quarter of 1998. Included in the 1999 second quarter operating costs is a $9.0 million settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the second quarter of 1998, the Company recorded $9.8 million of income as a result of insurance recoveries related to various environmental sites. The Company produced 584,995 tons of raw steel in the 1999 second quarter and 620,789 tons in the 1998 second quarter.

         Depreciation expense decreased $0.5 million to $19.1 million in the second quarter of 1999 from $19.6 million in the comparable period in 1998 due to the lower levels of raw steel production in 1999 and the effect on the units of production depreciation method.

         Selling, administrative and general expense for the second quarter of 1999 increased $0.7 million to $16.6 million from $15.9 million in the comparable period in 1998 due primarily to an increased marketing effort in the second quarter of 1999.

         Interest expense for the second quarter 1999 increased $0.5 million to $9.2 million from the comparable period in 1998 due to increased borrowing under the Revolving Credit Facility.

         Other income decreased $1.6 million to $0.2 million in the second quarter of 1999, compared to $1.8 million in the 1998 second quarter. The decrease in other income reflects lower equity income from joint venture operations and lower interest income earned.

         The 1999 second quarter tax benefit reflects an estimated annual effective tax rate of 36.7%. The change in annual effective tax rate is due to changes in estimates for annual pre tax income and permanent tax adjustments. The 1998 second quarter tax provision reflects an estimated annual effective tax rate of 26%.

         Net loss for the 1999 second quarter totaled $5.5 million compared to the 1998 second quarter net income which totaled $6.1 million.

         Net sales for the first six months of 1999 totaled $505.8 million on shipments of steel products totaling 1,166,515 tons. Net sales for the first six months of 1998 totaled $547.9 million on shipments of 1,088,313 tons. Average sales prices decreased from $503 per ton shipped to $434 per ton shipped primarily due to a 7.5% decrease in steel prices reflecting severe pressure on prices due to the significant increase in low-priced steel imports, as well as reduced sales of coke during the first six months of 1999 as compared to the first six months of 1998.

         Operating costs for the first six months of 1999 decreased to $528.8 million from $535.7 million in the 1998 first six months. Operating cost per ton decreased to $453 per ton in the 1999 first six months from $492 per ton in the 1998 first six months. The decline in operating costs is due to reduced sales of coke during the six months of 1999 and lower raw material costs as compared to the same period of 1998. Included in the 1999 six months operating costs is $9.0 million reflecting a favorable settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the six months of 1998, the Company recorded $9.8 million of income as a result of insurance recoveries related to various environmental sites. In the first six months of 1999, the Company produced 1,207,967 tons of raw steel as compared to production of 1,244,503 tons of raw steel in the 1998 first six months.

         Depreciation expense increased $0.3 million to $39.4 million in the first six months of 1999 from $39.1 million in the comparable period in 1998 due to the acquisition of assets in 1998, partially offset by the lower levels of raw steel production in 1999 and its effect on the units of production depreciation method.

         Selling, administrative and general expense for the first six months of 1999 increased $2.3 million to $32.6 million from $30.3 million in the comparable period in 1998 due primarily to an increased marketing effort in 1999.

         Interest expense for the first six months of 1999 increased $0.3 million to $18.4 million from the comparable period in 1998 due to higher levels of long-term debt and increased borrowing under the Revolving Credit Facility.

         Other income decreased $1.4 million to $0.7 million in the first six months of 1999, compared to $2.1 million in the 1998 first six months. The decrease in other income reflects lower equity income from joint venture operations, lower interest income earned and increased securitization fees.

         The 1999 first six month tax benefit reflects an estimated annual effective tax rate of 36.7%, while the 1998 first six month tax benefit reflects an estimated annual effective tax rate of 26%. The decrease in the 1999 effective tax rate reflects changes in estimated annual pretax income and in the amount of permanent tax adjustments.

         Net loss for the first six months of 1999 totaled $25.7 million compared to the 1998 first six months net loss which totaled $2.9 million.

Financial Position

         Net cash flow used in operating activities for the first six months of 1999 totaled $28.2 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) used $14.6 million of funds. Accounts receivable increased by $11.0 million (excluding a $3.2 million sale of trade receivables under the Receivables Facility). Trade payables increased $32.5 million primarily as a result of increased inventories. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $286.5 million at June 30, 1999, an increase of $27.1 million from December 31, 1998.

         In the first six months of 1999, $34.1 million was spent on capital improvements including $4.2 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

         On April 30, 1999, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank Prime Rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at June 30, 1999 totaled $94.6 million and letters of credit outstanding under the RCF totaled $0.1 million.

         On May 27, 1999,  the Company  renegotiated  its  Receivables  Facility agreement to sell up to $100 million on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the facility. Accounts receivable at June 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

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


Liquidity

         Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During the 1999 second quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

Year 2000 Project

         WPC's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing at WPC including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and surveying WPC's major suppliers and customers to assure their readiness.

         Mainframe business systems, external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are 100% Year 2000 compliant; 95% of the process control and auxiliary systems are currently Year 2000 compliant. Process control and auxiliary systems will be 100% compliant in the third quarter of 1999. Building controls are Year 2000 compliant at this time. Supplier and customer surveys are 100% complete. Critical suppliers are expected to be 100% compliant by the end of the third quarter.

         The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $2.3 million. The total amount expended on the project through June 30, 1999 is $2.0 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

         Failure to correct a Year 2000 problem could result in an interruption of certain normal business activities or operations. The Year 2000 project is expected to eliminate any issues that would cause such an interruption. WPC believes that the implementation of the Year 2000 project changes will minimize any interruptions. WPC is currently in the process of developing contingency plans regarding component failure of any Year 2000 non-compliant segment of our business and our critical suppliers.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

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



                                        WHEELING-PITTSBURGH CORPORATION




                                        /s/    P. J. Mooney
                                        --------------------------------
                                               P. J. Mooney
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)



August 12, 1999