Form 10-Q
period 1999-09-30
WHEELING PITTSBURGH CORP /DE/
filed 1999-11-08
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/  /     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________


For Quarter Ended September 30, 1999            Commission File Number 033-89746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding was 100 shares as of October 29, 1999.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                   -----------------------    ---------------------------
                                                         1999        1998      1999        1998
                                                         ----        ----      ----        ----
                                                                    (In thousands)

Net Sales                                             $ 282,358   $ 297,717  $ 788,205   $ 845,605
---------

Operating Costs
         Cost of goods sold                             243,715     252,470    700,489     718,815
         Depreciation                                    19,738      19,456     59,098      58,568
         Selling, administrative and general expense     15,810      15,660     48,446      45,912
                                                      ---------   ---------  ---------   ---------

                                                        279,263     287,586    808,033     823,295
                                                      ---------   ---------  ---------   ---------

Operating Income (Loss)                                   3,095      10,131    (19,828)     22,310

         Interest expense on debt                         9,691       9,145     28,098      27,288
         Other income (expense)                            (491)      1,472        212       3,572
                                                      ---------   ---------  ---------   ---------

Income (Loss) Before Taxes                               (7,087)      2,458    (47,714)     (1,406)

         Tax provision (benefit)                         (3,078)        499    (17,988)       (506)
                                                      ---------   ---------  ---------   ---------

Net Income (Loss)                                     $  (4,009)  $   1,959  $ (29,726)  $    (900)
                                                      =========   =========  =========   =========




See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    September 30, December 31,
                                                                         1999       1998
                                                                         ----       ----
                                                                     (Dollars in thousands)
ASSETS
Current Assets:
         Cash and cash equivalents                                   $      --     $     6,731
         Trade receivables - net                                          55,736        39,504

         Inventories:
                Finished and semi-finished products                      180,235       148,352
                Raw materials                                             78,399        74,988
                Other materials and supplies                              20,947        33,373
                Excess of LIFO over current cost                           2,626         2,626
                                                                     -----------   -----------
                                                                         282,207       259,339

         Prepaid expenses and deferred charges                            16,766         6,141
                                                                     -----------   -----------
                          Total current assets                           354,709       311,715

Investments in associated companies                                       63,940        69,075
Property, plant and equipment at cost, less
         accumulated depreciation                                        648,586       651,086
Deferred income taxes                                                    148,027       147,162
Due from affiliates                                                       42,279        44,693
Deferred charges and other assets                                         28,134        32,636
                                                                     -----------   -----------
                                                                     $ 1,285,675   $ 1,256,367
                                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Trade payables                                              $   105,924   $    96,615
         Short-term debt                                                 112,243        66,999
         Deferred income taxes - current                                  26,106        27,156
         Other current liabilities                                        86,982        76,892
         Long-term debt due in one year                                      200           217
                                                                     -----------   -----------
                          Total current liabilities                      331,455       267,879

Long-term debt                                                           354,375       349,775
Other employee benefit liabilities                                       401,058       414,955
Other liabilities                                                         57,231        52,476
                                                                     -----------   -----------
                                                                       1,144,119     1,085,085
                                                                     -----------   -----------

Stockholders' Equity:
         Common Stock - $.01 par value - 100
                shares issued and outstanding                               --            --
         Additional paid-in capital                                      335,138       335,138
         Accumulated earnings (deficit)                                 (193,582)     (163,856)
Total stockholders' equity                                               141,556       171,282
                                                                     -----------   -----------

                                                                     $ 1,285,675   $ 1,256,367
                                                                     ===========   ===========



See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended Sept. 30,
                                                                       1999        1998*
                                                                       ----        -----
                                                                    (Dollars in thousands)
Cash flows from operating activities:
         Net loss                                                    $(29,726)  $   (900)
         Items not affecting cash from
           operating activities:
                Depreciation                                           59,098     58,568
                Other postretirement benefits                          (4,678)    (4,650)
                Income taxes                                           (6,773)    17,761
                Equity income in affiliated companies                  (3,077)    (5,074)
                Pension expense                                         4,554      8,894
                (Gain)/loss on disposition of assets                    2,718        109
         Decrease (increase) in working capital elements:
                Trade receivables                                     (19,457)   (44,362)
                Trade receivables sold                                  3,225     26,000
                Inventories                                           (22,868)   (28,487)
                Other current assets                                  (10,625)    21,619
                Trade payables                                          9,309      7,757
                Other current liabilities                               9,040     11,868
         Other items - net                                            (20,010)   (13,457)
                                                                     --------   --------

                Net cash provided by (used in) operating activities   (29,270)    55,646
                                                                     --------   --------

Cash flows from investing activities:
         Plant additions and improvements                             (47,024)   (22,706)
         Investment in affiliates                                       3,212       --
         Dividends from affiliated companies                            5,000      5,000
         Proceeds from sale of property                                   881       --
                                                                     --------   --------

                Net cash provided by (used in)
                       investing activities                           (37,931)   (17,706)
                                                                     --------   --------

Cash flows from financing activities:
         Long-term borrowings (payments)                                4,583        (91)
         Short term borrowings (payments)                              45,244    (22,599)
         Receivables from affiliates                                    2,414    (16,470)
         Letter of credit collateralization                             8,229      1,220
                                                                     --------   --------
                Net cash provided by (used in) financing activities    60,470    (37,940)
                                                                     --------   --------

Increase (decrease) in cash and
         cash equivalents                                              (6,731)      --

Cash and cash equivalents
         at beginning of period                                         6,731       --

Cash and cash equivalents
         at end of period                                            $   --     $   --
                                                                     ========   ========

* Reclassified
See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

                    The consolidated balance sheet as of September 30, 1999, the consolidated statement of operations for the three and nine month periods ended September 30, 1999 and the consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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


NOTE 1 - SALES OF RECEIVABLES

                    On May 27, 1999, the Company renegotiated its Receivables Facility agreement to sell up to $100 million on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the facility. Accounts receivable at September 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 2 - REVOLVING CREDIT FACILITY

                    On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at September 30, 1999 totaled $112.2 million. Letters of credit outstanding under the RCF were $0.1 million at September 30, 1999.

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

                    The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $5.7 million for 1997, 1998 and the first nine months of 1999, respectively. The Company anticipates spending approximately
         $18.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.2 million in 1999, $2.7 million in 2000, $4.7 million in 2001, and $5.1 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                    Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $15.1 million at September 30, 1999. These accruals were initially determined by the Company in 1991 based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

RESULTS OF OPERATIONS

         Net sales for the third quarter of 1999 totaled $282.4 million on shipments of steel products totaling 614,452 tons. Net sales for the third quarter of 1998 totaled $297.7 million on shipments of 591,043 tons. The decrease in net sales is due to a decrease of 6.0% in steel prices, reflecting severe pressure on prices due to the significant increase in low-priced steel imports, a lower valued mix of products shipped and lower sales of coke. Sales of coke during the third quarter of 1999 were lower than the third quarter of 1998 when the Company was selling excess coke.

         Third quarter 1999 operating costs decreased to $279.3 million from $287.6 million in the 1998 third quarter. Operating cost per ton decreased to $454 per ton in the 1999 third quarter from $487 per ton in the 1998 third quarter. The Company's lower operating costs are due to lower raw material costs, lower fixed cost absorption due to a higher volume of shipments, and the absence of coke sales as compared to the third quarter of 1998. Included in the 1998 third quarter operating costs are unfavorable physical inventory adjustments of $4.5 million. The Company produced 602,666 tons of raw steel in the 1999 third quarter and 617,303 tons in the 1998 third quarter.

         Depreciation expense increased $0.2 million to $19.7 million in the third quarter of 1999 from $19.5 million in the comparable period in 1998 due to the acquisition of assets during 1998 and 1999, partially offset by lower levels of raw steel production in 1999 and the effect on the units of production depreciation method.

         Selling, administrative and general expense for the third quarter of 1999 increased $0.1 million to $15.8 million from $15.7 million in the comparable period in 1998 due primarily to an increased marketing effort in the third quarter of 1999.

         Interest expense for the third quarter of 1999 increased $0.5 million to $9.7 million from the comparable period in 1998 due to increased borrowing under the Revolving Credit Facility.

         Other income (expense) decreased $2.0 million to $0.5 million expense in the third quarter of 1999, compared to $1.5 million income in the 1998 third quarter. The decrease in other income reflects lower equity income from joint venture operations and lower interest income earned.

         The 1999 third quarter tax benefit reflects an estimated annual effective tax rate of 37.7%. The increase in the 1999 effective tax rate during the third quarter reflects changes in estimated annual pretax income and in permanent differences. The effect of the change in effective tax rate is reflected in the third quarter tax benefit. The 1998 third quarter tax provision reflects an estimated annual effective tax rate of 36%.

         Net loss for the 1999 third quarter totaled $4.0 million compared to 1998 third quarter net income which totaled $2.0 million.

         Net sales for the nine month period of 1999 totaled $788.2 million on shipments of steel products totaling 1,780,967 tons. Net sales for the nine month period of 1998 totaled $845.6 million on shipments of 1,679,356 tons. Average sales prices decreased from $504 per ton shipped to $443 per ton shipped primarily due to a 5.6% decrease in steel prices reflecting severe pressure on prices due to the significant increase in low-priced steel imports. Sales of coke during the nine month period of 1999 were less than the sales during the comparable period of 1998 when the Company was selling excess coke produced during the ten-month strike.

         Operating costs for the nine month period of 1999 decreased to $808.0 million from $823.3 million in the comparable period of 1998. Operating cost per ton decreased to $454 per ton in the 1999 nine month period from $490 per ton in the comparable period of 1998. The decline in operating costs is due to reduced sales of coke during the nine month period of 1999 and lower raw material costs as compared to the same period of 1998. Included in the 1999 nine month operating costs is $9.0 million reflecting a favorable settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the nine month period of 1998, the Company recorded $9.8 million of income as a result of insurance recoveries related to various environmental sites. In the first nine months of 1999, the Company produced 1,810,633 tons of raw steel as compared to production of 1,861,806 tons of raw steel in the 1998 first nine months.

         Depreciation expense increased $0.5 million to $59.1 million in the nine month period of 1999 from $58.6 million in the comparable period of 1998 due to the acquisition of assets in 1998 and 1999, partially offset by the lower levels of raw steel production in 1999 and its effect on the units of production depreciation method.

         Selling, administrative and general expense for the nine month period of 1999 increased $2.5 million to $48.4 million from $45.9 million in the comparable period of 1998 due primarily to an increased marketing effort during 1999.

         Interest expense for the nine month period of 1999 increased $0.8 million to $28.1 million from the comparable period in 1998 due to increased borrowing under the Revolving Credit Facility.

         Other income decreased $3.4 million to $0.2 million in the nine month period of 1999, compared to $3.6 million in the 1998 nine month period. The decrease in other income reflects lower equity income from joint venture operations and lower interest income earned.

         The 1999 nine month tax benefit reflects an estimated annual effective tax rate of 37.7%. The increase in the 1999 effective tax rate reflects changes in estimated annual pretax income and permanent differences. The 1998 nine month tax benefit reflects an estimated annual effective tax rate of 36%.

         Net loss for the nine month period of 1999 totaled $29.7 million compared to the 1998 nine month net loss which totaled $0.9 million.

FINANCIAL POSITION

         Net cash flow used in operating activities for the first nine months of 1999 totaled $29.3 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) used $31.4 million of funds. Accounts receivable increased by $19.5 million (excluding a $3.2 million sale of trade receivables under the Receivables Facility). Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $282.2 million at September 30, 1999, an increase of $22.9 million from December 31, 1998.

         In the first nine months of 1999, $47.0 million was spent on capital improvements including $5.7 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

         On April 30, 1999, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank Prime Rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at September 30, 1999 totaled $112.2 million and letters of credit outstanding under the RCF totaled $0.1 million.

         On May 27, 1999,  the Company  renegotiated  its  Receivables  Facility agreement to sell up to $100 million on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the facility. Accounts receivable at September 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

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


LIQUIDITY

         Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During the 1999 third quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

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

         Management believes mainframe business systems, external data interfaces, mainframe software, voice and data systems, internal networks, personal computers and building controls, as well as process control and auxiliary systems are, in all material respects Year 2000 compliant. Supplier and customer surveys are 100% complete. Critical suppliers have been monitored and alternatives for those representing to be non-compliant have been selected.

         The total costs associated with the Year 2000 project are not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $2.3 million. The total amount expended on the project through September 30, 1999 is $2.1 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

         Failure to correct a Year 2000 problem could result in an interruption of certain normal business activities or operations. WPC believes that the implementation of the Year 2000 project changes will minimize any interruptions. WPC has developed year-end contingency operating and staffing plans to assure coverage of critical systems during the Year 2000 date rollover.

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

                                     ******

         When  used in the  Management's  Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing, Company and industry shipment levels and the effect of Year 2000 on the Company, its customers and suppliers. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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



                                           WHEELING-PITTSBURGH CORPORATION




                                          /s/ P. J. Mooney
                                          --------------------------------------
                                            P. J. Mooney
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)



November 5, 1999