Form 10-K
period 1999-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2000-03-29
CIK 941738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF X 1934

For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 033-89746

                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                              55-0309927
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

           1134 Market Street                            26003
              Wheeling, WV                            (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  304-234-2400
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
        Title of each class                          which registered

9 1/4% Senior Notes due 2007                              NA


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ----      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   X
                              ---

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

                  The Company believes that its 1997 labor agreement is one of the most flexible in the industry. The new work rule package affords the Company substantially greater flexibility in reducing its overall workforce and assigning and scheduling work, thereby reducing costs and increasing efficiency. Furthermore, the Company has achieved pre-strike steel production levels with approximately 850 fewer employees (a reduction of approximately 20% in its hourly workforce).

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


Business Strategy

                  The  Company's   business   strategy  includes  the  following
initiatives:

                  Improve Cost Structure. The Company continues to improve its cost structure and enhance productivity through job eliminations (850 positions were eliminated in 1997, approximately 20% of its pre- strike hourly workforce) and capital expenditures, upgrading and modernizing its steelmaking facilities.

                  Expand Production of Value-Added Products. The Company will continue to expand production of value-added products, principally through growth of fabricated products, and its emphasis on joint ventures, such as Wheeling-Nisshin, Inc. ("Wheeling-Nisshin") and Ohio Coatings Company ("OCC").

                  The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1999.


                                                                           Year Ended December 31,
                                                ---------------------------------------------------------------------------
                                                  1999(2)        1998(1)         1997(1)             1996(1)          1995
                                                  ----           ----            ----                ----             ----
                                                                           (Tons in millions)
Company Raw Steel Production...............       2.44           2.45              .66                1.78          2.20
                  Capability ..............       2.40           2.40             2.40                2.40          2.40
                  Utilization..............        102%           102%              90%               98.9%           92%
                  Shipments................        2.4            2.2               .9                 2.1           2.4
Industry Raw Steel Production(2) ..........      107.2          108.8            108.6               105.3         104.9
                  Capability ..............      128.1          125.3            121.4               116.1         112.4
                  Utilization .............         84%            87%              89%                 91%           93%
                  Shipments ...............      105.1          102.4            105.9               100.9          97.5
------------------------------------


(1) Results for the first half of 1998, 1997 and 1996 were affected by a ten-month work stoppage at the Company's primary steel-making facilities beginning October 1, 1996. The utilization rate for the nine months prior to the work stoppage was 98.9%. The utilization rate for the fourth quarter of 1997 was 90%.

(2)               Preliminary estimates regarding 1999.

Products and Product Mix

                  The table below reflects the historical product mix of the Company's shipments, expressed as a percentage of tons shipped. Increases in the percentage of higher value products have been realized during the 1990's as (i) fabricated products operations were expanded and (ii) Wheeling-Nisshin's second coating line increased its requirements of cold rolled coils from WPC. In addition, the OCC joint venture should enable the Company to increase tin mill product shipments in 2000 up to an additional 31,000 tons compared to 1999 levels. Historical Product Mix



Product Category:
Higher Value-Added Products:
                 Cold Rolled Products--Trade                 10.6%    11.0%     5.6%     8.4%     7.9%
                 Cold Rolled Products--Wheeling-Nisshin      19.4     19.0      7.7     16.6     18.9
                 Coated Products                             16.0     17.5     12.3     21.5     21.3
                 Tin Mill Products                            9.8      7.1      3.3      7.5      7.1
                 Fabricated Products                         15.4     15.6     39.0     17.9     14.9
                                                            -----    -----    -----   -----     -----
Higher Value-Added Products as a Percentage
  of Total Shipments                                         71.2     70.2     67.9     71.9     70.1
Hot Rolled Products                                          28.8     29.5     20.0     28.1     29.9
Semi-Finished                                                  --      0.3     12.1       --       --
                                                            -----    -----    -----   -----     -----
                                                            100.0%   100.0%   100.0%  100.0%    100.0%
Total                                                       =====    =====    =====   =====     =====
Average Net Sales per Ton                                   $ 446    $ 496    $ 576   $ 528     $ 532


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

                  Tin Mill Products. Tin mill products consist of blackplate and tinplate. Blackplate is a cold rolled substrate (uncoated), the thickness of which is less than .0142 inches and is utilized extensively in the manufacture of pails, shelving and sold to OCC for the manufacture of tinplate products. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of the Company's sales of these products is concentrated in container markets, the Company also markets products for automotive applications, such as oil filters and gaskets. The Company has phased out its existing tin mill facilities and produces all of its tin coated products through OCC. WPSC expects that its participation in OCC will enable it to expand WPSC's presence in the tin plate market. OCC's $69 million tin coating mill, which commenced commercial operations in January 1997, has a nominal annual capacity of 250,000 net tons. The Company has the right to supply up to 230,000 tons of the substrate requirements of the joint venture through the year 2012, subject to quality requirements and competitive pricing. The Company will market all of the joint venture's product. Nittetsu markets the product as a sales agent for the Company.

                  Hot Rolled Products. Hot rolled coils represent the least processed of the Company's finished goods. Approximately 71% of the Company's 1999 production of hot rolled coils was further processed internally into value-added finished products. The balance of the tonnage is sold as hot rolled black or pickled (acid cleaned) coils to a variety of consumers such as converters/processors, steel service centers and the appliance industries.

                  Fabricated Products. Fabricated products consist of cold rolled or coated products further processed mainly via roll forming and sold in the construction, agricultural, and highway products industries.

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

Wheeling-Nisshin

                  The Company owns a 35.7% equity interest in  Wheeling-Nisshin, which is a joint venture between the Company and Nisshin Holding, Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd. Wheeling-Nisshin is a state-of-the-art processing facility located in Follansbee, West Virginia which produces among the lightest gauge galvanized steel products available in the United States. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvanneal, galvalume and aluminized products, principally to the construction industry, totaled 707,300 tons and 702,700 tons in 1999 and 1998, respectively. Wheeling-Nisshin products are marketed through trading companies, and its shipments are not consolidated into the Company's shipments.

                  Wheeling-Nisshin began commercial operations in 1988 with an initial capacity of 360,000 tons. In 1993, Wheeling-Nisshin added a second hot dipped galvanizing line, which increased its capacity by approximately 94%, to over 700,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for construction, heating, ventilation and air-conditioning and after-market automotive applications.

                  The Company's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, the Company will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices. Shipments of cold rolled steel by the Company to Wheeling-Nisshin were approximately 473,000 tons, or 19.4% of the Company's total tons shipped in 1999 and approximately 428,000 tons, or 19.1%, in 1998.


Ohio Coatings Company

                  The Company has a 50.0% equity interest in OCC, which is a joint venture between the Company and Dong Yang, a leading South Korea-based tin plate producer. Nittetsu Shoji America ("Nittetsu"), a U.S. based tin plate importer, holds non-voting preferred stock in OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years and is positioned to become a premier supplier of tin plate to the container and automotive industries. The OCC tin coating line has a nominal annual capacity of 250,000 net tons, and shipped approximately 138,000 tons in 1998 and 203,000 tons in 1999. The Company produces all of its tin coated products through OCC. As part of the joint venture agreement, the Company has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and competitive pricing. The Company will market all of OCC's products. Nittetsu markets the product as a sales agent for the Company. In 1999 and 1998 OCC had operating income of $2.1 million and $0.8 million, respectively.

Other Steel Related Operations of the Company

                  The Company owns an electrogalvanizing facility which had revenues of $47.1 million in 1999 and $45.7 million in 1998, while providing an outlet for approximately 60,000 tons of steel in a normal year and a facility that produces oxygen and other gases used in the Company's steel-making operations. The Company also has a 12 1/2% ownership interest in Empire Iron Mining Partnership ("Empire"), which operates a mine located in Palmer, Michigan.

Customers

                  The Company markets an extensive mix of products to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 43.7% of its net sales in 1999, 39.7% in 1998, and 30.2% in 1997. Wheeling-Nisshin was the only customer to account for more than 10% of net sales in 1999 and 1998. Wheeling-Nisshin accounted for 16.2% and 14.6% of net sales in 1999 and 1998, respectively. No single customer accounted for more than 10% of net sales in 1997. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The Company has also acquired regional fabricated product facilities to service an even broader geographical area.

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

                        Percent of Total Net Tons Shipped



Major Customer Category:
-----------------------

                                           Year Ended December 31,
                                  ---------------------------------------
                                  1999   1999(1)  1997(1)  1996(1)   1995
                                  ----   -------  -------  -------   ----
Steel Service Centers              30%      29%      32%      26%      29%
Converters/Processors(2)           27       32       16       25       28
Construction                       19       19       31       22       18
Agriculture                         5        6       14        7        6
Containers(2)                      11        8        2        7        6
Automotive                          1        1        2        5        5
Appliances                          3        2        2        4        4
Exports                             1        1      --         1        1
Other                               3        2        1        3        3
                                  ----   -------  -------  -------   ----
     Total                        100%     100%     100%     100%     100%
                                  ----   -------  -------  -------   ----



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

                  Containers. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums. As a result of the OCC joint venture, the Company phased out its tin mill production facilities and distributes tin products produced by OCC.

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


Manufacturing Process

                  In the Company's primary steelmaking process, iron ore pellets, coke, limestone and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through its basic oxygen furnace ("BOF") process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis. The Company's BOF has two vessels, each with a steelmaking capacity of 285 tons per heat. From the BOF, the heats of steel are sent to the ladle metallurgy facility ("LMF"), where the temperature and chemistry of the steel are adjusted to precise tolerances. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. The Company has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production tracking and sales activities.

Raw Materials

                  The  Company  has a 12.5%  ownership  interest  in Empire Iron
Mining Partnership which operates a mine located in Palmer, Michigan. The Company is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1999, is estimated to be
19.6 million gross tons. The Company generally consumes approximately 2.5 million gross tons of iron ore pellets in its blast furnaces. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore. The Company obtains approximately half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 2002 from world class suppliers.

                  The Company has a long-term supply agreement with a third party to provide the Company with a substantial portion of the Company's metallurgical coal requirements at competitive prices. The Company's coking operations require a substantial amount of metallurgical coal.

                  The Company currently produces coke in excess of its requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1999, approximately 1.6 million tons of coking coal were consumed in the production of blast furnace coke by the Company. The Company sells its excess coke and coke oven by-products to third-party trade customers.

                  The Company's operations require material amounts of other raw materials, including limestone, oxygen, natural gas and electricity. These raw materials are readily available and are purchased on the open market. The Company is presently dependent on external steel scrap for approximately 8.75% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of the Company's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

Backlog

                  Order backlog was 375,883 net tons at December 31, 1999, compared to 365,622 net tons at December 31, 1998. All orders related to the backlog at December 31, 1999 are expected to be shipped during the first half of 2000, subject to delays at the customers' request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow the Company to increase production runs, thereby enhancing production efficiencies.

Capital Investments

                  The Company believes that it must continuously strive to improve productivity, product quality and control manufacturing costs in order to remain competitive. Accordingly, the Company is committed to continuing to make necessary capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to the Company's served markets. The Company's capital expenditures (including capitalized interest) for 1999 were approximately $72.1 million, including $7.7 million on environmental projects. Capital expenditures in 1997 and 1998 were lower than in recent years due to the strike. From 1995 to 1999, such expenditures aggregated approximately $252.2 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. The capital expenditure program has included improvements to the Company's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 2000 from cash on hand and funds generated by operations, sale of receivables under the Receivables Facility and funds available under the Revolving Credit Facility. The Company anticipates that capital expenditures will approximate depreciation on average, over the next few years.

Energy Requirements

                  During 1999 coal constituted approximately 68% of the Company's total energy consumption, natural gas 26% and electricity 6%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

Employment

                  Total active employment of the Company at December 31, 1999 totaled 4,436 employees, of which 3,348 were represented by the United Steelworkers of America ("USWA"), and 118 by other unions. The remainder consisted of 890 salaried employees and 80 non-union operating employees.

                  On August 12, 1997, the Company and the USWA entered into a new five-year labor agreement ending a ten-month strike. The new collective bargaining agreement provided for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years.

It also provides for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices

Competition

                  The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition. The Company faces increasing competitive pressures from other domestic integrated producers, minimills and processors. Processors compete with the Company in the areas of slitting, cold rolling and coating. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive steel production methods, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally have not faced significant competition from minimills. In addition, there has been significant additional flat rolled minimill capacity constructed in recent years. These minimills and processors compete with the Company primarily in the commodity flat rolled steel market. Such minimills and processors may also compete with the Company in producing value-added products. In addition, the increased competition in commodity product markets influence certain integrated producers to increase product offerings to compete with the Company's custom products.

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

                  Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 23% in 1999, 27% in 1998, and 20% in 1997. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.



ITEM 2.  PROPERTIES

                  The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that produce all coke requirements, two operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot rolled products, which are either sold to third parties or shipped to other of the Company's facilities for further processing into value-added products.

                  The following table lists the other principal plants of the Company and the annual capacity of the major products produced at each facility:


                                                    Other Major Facilities
              Locations and Operations                       Capacity Tons/Year                    Major Product
-------------------------------------------------------     -----------------------   ----------------------------------------
Allenport, Pennsylvania:
      Continuous pickler, tandem mill, temper
      mill and annealing                                            950,000               Cold rolled sheets
Beech Bottom, West Virginia:
Paint line                                                          120,000               Painted steel in coil form
Canfield, Ohio:
Electrogalvanizing line, paint line, ribbon                                               Electrolytic galvanized sheet and
      and oscillating rewind slitters                                65,000               strip
Martins Ferry, Ohio:                                                                      Hot dipped galvanized sheets and
    Temper mill, zinc coating lines                                 750,000               coils
Yorkville, Ohio:
Continuous pickler, tandem mill, temper mills and                   660,000               Black plate and cold rolled sheets
      annealing lines

                  All of the above facilities currently owned by the Company are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

                  The Company has fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado and Klamath Falls and Brooks, Oregon.

                  The Company maintains regional sales offices in Atlanta, Chicago, Detroit, Philadelphia, Pittsburgh and its corporate headquarters in Wheeling, West Virginia.



ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $7.7 million, $9.5 million and $12.4 million for 1999, 1998 and 1997, respectively. The Company anticipates spending approximately $13.6 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.7 million in year 2000, $3.1 million in 2001 and $3.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future expenditures may vary substantially from such estimates.

                  The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that it's liability for clean up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 million and $2.0 million. At
                                      -10-
five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) the Company estimates the costs to approximate $500,000. The Company is currently funding its share of remediation costs.

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

                  In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. The Company and USEPA entered into a consent decree in October 1989 requiring certain soil and groundwater testing and monitoring. The surface impoundment has been removed and a final closure plan has been submitted to the USEPA. The Company is waiting for approval from the USEPA to implement the plan. Until the USEPA responds to the Company, the full extent and cost of remediation cannot be ascertained.

                  In June of 1995 the USEPA informally requested corrective action affecting other areas of the Follansbee facility. The USEPA sought to require the Company to perform a site investigation of the Follansbee plant. The Company actively contested the USEPA's jurisdiction to require a site investigation, but subsequently agreed to comply with a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act ("RCRA") facility investigation to determine the nature and extent of soil and groundwater contamination and appropriate clean up methods. The Company anticipates spending up to $1 million in year 2000 for sampling at the site.

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

                  In March 1993, the USEPA notified the Company of Clean Air Act violations alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations at the Company's Follansbee Coke Plant. In January 1996, the USEPA and the Company entered into a consent decree. Although the Company has paid the civil penalties due pursuant to the terms of the consent decree, the Company continues to accrue stipulated penalties pursuant to such consent decree. As of December 1999, the Company has accrued stipulated penalties of approximately $2.7 million.

                  In June 1999, the Ohio Attorney General filed a lawsuit against the Company alleging certain hazardous waste law violations at the Company's Steubenville and Yorkville, Ohio facilities and certain water pollution law violations at the Company's Yorkville, Ohio facility relating primarily to the alleged unlawful discharge of spent pickle liquor. The lawsuit contains forty-four separate counts and seeks preliminary and permanent injunctive relief in addition to civil penalties. Settlement negotiations with Ohio EPA are on-going and Ohio EPA has demanded a civil penalty of $300,000.

                  In January 1998, the Ohio Attorney General notified the Company of a draft consent order and initial civil penalties in the amount of $1 million for various air violations at the Company's Steubenville and Mingo Junction, Ohio facilities occurring from 1992 through 1996. In November 1999, Ohio EPA and the Company entered into a consent decree settling the civil penalties related to this matter for approximately $250,000. The consent decree also obligates the Company to pay certain stipulated penalties for future air violations.

                  The Company has experienced discharges of oil through NPDES permitted outfalls at its Mingo

Junction, Ohio and Allenport, Pennsylvania plants. The Company spent approximately $0.8 million and $1.5 million in 1998 and 1999, respectively, to investigate and clean up oil spills at its Mingo Junction, Ohio facility. The Company anticipates spending approximately $1.4 million to install a slip lined pipe and an automated oil recovery system at its Mingo Junction, Ohio facility. The Company has not yet received any notices of violation from the regulatory agencies for such oil spills.

                  USEPA conducted a multimedia inspection of the Company's Steubenville, Mingo Junction, Yorkville, and Martins Ferry, Ohio facilities in March and June 1999. The inspection covered all environmental regulations applicable to these plants. The Company has received a Notice of Violation from USEPA for alleged air violations, but has not yet received notice of any violations of water or waste laws. The air Notice of Violation does not specify the amount of penalties sought by USEPA. The Company is exploring settlement with USEPA regarding such air violations.

                  The Company is aware of potential environmental liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property. Each of these situations is being assessed and remediated in accordance with regulatory requirements.

                  Non-current accrued environmental liabilities totaled $14.7 million at December 31, 1999 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

                  Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with federal and state agencies, and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

General Litigation

                  On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the U.S. District Court for the Southern District of Ohio. The Company subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint sought treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. The Company has appealed the Court's decision to the Sixth Circuit Court of Appeals. The Company has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit. The Company's claims for treble damages, but not injunctive relief, against the three remaining defendants were subsequently dismissed as a result of settlement negotiations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                OMITTED




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                NOT APPLICABLE

ITEM 6 SELECTED FINANCIAL DATA

Five-Year Statistical (Thousands of Dollars)
                                                         1999            1998           1997*             1996*         1995
====================================================================================================================================
Consolidated Statement of Operations (in
thousands):
Net sales                                            $ 1,081,657     $ 1,111,541     $   489,662     $ 1,110,684     $ 1,267,869
Cost of products sold (excluding
  depreciation and profit sharing)                       958,186         950,080         585,609         988,161       1,059,622
Depreciation                                              77,724          76,321          46,203          66,125          65,760
Profit sharing                                              --              --              --              --             6,718
Selling, administrative and general expense               63,342          61,523          52,222          54,903          55,023
Special charge                                              --              --            92,701            --              --
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                  (17,595)         23,617        (287,073)          1,495          80,746

Interest expense on debt                                  37,931          36,699          27,204          23,763          22,431
Other income (expense)                                       318           3,478            (221)          9,476           3,234
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes, extraordinary
    items and change in accounting method                (55,208)         (9,604)       (314,498)        (12,792)         61,549
Tax provision (benefit)                                  (20,723)         (3,101)       (110,035)         (7,509)          3,030
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items
  and change in accounting method                        (34,485)         (6,503)       (204,463)         (5,283)         58,519
Extraordinary items - net of tax                            --              --           (25,990)           --            (3,043)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   (34,485)    $    (6,503)    $  (230,453)    $    (5,283)    $    55,476
====================================================================================================================================
Financial Position:
Cash, cash equivalents and
   short term investments                            $      --       $     6,731     $      --       $    35,950     $    42,826
Working capital                                          (11,170)         43,836           9,169         109,022         147,799
Property, plant and equipment - net                      653,234         651,086         694,108         710,999         748,999
Plant additions and improvements                          72,146          33,595          33,755          31,188          81,554
Total assets                                           1,278,022       1,256,367       1,424,568       1,245,892       1,340,035
====================================================================================================================================
Long-term debt (including current portion)               354,393         349,992         350,103         269,414         288,740
Stockholders' equity                                     136,797         171,282         114,712         338,487         343,770
====================================================================================================================================
Employment
Employment costs                                     $   297,170     $   283,304     $   183,550     $   303,115     $   325,976
Average number of employees                                4,398           4,296           3,878           5,228           5,333
====================================================================================================================================
Production and Shipments:
Raw steel production - tons                            2,436,000       2,446,000         663,000       1,782,000       2,199,000
Shipments of steel products - tons                     2,426,000       2,243,000         851,000       2,105,000       2,385,000
====================================================================================================================================

WHEELING-PITTSBURGH CORPORATION

* The financial results of the Company for the fourth quarter of 1997 and all of 1996 were adversely affected by the strike.

Notes to Five-Year Statistical Summary


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

         In 1997 the Company recorded a special charge of $92.7 million related to a new labor agreement which ended the ten-month strike. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee benefits payments and $6.7 million for a grant of one million stock options to WPN Corp.

         In 1997 the Company also recorded an extraordinary charge of $26.0 million, net of tax, related to premium and interest charges required to defease its 93/8% Senior Unsecured Notes of $24.3 million and coal miner retiree medical benefits of $1.7 million.

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

                  In August  1997 the Company  and the USWA  entered  into a new five-year labor agreement which settled a ten-month strike. The new labor agreement provides for a restructuring of work rules and staffing requirements and a reduction in the expense associated with retiree healthcare costs. The improved work rules allowed the Company to eliminate 850 hourly jobs (approximately 20% of the work force). Partially offsetting these savings are hourly wage increases and the costs of a defined benefit pension plan, which includes a retirement incentive.

                  The strike materially affected the financial performance of the Company in 1996, 1997, and 1998. All of WPC's production facilities resumed operations as of September 30, 1997. Raw steel production achieved 90% of capacity in the fourth quarter of 1997. By June 30, 1998 the Company was producing at its pre-strike production levels and shipping at its historical mix of products.

                  In 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi- employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135.0 million. WPC pension expense is allocated by the common parent and totaled $4.2 million in 1999 and $9.8 million in 1998. Based on current actuarial assumptions, the merged pension plan is fully funded.

1999 Compared to 1998

                  Net sales for 1999 totaled $1.1 billion on shipments of 2.4 million tons of steel products, compared to $1.1 billion on shipments of 2.2 million tons in 1998. The increase in tons shipped is primarily attributable to increased shipments to joint ventures and affiliates. Average sales prices decreased from $496 per ton shipped to $446 per ton shipped primarily due to a decrease of 5.5% in steel prices, reflecting severe pressure on steel prices due to the significant increase in low-priced steel imports.

                  Cost of goods sold decreased from $424 per ton shipped in 1998 to $395 per ton shipped in 1999. The decease in operating cost per ton is due to lower costs for purchased semi-finished steel and scrap and higher operating levels at finishing facilities during 1999. The operating rates for 1999 and 1998 were 101.5% and 101.9%, respectively. Raw steel production was 100% continuous cast.

                  Depreciation expense increased to $ 77.7 million in 1999, compared to $76.3 million in 1998, due to increased levels of depreciable assets.

                  Selling, administrative and general expense increased to $63.3 million in 1999 from $61.5 million in 1998. The increase is due primarily to an increased marketing effort in 1999.

                  Interest expense increased to $37.9 million in 1999 from $36.7 million in 1998. The increase is due primarily to the increased borrowings under the Revolving Credit Facility.

                  Other income decreased to $0.3 million in 1999 from $3.5 million in 1998. The decrease is a result of lower equity income on joint venture investments and lower interest income earned. Equity income totaled $3.4 million in 1999 and $5.3 million in 1998.

                  The tax benefits for 1999 and 1998 were $20.7 million and $3.1 million, respectively.

                  Net loss totaled $34.5 million in 1999, compared to a net loss of $6.5 million in 1998.

1998 Compared to 1997

                  Net sales for 1998 totaled $1.1 billion on shipments of 2.2 million tons of steel products, compared to $489.7 million on shipments of 851 thousand tons in 1997. The increase in sales and tons shipped is primarily attributable to the work stoppage at eight plants during the 1997 period. Production and shipment of steel products at these plants closed on October 1, 1996 and the work stoppage continued to August 12, 1997. Average sales prices decreased from $576 per ton shipped to $496 per ton shipped primarily due to a shift to a lower valued mix of products and a decrease of 2.7% in steel prices, reflecting severe pressure on steel prices due to the significant increase in low-priced steel imports.

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

Liquidity and Capital Resources

                  Net cash flow provided by operating activities for 1999 totaled $41.7 million reflecting earnings of $22.5 million before depreciation and taxes. Working capital accounts (excluding cash, short term borrowings and current maturities of long-term debt) provided $35.2 million of funds. Accounts receivable increased $18.2 million (excluding $5.0 million sale of trade receivables under the securitization agreement) due to record shipping levels during the fourth quarter of 1999. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $252.2 million at December 31, 1999, a decrease of $7.1 million from the prior year end. Trade payables and accruals increased $44.5 million due to an increase in business activity. Net cash flow used in investing activities for 1999 totaled $62.5 million including capital expenditures of $72.1 million. Net cash flow provided by financing activities totaled $14.0 million including borrowings under the Revolving Credit Facility of $12.9 million and an increase in net intercompany receivables of $11.5 million. At December 31, 1999, total liquidity, comprising cash, cash equivalents and funds available under our Revolving Credit Facility and Receivables Facility, totaled $32.7 million compared with $54.4 million at December 31, 1998.

                  For the year ended December 31, 1999, the Company spent $72.1 million (including capitalized interest) on capital improvements, including $7.7 million on environmental control projects. Non-current accrued environmental accruals totaled $14.7 million at December 31, 1999 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the accruals are reviewed and adjusted quarterly. Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

                  Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures, in future years will approximate depreciation expense and represent a material use of operating funds. The Company anticipates funding its capital expenditures in 2000 from cash on hand, the sale of receivables under the Receivables Facility, availability under the Revolving Credit Facility, and funds generated from operations.

                  The Company has a commitment to fund the working capital requirements of each of OCC and Wheeling-Nisshin in proportion to its ownership interest if cash requirements of such joint ventures are in excess of internally-generated and available borrowed funds. The Company anticipates that Wheeling-Nisshin will not have such funding requirements in the foreseeable future. As of December 31, 1999, the Company's investment in OCC was $14.0 million. The Company does not anticipate that additional funding requirements will be needed in 2000. OCC may require future working capital contributions from its equity partners; however, the Company does not believe that any such required funding will be material to the Company's liquidity.

                  In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's subsidiaries: Wheeling Construction Products, Inc. ("WCPI") and Pittsburgh Canfield Company ("PCC") (the Receivables Facility). In 1995 WPSC entered into an agreement to include the receivables generated by Unimast Incorporated ("Unimast"), a wholly-owned subsidiary of WHX, in the pool of accounts receivable sold. In May 1999, the Receivables Facility was extended through May 2003 and increased to $100 million on a revolving basis. Effective June of 1999,

Unimast withdrew from participation in the facility. Accounts receivable at December 31, 1999 exclude $100 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under this Receivables Facility were based upon variable rates that range from 4.94% to 7.42%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

                  On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for letters of credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of 0.5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based. Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC") and Wheeling Construction Products, Inc. ("WCPI"), and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. The Company is a wholly-owned subsidiary of WHX. WPSC, PCC and WCPI are wholly-owned subsidiaries of the Company. Certain financial covenants associated with leverage, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the Revolving Credit Facility. Borrowings outstanding against the RCF at December 31, 1999 totaled $79.9 million. Letters of credit outstanding under the RCF were $0.1 million at December 31, 1999.

                  In November 1997 WPC issued $275.0 million principal amount of 9 1/4% Senior Notes. In April 1998 the Company filed a registration statement relating to an exchange offer for the Notes under the Securities Act of 1933. The proceeds from the 9 1/4% Senior Unsecured Notes and the Term Loan Agreement were used to defease $266.2 million of 93/8% Senior Secured Notes and to pay down borrowings under the RCF.

                  In November 1997 the Company entered into the Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent pursuant to which the Company borrowed $75.0 million. Interest on the Term Loan is payable quarterly on March 15, June 15, September 15 and December 15 as to Base rate loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed three months at intervals of three months after the first day of such interest period. Amounts outstanding under the Term Loan Agreement bear interest at the Base rate (as defined therein) plus 2.25% or the LIBOR rate (as defined therein) plus 3.25%. The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. The Company may prepay the obligations under the Term Loan Agreement subject to a premium of 1.0% of the principal after November 15, 1999 with no premium on or after November 15, 2000.

                  Under the terms of its labor agreement, the Company established a defined benefit pension plan for USWA - represented employees. In 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi-employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135.0 million. WPC pension expense is allocated by the common parent and totaled $9.8 million in 1998 and $4.2 million in 1999. Based on current actuarial assumptions, the merged pension plan is fully funded.

                  WPC's company wide Year 2000 Project was ready on schedule. The project addressed all aspects of computing at WPC including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and surveying WPC's major suppliers and customers to assure their readiness.

                  Mainframe business systems, external data interfaces, mainframe software, voice and data systems, internal networks, personal computers and building controls, as well as process control and auxiliary systems proved to be year 2000 compliant during the January 1, 2000 date rollover. Critical suppliers and customers are being monitored with no major problems identified to date.

                  The total costs associated with the Year 2000 project are not expected to be material to the Company's financial condition or results of operations. The anticipated total cost of the Year 2000 Project was $2.3 million. The total amount expended on the project through January 2000 is $2.4 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

                  Failure to correct a Year 2000 problem could have resulted in an interruption of certain normal business activities or operations. WPC believes that the implementation of the Year 2000 project changes prevented any interruptions. WPC will continue to monitor critical business systems for possible Year 2000 systems issues.

                  Short-term liquidity is dependent, in large part, on cash on hand, investments, availability under the Revolving Credit Facility, sale of receivables under the Receivables Facility, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through investments, the Receivables Facility, borrowing availability under the RCF and funds generated from operations. The Company believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the RCF will enable the Company to fund its liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest on the Notes and payments of interest and principal on the Company's other indebtedness, including borrowings under the Term Loan Agreement. However, external factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations and financial condition. There can be no assurance that the Company will be able to maintain its short-term and/or its long-term liquidity. A failure by the Company to maintain its liquidity could have a material adverse effect on the Company.

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

Interest Rate Risk

                  The Company is subject to the effects of interest rate fluctuations on certain of its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 1999 year-end interest rates on the fair value of WPC's financial instruments is provided in the following table:

                                                                Carrying                Market                Incremental(1)
                                                                 Value                  Value                  Incr./(Decr.)
                                                                 -----                  -----                  -------------
                                                                                 (Dollars in thousands)
                  Financial liabilities:
                  Fixed-rate long-term debt (including
                   amounts due within one year)                  $274,175              $258,500                   $21,656

(1)  Reflects a 10% decrease in interest rates for financial liabilities.

                  Fair value of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest and variable rate long-term debt approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of the underlying interest rates. Accordingly, these items have been excluded from the above table.

                  The Company attempts to maintain a reasonable balance between fixed- and floating-rate debt in an attempt to keep financing costs as low as possible. At December 31, 1999, a majority of the Company's portfolio of long-term debt consisted of fixed-rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates as well as the Company's overall creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other market risks that might result in a corresponding increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable effect on the Company's results of operations and cash flows to the extent that the Company elected to repurchase or retire all of a portion of its fixed-rate debt portfolio at an amount in excess of the corresponding carrying value.

                  See Note G to the consolidated financial statements for additional information concerning the Company's long-term debt arrangements.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Wheeling-Pittsburgh Corporation (a wholly-owned subsidiary of WHX Corporation)

                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 10, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         WHEELING-PITTSBURGH CORPORATION
                 (a wholly-owned subsidiary of WHX Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year ended December 31,
                                                                      --------------------------------------------------------------
                                                                          1999                  1998                  1997
                                                                          ----                  ----                  ----
                                                                                       (Dollars in thousands)

Revenues:

Net sales..........................................................  $  1,081,657        $    1,111,541         $       489,662
Cost and expenses:

Cost of products sold, excluding
  depreciation.....................................................       958,186               950,080                 585,609
Depreciation.......................................................        77,724                76,321                  46,203
Selling, administrative and general expense........................        63,342                61,523                  52,222
Special charge.....................................................          --                    --                    92,701
                                                                     -----------------   -------------------    --------------------
                                                                        1,099,252             1,087,924                 776,735
                                                                     -----------------   -------------------    --------------------
Operating income (loss)............................................       (17,595)               23,617                (287,073)
Interest expense on debt...........................................        37,931                36,699                  27,204
Other income (expense).............................................           318                 3,478                    (221)

Loss before taxes
  and extraordinary item...........................................       (55,208)               (9,604)               (314,498)
Tax provision (benefit)............................................       (20,723)               (3,101)               (110,035)
                                                                     -----------------   -------------------    --------------------
Loss before
  extraordinary item...............................................       (34,485)               (6,503)               (204,463)
Extraordinary charge--net of tax...................................           --                    --                  (25,990)
                                                                     -----------------   -------------------    --------------------
Net loss ..........................................................       (34,485)               (6,503)               (204,463)
                                                                     =================   ===================    ====================


                 See Notes to Consolidated Financial Statements

                         WHEELING-PITTSBURGH CORPORATION
                 (a wholly-owned subsidiary of WHX Corporation)

                           CONSOLIDATED BALANCE SHEET


                                                                                                    December 31,
                                                                                          1999                  1998
                                                                                          ----                  ----
                                                                                            (Dollars in thousands)
                                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................................  $            --        $          6,731
  Trade receivables, less allowances for doubtful
    accounts of $915 and $1,095.................................................           57,688                  39,504
  Inventories...................................................................          252,195                 259,339
  Prepaid expenses and deferred charges.........................................            4,425                   6,141
                                                                                  --------------------   ---------------------
        Total current assets....................................................          314,308                 311,715
Investment in associated companies..............................................           64,229                  69,075
Property, plant and equipment, at cost less
  accumulated depreciation .....................................................          653,234                 651,086
Deferred income taxes...........................................................          162,344                 147,162
Due from affiliates.............................................................           56,203                  44,693
Deferred charges and other assets...............................................           27,704                  32,636
                                                                                  --------------------   ---------------------
                                                                                  $     1,272,022        $      1,256,367
                                                                                  ====================   =====================


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Trade payables................................................................  $      127,448          $     96,615
  Short term debt...............................................................          79,900                66,999
  Payroll and employee benefits.................................................          65,927                58,522
  Federal, state and local taxes................................................          12,965                 8,488
  Deferred income taxes--current................................................          27,406                27,156
  Interest and other............................................................          11,417                 9,882
  Long-term debt due in one year................................................             415                   217
                                                                                  -------------------     -----------------

        Total current liabilities...............................................         325,478               267,879
Long-term debt..................................................................         353,978               349,775
Other employee benefit liabilities..............................................         392,143               414,955
Other liabilities...............................................................          69,626                52,476
                                                                                  -------------------     -----------------
                                                                                  $   1,278,022           $  1,256,367
                                                                                  -------------------     -----------------

STOCKHOLDER'S EQUITY:

Common stock - $.01 Par value; 100 shares
     issued and outstanding.....................................................          --                      --
Additional paid-in capital......................................................        335,138                335,138
Accumulated deficit.............................................................       (198,341)              (163,856)
                                                                                  -------------------     -----------------
                                                                                        136,797                171,282
                                                                                  -------------------     -----------------
                                                                                  $   1,278,022           $  1,256,367
                                                                                  ===================     =================

                 See Notes to Consolidated Financial Statements

                         WHEELING-PITTSBURGH CORPORATION
                 (a wholly-owned subsidiary of WHX Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Year ended December 31,
                                                                                     -----------------------------------------------
                                                                                        1999                1998            1997*
                                                                                        ----                ----            -----
                                                                                                 (Dollars in thousands)
Cash flows from operating activities:
Net loss ..................................................................         $ (34,485)         $  (6,503)         $(230,453)
Items not affecting cash from operating activities:
  Depreciation ............................................................            77,724             76,321             46,203
  Other postretirement benefits ...........................................            (7,898)            (8,174)             2,322
  Coal retirees' medical benefits (net of tax) ............................              --                 --                1,700
  Premium on early debt retirement (net of tax) ...........................              --                 --               24,290
  Income taxes ............................................................           (19,653)            (3,594)          (110,495)
  Special charges (net of current portion) ................................              --                 --               69,137
  Pension expense .........................................................             4,161              9,773              9,327
  Equity (income) loss in affiliated companies ............................            (3,358)            (5,333)             1,206
Decrease (increase) from working capital elements:
  Trade receivables .......................................................           (23,184)           (20,935)           (43,780)
  Trade receivables sold ..................................................             5,000             26,000             24,000
  Inventories .............................................................             7,144             (3,482)           (62,528)
  Trade payables ..........................................................            30,833            (19,944)            65,059
  Other current assets ....................................................             1,716             18,797            (11,572)
  Other current liabilities ...............................................            13,667             (5,589)             4,744
Other items--net ..........................................................            (9,945)            15,512             35,3345
                                                                                    ---------          ---------          ---------
Net cash flow provided by (used in) operating activities ..................            47,722             72,849           (175,506
                                                                                    ---------          ---------          ---------


Cash flows from investing activities:
  Plant additions and improvements ........................................           (72,146)           (33,595)           (33,755)
  Investments in affiliates ...............................................             3,212               --               (7,150)
  Proceeds from sales of assets ...........................................             1,460                607              1,217
  Dividends from affiliated companies .....................................             5,000              5,000              2,500
                                                                                    ---------          ---------          ---------
Net cash used in investing activities .....................................           (62,474)           (27,988)           (37,188)
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
  Long-term debt proceeds, net of issuance cost ...........................              --                 --              340,270
  Long-term debt (retirement) borrowings ..................................             4,401               (111)          (268,277)
  Premium on early debt retirement ........................................              --                 --              (32,600)
  Short term debt borrowings (payments) ...................................            12,901            (22,801)            89,800
  Letter of credit collateralization ......................................             8,229              1,520             16,984
  Receivables from affiliates .............................................           (11,510)           (16,738)            30,567
                                                                                    ---------          ---------          ---------
Net cash provided by (used in) financing activities .......................            14,021             38,130            176,744
                                                                                    ---------          ---------          ---------


(Decrease) increase in cash and cash equivalents ..........................            (6,731)             6,731            (35,950)
Cash and cash equivalents at beginning of year ............................             6,731               --               35,950
                                                                                    ---------          ---------          ---------

Cash and cash equivalents at end of year ..................................         $    --            $    --            $    --
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

Earnings Per Share

                  Presentation of earnings per share is not meaningful since the Company is a wholly owned subsidiary of WHX Corporation. See Note A--Corporate Structure.

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

                  Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 43.7% of its net sales in 1999, 39.7% in 1998 and 30.2% in 1997. Wheeling-Nisshin was the only customer to account for more than 10% of net sales in 1998 and 1999. Wheeling-Nisshin accounted for 16.2% and 14.6% of net sales in 1999 and 1998, respectively. No single customer accounted for more than 10%of net sales in 1997. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The Company has acquired regional facilities to service an even broader geographical area.

Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Inventories

                  Inventories are stated at cost which is lower than market. Cost is determined by the last-in first-out ("LIFO") method for substantially all inventories. In 1999 and 1998, approximately 86% and 87%, respectively, of inventories are valued using the LIFO method.

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

NOTE A--Corporate Structure

                  Wheeling-Pittsburgh Corporation ("WPC") and together with its subsidiaries, (the "Company"), is a wholly owned subsidiary of WHX Corporation ("WHX"). Wheeling-Pittsburgh Steel Corporation ("WPSC") is a wholly owned subsidiary of WPC.

                  At December 31, 1999 and 1998, amounts due from affiliates totaled $56.2 million and $44.7 million, respectively. These amounts reflect cash advances between affiliates, dividends paid by WPC on behalf of WHX, intercompany tax allocations and Unimast accounts receivable for trade shipments.


NOTE B -- Special Charge - New Labor Agreement

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

NOTE C--Pensions, Other Postretirement and Postemployment Benefits

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

                  On August 12, 1997, the Company established a defined benefit pension plan for USWA-represented employees pursuant to a new labor agreement. The plan includes individual participant accounts of USWA- represented employees from the hourly defined contribution plan and merges the assets of those accounts into the defined benefit plan.

                  As of December 31, 1999,  $131.1 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans and $41.6 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 87% of the assets are invested in equities, 12% are in fixed income investments and 1% in cash and cash equivalents. All plan assets are invested by professional investment managers.

                  All pension provisions charged against income totaled $12.6 million, $13.4 million and $9.6 million in 1997, 1998 and 1999, respectively. In 1997, the Company also recorded a $66.7 million charge for enhanced retirement benefits paid under the defined benefit pension plan, pursuant to a new labor agreement.

Defined Benefit Plan

                  The plan was established pursuant to a collective bargaining agreement ratified on August 12, 1997.

Prior to that date, benefits were provided through a defined contribution plan, the WPSC Retirement Security Plan ("Retirement Security Plan").

                  The defined benefit pension plan covers employees represented by the USWA. The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the Defined Benefit Pension Plan.

                  Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts which will be available upon retirement to offset the gross benefit at December 31, 1999 totaled $130.3 million.

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

                  In 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi- employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135.0 million. WPC pension expense is allocated by the common parent and totaled $4.2 million in 1999 and $9.8 million in 1998. Based on current actuarial assumptions, the merged pension plan is fully funded.

                  The amounts (prepaid) accrued at December 31, included the following components.

                                                                                                   Postretirement Benefits
                                                                             Pension Benefits       Other Than Pensions
                                                                          (Dollars in Thousands)   (Dollars in Thousands)
                                                                           1999            1998        1999        1998
                                                                           ----            ----        ----        ----
Change in benefit obligation:
         Benefit Obligation at beginning of year                        $         --    $ 172,431   $ 299,013   $ 308,812
         Service cost                                                             --        1,467       2,612       2,231
         Interest cost                                                            --        3,518      18,918      19,172
         Actuarial (gain)                                                         --      (10,390)    (28,164)     (3,674)
         Benefits paid                                                            --       (7,527)    (22,193)    (27,528)
         Plan Amendments -Implementation                                          --         --          --          --
         Business Combinations                                                    --     (159,499)       --          --
         Curtailments/Settlements/Termination Benefits                            --         --          --          --
         Transfers from DC Plans                                                  --         --          --          --
                                                                        --------------  ---------   ---------   ---------
          Benefit Obligation at December 31                             $         --    $    --     $ 270,186   $ 299,013
                                                                        --------------  ---------   ---------   ---------

Change in plan assets:
         Fair value of plan assets at beginning of year                 $         --    $   5,180   $     424   $   7,795
         Actual return on plan assets                                             --       11,421          23         137
         Benefits paid                                                            --       (7,527)       (447)     (7,508)
         Business combinations                                                    --       (9,074)       --          --
         Transfers from DC Plans                                                  --         --          --          --
                                                                        --------------  ---------   ---------   ---------
         Fair value of plan assets at December 31                       $         --    $    --     $    --     $     424
                                                                        --------------  ---------   ---------   ---------

         Plan assets in excess of (less than)
            benefit obligation                                          $         --    $    --     $(270,186)  $(298,589)
         Unrecognized prior service cost                                          --         --       (32,650)    (36,568)
         Unrecognized net actuarial (gain)loss                                    --         --       (91,731)    (70,034)
                                                                        --------------  ---------   ---------   ---------
         Net amount recognized at December 31                           $         --    $    --     $(394,567)  $(405,191)
                                                                        ==============  =========   =========   =========

         Amounts recognized in the statement
          of financial position consist of:
         Accrued benefit liability                                      $         --    $    --     $(394,567)  $(405,191)
         Intangible asset                                                         --         --          --          --
                                                                        --------------  ---------   ---------   ---------
         Net amount recognized                                          $         --    $    --     $(394,567)  $(405,191)
                                                                        ==============  =========   =========   =========


         Net Periodic (credit) costs for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents.

                                                                                               Postretirement Benefits
                                                          Pension Benefits                      Other Than Pensions
                                                          ----------------                     -----------------------
                                                         1999            1998            1999          1998            1997
                                                         ----            ----            ----          ----            ----
                                                         (Dollars in Thousands)                 (Dollars in Thousands)
Components of net periodic (credit) cost:
Service cost                                          $    --         $  1,467        $  2,612        $  2,231        $  2,488
Interest cost                                              --            3,518          18,918          19,172          20,950
Expected return on plan assets                             --              204              (6)           (156)           --
Curtailment (gain)/loss                                    --             --              --              --              --
Amortization of prior service cost                         --            2,149          (3,918)         (3,918)           --
Recognized actuarial (gain) /loss                          --             (288)         (3,309)         (5,696)         (7,490)
                                                      ---------       --------        --------        --------        --------
Total                                                 $    --         $  7,050        $ 14,297        $ 11,633        $ 15,948
                                                      =========       ========        ========        ========        ========

         The discount rate and rates of compensation increases used in determining the benefit obligations at December 31, 1999, 1998, and 1997, and the expected long-term rate of return on assets in each of the years 1999, 1998, and 1997 were as follows.

                                                                                       Postretirement Benefits
                                                   Pension Benefits                    Other Than Pensions
                                                   ----------------                    ------------------------
                                              1999                 1998          1999             1998             1997
                                              ----                 ----          ----             ----             ----

Discount rate                                    --               7.0%            8.0%            6.5%            7.0%
Expected return on assets                        --              10.0%            8.0%            8.0%            8.0%
Rate of compensation increase                    --               N/A             --              --              --
Medical care cost trend rate                     --               N/A             8.0%            8.5%            9.0%


401-k Plan

         Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(k) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. Matching contributions of WHX Common Stock pursuant to the 401(k) plan are charged to the Company at market value through the intercompany accounts. At December 31, 1999, 1998 and 1997, the 401(k) plan held 368,225 shares, 288,157 shares and 275,537 shares of WHX Common Stock, respectively.

  Postemployment Benefits

         The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The assumed discount rate used to measure the benefit liability was 8.0% at December 31, 1999 and 6.5% at December 31, 1998.

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

         The cost of postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company defers and amortizes recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with its collective bargaining agreement. The new collective bargaining agreement provides for the use of those funds to pay current benefit obligations and suspends additional funding until 2002.

         For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 5.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $20.3 million and net periodic benefit cost of $3.8 million. A 1% decrease in the health care cost trend rate in each year would result in approximate decreases in the accumulated postretirement benefit obligation of $18.1 million and net periodic benefit cost of $3.4 million.

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

         At December 31, 1999, the actuarially determined liability discounted at 8.0% covering 460 assigned retirees and dependents and 166 orphans, totaled $9.5 million. At December 31, 1998, the actuarially determined liability discounted at 6.5% covering 494 assigned retirees and dependents and 188 orphans, totaled $11.0 million. At December 31, 1997 the actuarially determined accrued liability discounted at 7% covering 532 assigned retirees and dependents and 133 orphans, totaled $10.8 million. The Company recorded an extraordinary charge of $1.7 million (net of tax) in 1997 related to assignment of additional orphans.


NOTE D--Income Taxes

                                                                                         Year ended December 31,
                                                                        --------------------------------------------------------

                                                                         1999                    1998                   1997
                                                                         ----                    ----                   ----
                                                                                         (Dollars in thousands)
Income Taxes Before Extraordinary Items
Current
  Federal tax provision (benefit) .............................         $  (1,188)             $      93              $       0
  State tax provision .........................................               118                    400                    460
                                                                        ---------              ---------              ---------
Total income taxes current ....................................            (1,070)                   493                    460
                                                                        ---------              ---------              ---------


Deferred
  Federal tax provision (benefit) .............................           (19,653)                (3,594)              (110,495)
                                                                        ---------              ---------              ---------

Income tax provision (benefit) ................................         $ (20,723)             $  (3,101)             $(110,035)
                                                                        =========              =========              =========


Total Income Taxes
Current
  Federal tax provision (benefit) .............................         $  (1,188)             $      93              $       0
  State tax provision .........................................               118                    400                    460
                                                                        ---------              ---------              ---------
Total income taxes current ....................................            (1,070)                   493                    460
                                                                        ---------              ---------              ---------

Deferred
  Federal tax provision (benefit) .............................           (19,653)                (3,594)              (124,490)
                                                                        ---------              ---------              ---------

Income tax provision (benefit) ................................         $ (20,723)             $  (3,101)             $(124,030)
                                                                        =========              =========              =========


Components of Total Income Taxes
Operations ....................................................         $ (20,723)             $  (3,101)             $(110,035)
Extraordinary items ...........................................              --                     --                  (13,995)
                                                                        ---------              ---------              ---------
Income tax provision (benefit) ................................         $ (20,723)             $  (3,101)             $(124,030)
                                                                        =========              =========              =========

         Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:


Deferred Income Tax Sources

                                                                                 1999                       1998
                                                                                 ----                       ----
                                                                                        (Dollars in millions)
Assets

Postretirement and postemployment employee benefits .................. $  139.8             $  143.6
Operating loss carryforward (expiring in 2005 to 2019) ...............     75.6                 60.1
Minimum tax credit carryforwards (indefinite carryforward) ...........     51.3                 51.4
Provision for expenses and losses ....................................     42.5                 47.4
Leasing activities ...................................................     20.3                 22.2
State income taxes ...................................................      1.1                  1.3
Miscellaneous other ..................................................      5.0                  5.5
                                                                          ------               ------
     Deferred tax assets .............................................    335.6                331.5
                                                                          ------               ------

Liabilities

Property plant and equipment .........................................   (144.9)              (155.9)
Inventory ............................................................    (31.4)               (30.3)
Pension ..............................................................     (0.6)                (1.4)
State income taxes ...................................................     (0.9)                (0.9)
Miscellaneous other ..................................................     (0.8)                (0.5)
                                                                         ------               ------
     Deferred tax liability ..........................................   (178.6)              (189.0)
Valuation allowance ..................................................    (22.1)               (22.5)
                                                                         ------               ------

Deferred income tax asset--net ....................................... $  134.9             $  120.0
                                                                         ------               ------


                  As of December 31, 1999, for financial statement reporting purposes, a balance of approximately $20.0 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. No prereorganization tax benefits have been recorded in 1999, 1998 or 1997. During 1999, the valuation allowance decreased $0.4 million due to the expiration of tax credit carryovers.

                  During 1994, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As the result of this event, pre-change of control net operating losses that can be used to offset post-change or control pre-tax income will be limited to approximately $32.0 million. Post- change of control net operating losses do not have an annual offset limitation.

                  Total federal and state income taxes paid in 1999, 1998 and 1997 were $0.3 million, $1.2 million and $0.7 million, respectively.

                  Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The Company is currently undergoing an IRS examination of tax returns for the years 1995-1997. Management believes that there will be no material adjustments to the income tax returns filed in those years. The statute of limitations has expired for years through 1994; however, the IRS can review prior years to adjust any NOLs incurred in such years and carried forward to offset income in subsequent open years. Management believes it has adequately provided for all taxes on income.

                  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:


                                                                                                    December 31,
                                                                                ---------------------------------------------------
                                                                                  1999                   1998                 1997
                                                                                  ----                   ----                 ----
                                                                                               (Dollars in thousands)


Income (loss) before taxes and ......................................           $ (55,209)           $  (9,604)           $(314,498)
  extraordinary item ................................................           =========            =========            =========

Tax provision (benefit) at statutory rate ...........................           $ (19,323)           $  (3,361)           $(110,074)
Increase (reduction) in tax due to:
  Percentage depletion ..............................................                (530)                (829)              (1,092)
  Equity earnings ...................................................                (844)              (1,484)                 338
  State income tax net of federal effect ............................                  77                  260                  299
  Change in valuation allowance .....................................                (428)               2,481                 --

  Other miscellaneous ...............................................                 325                 (168)                 494
                                                                                ---------            ---------            ---------
Tax provision (benefit) .............................................           $ (20,732)           $  (3,101)           $(110,035)
                                                                                =========            =========            =========



Note E--Inventories

                                                              December 31,
                                                       -------------------------
                                                        1999            1998
                                                        ----            ----
                                                       (Dollars in thousands)
Finished products ..............................      $ 43,419        $ 33,936
In-process .....................................       114,771         114,416
Raw materials ..................................        61,483          74,988
Other materials and supplies ...................        28,033          33,373
                                                      --------        --------
                                                       247,706         256,713
LIFO reserve ...................................         4,489           2,626
                                                      --------        --------
                                                      $252,195        $259,339
                                                      ========        ========


                  During 1999 and 1998, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which decreased income by approximately $0.6 million in 1999 and increased income by approximately $1.8 million in 1998.


NOTE F--Property, Plant and Equipment


                                                           December 31,
                                                      -------------------------
                                                      1999               1998
                                                      ----               ----
                                                       (Dollars in thousands)

Land and mineral properties ......................   $   24,868     $    7,715
Buildings, machinery and equipment ...............    1,105,391      1,070,946
Construction in progress .........................       40,590         17,185
                                                      ---------      ---------
                                                      1,170,849      1,095,846
Accumulated depreciation and amortization ........      517,615        444,760
                                                      ---------      ---------
                                                     $  653,234     $  651,086
                                                     ==========     ==========

                  The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1999 and 1998 depreciation under the modified units of production method was $0.7 million or 1.3% more and $1.1 million or 2% more, respectively, than straight line depreciation.

NOTE G--Long-Term Debt

                                                               December 31,
                                                          ----------------------
                                                           1999           1998
                                                           ----           ----
                                                          (Dollars in thousands)

Senior Unsecured Notes due 2007, 9 1/4% ..............     $274,175     $274,071
Term Loan Agreement due 2006, floating rate ..........       75,000       75,000
Other ................................................        5,218          921
                         --                                --------     --------
                                                            354,393      349,992
Less portion due within one year .....................          415          217
                         --                                --------     --------
     Total Long-Term Debt(1) .........................     $353,978     $349,775
                         ==                                ========     ========



(1) The fair value of long-term debt at December 31, 1999 and December 31, 1998 was $338.7 million and $331.7 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

                  Long-term debt maturing in each of the next five years is as follows: 2000, $415; 2001, $442; 2002, $472; 2003, $243, and
                  2004, $258.

                  A summary of the financial agreements at December 31, 1999 follows:

  Revolving Credit Facility:

                  On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million, including a $25 million sub-limit for letters of credit.

                  The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of 0.5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

                  Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC") and Wheeling Construction Products, Inc. ("WCPI"), and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. The Company is a wholly-owned subsidiary of WHX. WPSC, PCC and WCPI are wholly-owned subsidiaries of the Company. Certain financial covenants associated with leverage, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the RCF. Borrowings outstanding against the RCF at December 31, 1999 totaled $79.9 million. Letters of credit outstanding under the RCF were $0.1 million at December 31, 1999.

 93/8 % Senior Notes Due 2003:

                  In November 1997 the Company, under the terms of the 93/8% Senior Notes, defeased the remaining $266.2 million 93/8% Senior Notes outstanding at a total cost of $298.8 million. The 93/8% Senior Notes were placed into trusteeship where they will be held until redemption on November 15, 2000.

9 1/4% Senior Notes Due 2007:

                  On November 26, 1997 the Company issued $275 million principal amount of 9 1/4% Senior Notes. Interest on the 9 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Notes mature on November 15, 2007. The 9 1/4% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

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

                  The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. The Company may prepay the obligations under the Term Loan Agreement beginning on November 15, 1998, subject to a premium of 2.0% of the principal amount thereof. Such premium declined to 1.0% on November 15, 1999 with no premium on or after November 15, 2000.

  Interest Cost

                  Aggregate interest costs on debt and amounts capitalized during the three years ended December 31, 1999, are as follows:


                                                                  1999          1998          1997
                                                                  ----          ----          ----
                                                                      (Dollars in thousands)

Aggregate interest expense on long-term debt...................  $40,965       $38,762     $29,431
Less: Capitalized interest.....................................    3,034         2,063       2,227
                                                                 -------       -------     -------
Interest expense...............................................  $37,931       $36,699     $27,204
                                                                 =======       =======     =======
Interest Paid..................................................  $40,485       $36,924     $29,515
                                                                 =======       =======     =======

NOTE H--Stockholder's Equity

       Changes in capital accounts are as follows:


                                                                        Accumulated        Capital in
                                                      Common Stock        Earnings        Excess of Par
                                                   Shares    Amount       (Deficit)          Value
                                                   ------    ------       ---------          -----
                                                                     (Dollars in thousands)
Balance January 1, 1997.......................      100       $ 0          $  73,100        $265,387
Net income (loss).............................       --        --           (230,453)             --
WPN stock option..............................       --        --                 --           6,678
                                                  -----     -----          ---------        --------
Balance December 31, 1997.....................      100         0           (157,353)        272,065
Net income (loss).............................       --        --             (6,503)             --
Contribution To Capital.......................       --        --                 --          63,073
                                                  -----     -----          ---------        --------
Balance December 31, 1998.....................      100         0           (163,856)        335,138
Net income (loss).............................       --        --             34,485)             --
                                                  -----     -----          ---------        --------
Balance December 31, 1999.....................      100       $ 0          $(198,341)       $335,138
                                                  =====     =====          =========        ========

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

         In 1997 the compensation committee of the Board of Directors of WHX granted an option to purchase 1,000,000 shares of WHX Common Stock to WPN Corp. for its performance in negotiating a new five-year labor agreement. The Board of Directors approved such grant on September 25, 1997, and the stockholders approved it on December 1, 1997 (measurement date). The options, to the extent not previously exercised, will expire on August 4, 2007. The fair value of the option grant is estimated on the measurement date using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes calculation: expected volatility of 48.3%, risk-free interest rate of 5.83%, an expected life of 5 years and a dividend yield of zero. The resulting estimated fair value of the shares granted in 1997 was $6.7 million which was recorded as part of the special charge related to the new labor agreement.

         In 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi- employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135.0 million. The pension liability on the WPC books at the time of the pension merger, net of the deferred tax asset, was eliminated and credited to paid-in-capital. WPC pension expense is allocated by the common parent and totaled $4.2 million in 1999 and $9.8 million in 1998. Based on current actuarial assumptions, the merged pension plan is fully funded.

NOTE I --Related Party Transaction

         The Chairman of the Board of WHX is the President and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended, approved by a majority of the disinterested directors of WHX, WPN Corp. provides certain financial, management advisory and consulting services to WPC. Such services include, among others, identification, evaluation and negotiation of acquisitions and divestitures, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all WPC's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. received a fixed monthly fee of $208,333 in 1999 and 1998 from the Company. In December 1997 WHX stockholders approved a grant of an option to purchase 1,000,000 shares of Common Stock to WPN Corp. for their performance in obtaining a new labor agreement. The options were valued using the Black-Scholes formula at $6.7 million and recorded as a special charge related to the labor contract. The Management Agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice.

         The Company regularly sells steel product to Unimast at prevailing market prices. During 1999 and 1998, the Company shipped $48.4 million and $27.2 million, respectively of steel product. Amounts due the Company at December 31, 1999 and 1998 were $3.7 million and $3.4 million, respectively.


NOTE J--Commitments and Contingencies

  Environmental Matters

         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 million and $2.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) the Company estimates costs to aggregate approximately $500,000. The Company is currently funding its share of remediation costs.

         The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $7.7 million, $9.5 million and $12.4 million for 1999, 1998 and 1997, respectively. The Company anticipates spending approximately $13.6 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.7 million in 2000, $3.1 million in 2001 and $3.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

         Non-current accrued environmental liabilities totaled $14.7 million at December 31, 1999 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

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

NOTE K--Other Income

                                                        December 31,
                                                1999          1998         1997
                                                ----          ----         ----
                                                     (Dollars in thousands)
Interest and investment income.............. $ 1,584       $ 2,702      $ 4,189
Equity income...............................   3,358         5,333       (1,206)
Receivables securitization fees.............  (5,876)       (6,192)      (3,826)
Other, net..................................   1,252         1,635          622
                                             -------       -------      --------
                                             $   318       $ 3,478      $  (221)
                                             =======       =======      ========

NOTE L--Sale of Receivables

         In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's subsidiaries: Wheeling Construction Products, Inc. ("WCPI") and Pittsburgh Canfield Company ("PCC") (the Receivables Facility). In 1995 WPSC entered into an agreement to include the receivables generated by Unimast Incorporated ("Unimast"), a wholly-owned subsidiary of WHX, in the pool of accounts receivable sold. In May 1999, the Receivables Facility was extended through May 2003 and increased to $100 million on a revolving basis. Effective June of 1999, Unimast withdrew from participation in the facility. Accounts receivable at December 31, 1999 exclude $100 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under this Receivables Facility were based upon variable rates that range from 4.94% to 7.42%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.


Note M--Information on Significant Joint Ventures

         The Company owns 35.7% of Wheeling-Nisshin Inc. (Wheeling-Nisshin). Wheeling-Nisshin had total debt outstanding at December 31, 1999 and 1998 of approximately $4.1 million and $11.6 million, respectively. The Company derived approximately 16.2% and 14.6% of its revenues from sale of steel to Wheeling-Nisshin in 1999 and 1998, respectively. The Company received dividends of $5.0 million annually from Wheeling-Nisshin in 1999 and 1998. Amounts due the Company at December 31, 1999 totaled $12.9 million. Audited financial statements of Wheeling-Nisshin are presented at page 43 because it is considered a significant subsidiary of the Company under SEC regulations.

         The Company owns 50.0% of Ohio Coatings Company (OCC). OCC had total debt outstanding at December 31, 1999 and 1998 of approximately $53.6 million and $57.2 million, respectively. The Company derived approximately 9.2% and 6.1% of its revenues from sale of steel to OCC in 1999 and 1998 respectively. Amounts due the Company at December 31, 1999 totaled $31.2 million, including an advance of $14.4 million.

Note N-- Extraordinary Charge

                                                               Year Ended
                                                              December 31,
                                                                  1997
                                                          (Dollars in thousands)
           Premium on early debt retirement............          $32,600
           Unamortized debt issuance cost..............            4,770
           Coal retiree medical benefits...............            2,615
           Income tax effect...........................          (13,995)
                                                                 -------
                                                                 $25,990
                                                                 -------

         In November 1997 the Company paid a premium of $32.6 million to defease the remaining $266.2 million of the 93/8 Senior Notes at a total cost of $298.8 million.

         In 1997, a 7% discount rate was used to calculate the actuarially determined coal retiree medical benefit liability compared to 7.5% in 1996. In 1997 the Company also incurred higher premiums for additional retirees and orphans assigned in 1995. See Note C.

Note O--Summarized combined financial information of the subsidiary guarantors of the 9 1/4% Senior Notes


                                                                     Year Ended December 31,
                                                           1999               1998             1997
                                                           ----               ----             ----
                                                                    (Dollars in thousands)
Income Data
     Net sales                                            $1,081,657        $1,111,541       $489,662
     Cost of products sold, excluding depreciation           957,412           949,475        585,609
     Depreciation                                             77,724            76,321         46,203
     Selling, general and administrative expense              63,201            61,276         52,294
     Special charge                                             --                  --         92,701
                                                         -----------        ----------      ---------
     Operating income(loss)                                  (16,680)           24,469       (287,145)
     Interest expense                                         32,542            31,408         26,071
     Other income(loss)                                       (4,470)           (3,904)        (1,280)
                                                         -----------        ----------      ----------

     Income (loss) before tax                                (53,692)          (10,843)      (314,496)
     Tax provision(benefit)                                  (20,183)           (3,535)      (110,034)
                                                         -----------        ----------      ---------
     Net income (loss)                                   $   (33,509)       $   (7,308)     $(204,462)
                                                         ===========        ==========      ==========


                                                                     Year Ended December 31,
                                                           1999                 1998            1997
                                                           ----                 ----            ----
                                                                    (Dollars in thousands)
Balance Sheet Data
Assets
     Current assets                                      $  313,828         $   311,222     $   324,813
     Non-current assets                                     858,766             835,287         990,435
                                                         ----------         -----------     -----------
Total assets                                             $1,172,594         $ 1,146,509     $ 1,315,248
                                                         ==========         ===========     ===========
Liabilities and stockholder's equity
     Current liabilities                                 $  321,491         $  262,926      $   311,723
     Non-current liabilities                                759,253            760,127          935,834
     Stockholder's equity                                    91,850            123,456           67,691
                                                         ----------         -----------     -----------
Total liabilities and stockholder's equity               $1,172,594         $1,146,509      $ 1,315,248
                                                         ==========         ==========      ===========

Note P--Subsequent Event (Unaudited)

         On March 10, 2000, the Company reached an agreement with certain of its insurance carriers relating to several outstanding claims. As a result, the Company will record a gain of approximately $7.5 million in the first quarter of 2000.


Note Q--Quarterly Information (Unaudited)

         Financial results by quarter for the two fiscal years ended December 31, 1999 and 1998 are as follows:

                                                                                 Earnings (Loss)
                                                                                   Per Share
                                                                           Net       Before      Earnings
                                                  Gross   Extraordinary  Income  Extraordinary    (Loss)
                                  Net Sales       Profit    Charge       (Loss)      Charge     Per Share
                                  ---------       ------    ------       ------      ------     ---------
                                                         (Dollars in thousands)

1999:
       1st Quarter...............   250,048      11,463       --       (20,267)         *         *
       2nd Quarter...............   255,799      37,610       --        (5,450)
       3rd Quarter...............   282,358      38,643       --        (4,009)
       4th Quarter...............   293,452      35,755       --        (4,759)
1998:
       1st Quarter...............   259,121      29,182       --        (8,951)         *         *
       2nd Quarter...............   288,767      52,361       --         6,092
       3rd Quarter...............   297,717      45,247       --         1,959
       4th Quarter...............   265,936      34,671       --        (5,603)


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, effective January 1, 1999, the Company has given retroactive effect to the change in accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method.




February 18, 2000, except for Note 9,
  which is dated March 10, 2000

                             Wheeling-Nisshin, Inc.
                                 Balance Sheets
                           December 31, 1999 and 1998

                     (in thousands except for share amounts)


                                                                                      1999                 1998
                               Assets

Current assets:
    Cash and cash equivalents                                                       $ 19,044            $ 21,278
    Investments                                                                       39,493              48,659
    Trade accounts receivable, net of allowance for bad debts of
      $250 in 1999 and 1998 (Note 9)                                                  16,856              10,262
    Inventories (Notes 3 and 4)                                                       20,248              13,287
    Prepaid income taxes                                                                --                 1,045
    Deferred tax assets (Note 7)                                                       3,985               3,303
    Other current assets                                                                 841                 432
                                                                                    --------            --------

              Total current assets                                                   100,467              98,266
                                                                                    --------            --------

Property, plant and equipment, net (Note 5)                                          103,454             111,788
Debt issuance costs, net of accumulated amortization
  of $1,879 in 1999 and $1,792 in 1998                                                    22                 109
Other assets                                                                             696                 602
                                                                                    --------            --------

              Total assets                                                          $204,639            $210,765
                                                                                    ========            ========

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                $  9,348            $  5,381
    Due to affiliates (Note 9)                                                         9,449               3,968
    Accrued interest                                                                      83                 237
    Accrued income taxes                                                                 809                --
    Other accrued liabilities                                                          3,653               3,970
    Accrued profit sharing                                                             2,195               6,290
    Current portion of long-term debt (Note 6)                                         4,106               6,775
                                                                                    --------            --------

              Total current liabilities                                               29,643              26,621
                                                                                    --------            --------

Long-term debt, less current portion (Note 6)                                           --                 4,824
Deferred tax liabilities (Note 7)                                                     27,220              26,271
Other long-term liabilities (Note 10)                                                  2,500               2,500
                                                                                    --------            --------

              Total liabilities                                                       59,363              60,216
                                                                                    --------            --------

Contingencies (Note 10)

Shareholders' equity:
    Common stock, no par value; authorized, issued and
      outstanding, 7,000 shares                                                       71,588              71,588
    Retained earnings                                                                 73,688              78,961
                                                                                    --------            --------

              Total shareholders' equity                                             145,276             150,549
                                                                                    --------            --------
                 Total liabilities and shareholders' equity                         $204,639            $210,765
                                                                                    ========            ========


The accompanying notes are an integral part of these financial statements.

                             Wheeling-Nisshin, Inc.
                              Statements of Income
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


                                                                 1999           1998             1997

Net sales (Note 9)                                            $ 347,087      $  379,415      $  396,278

Cost of goods sold, excluding depreciation (Notes 3 and 9)      316,275         328,405         354,730
                                                              ---------      ----------      ----------

           Gross profit                                          30,812          51,010          41,548
                                                              ---------      ----------      ----------


Selling, general and administrative expenses                      6,880           6,594           5,233
Depreciation and amortization                                    12,772          13,002          12,955
                                                              ---------      ----------      ----------

           Operating income                                      11,160          31,414          23,360
                                                              ---------      ----------      ----------

Other income (expense):
      Interest and other income                                   3,049           3,002           2,203
      Interest expense                                             (464)           (985)         (1,398)
                                                              ---------      ----------      ----------
                                                                  2,585           2,017             805
                                                              ---------      ----------      ----------

           Income before income taxes                            13,745          33,431          24,165

Provision for income taxes (Note 7)                               5,018          12,259           8,938
                                                              ---------      ----------      ----------

           Net income                                         $   8,727      $   21,172      $   15,227
                                                              ---------      ----------      ----------

Earnings per share                                            $    1.25      $     3.02      $     2.18
                                                              ---------      ----------      ----------



The accompanying notes are an integral part of these financial statements.

                             Wheeling-Nisshin, Inc.
                       Statements of Shareholders' Equity
                        December 31, 1999, 1998 and 1997

                                 (in thousands)

                                                      Common          Retained
                                                      Stock           Earnings            Total

Balance at December 31, 1996                    $     71,588       $     63,562      $   135,150

Net income, as restated (Note 3)                           -             15,227           15,227

Cash dividends ($1 per share)                              -            (7,000)          (7,000)
                                                ------------      -------------     ------------

Balance at December 31, 1997, as restated             71,588             71,789          143,377

Net income, as restated (Note 3)                           -             21,172           21,172

Cash dividends ($2 per share)                              -           (14,000)         (14,000)
                                                ------------      -------------     ------------

Balance at December 31, 1998, as restated             71,588             78,961          150,549

Net income                                                 -              8,727            8,727

Cash dividends ($2 per share)                              -           (14,000)         (14,000)
                                                ------------      -------------     ------------

Balance at December 31, 1999                    $     71,588       $     73,688      $   145,276
                                                ------------      -------------     ------------


The accompanying notes are an integral part of these financial statements.

                             Wheeling-Nisshin, Inc.
                            Statements of Cash Flows
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


                                                                                   1999            1998              1997
Cash flows from operating activities:
    Net income                                                                 $   8,727        $  21,172        $  15,227
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                              12,772           13,002           12,955
       Loss on disposal of property and equipment                                     65                6             --
       Deferred income taxes                                                         267              545              644
       Net change in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable                        (6,594)           6,102            3,401
          (Increase) decrease in inventories                                      (6,961)           2,163            6,783
          Decrease (increase) in prepaid and accrued income taxes                  1,854             (906)          (3,322)
          (Increase) decrease in other assets                                       (503)             190              197
          Increase (decrease) in accounts payable                                  3,967           (5,303)         (10,542)
          Increase in due to affiliates                                            5,481              612            3,356
          Decrease in accrued interest                                              (154)            (130)            (130)
          (Decrease) increase in other accrued liabilities                        (5,397)           2,750           (1,879)
                                                                               ---------        ---------        ---------

             Net cash provided by operating activities                            13,524           40,203           26,690
                                                                               ---------        ---------        ---------

Cash flows from investing activities:
    Capital expenditures, net                                                     (3,431)            (222)            (959)
    Proceeds from sale of land                                                      --                 24             --
    Purchase of investments                                                     (113,509)         (44,214)         (43,700)
    Maturity of investments                                                      122,675           24,055           35,100
                                                                               ---------        ---------        ---------

             Net cash provided by (used in) investing activities                   5,735          (20,357)          (9,559)
                                                                               ---------        ---------        ---------

Cash flows from financing activities:
    Payments on long-term debt                                                    (7,493)          (6,881)          (6,835)
    Payment of dividends                                                         (14,000)         (14,000)          (7,000)
                                                                               ---------        ---------        ---------

             Net cash used in financing activities                               (21,493)         (20,881)         (13,835)
                                                                               ---------        ---------        ---------

Net (decrease) increase in cash and cash equivalents                              (2,234)          (1,035)           3,296

Cash and cash equivalents:
       Beginning of the year                                                      21,278           22,313           19,017
                                                                               ---------        ---------        ---------

       End of the year                                                         $  19,044        $  21,278        $  22,313
                                                                               =========        =========        =========

Supplemental cash flow disclosures: Cash paid during the year for:
       Interest                                                                $     618        $   1,115        $   1,528
                                                                               =========        =========        =========

       Income taxes                                                            $   2,935        $  12,622        $  11,616
                                                                               =========        =========        =========

Supplemental schedule of noncash investing and
  financing activities:
    Acquisition of property, plant and equipment
      included in other long-term liabilities (Note 10)                        $    --          $    --          $   2,500
                                                                               =========        =========        =========



The accompanying notes are an integral part of these financial statements.

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


1.          Description of Business

            Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. At December 31, 1999, Nisshin Holding Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd., (Nisshin), and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh), a wholly-owned subsidiary of WHX Corporation, owned 64.3 percent and 35.7 percent of the outstanding common stock of the Company, respectively.


2.          Summary of Significant Accounting Policies

            Use of Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            Cash and cash equivalents consist of general cash accounts and highly liquid debt instruments with maturities of three months or less when purchased. Substantially all of the Company's cash and cash equivalents are maintained at one financial institution. No collateral or other security is provided on these deposits, other than $100 of deposits insured by the Federal Deposit Insurance Corporation.

            Investments
            The Company  follows  Statement  of Financial  Accounting  Standards
            (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposit, government bonds and commercial paper, are classified as held-to-maturity and are recorded at cost. The certificates of deposit amounted to $4,000 and $0 at December 31, 1999 and 1998, respectively, and are maintained at one financial institution. Government bonds amounted to $900 at December 31, 1999 and 1998. Commercial paper amounted to $34,593 and $47,759 at December 31, 1999 and 1998, respectively.

            Inventories
            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Until 1998, the Company used the last-in, first-out (LIFO) method to value its inventories, which was approximately $510 and $1,343 higher than it was under the FIFO method at December 31, 1998 and 1997, respectively. Effective January 1, 1999, the Company changed to the FIFO method (refer to Note 3).

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


            Property, Plant and Equipment
            Property, plant and equipment is stated at cost less accumulated depreciation.

            Major renewals and improvements are charged to the property accounts, while replacements, maintenance and repairs, which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property, plant and equipment, the cost and the related accumulated depreciation are removed from the accounts. Gains or losses on sales are reflected in other income.

            Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

            The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying operations. Adjustments are made if the sum of expected future net cash flows is less than book value.

            Debt Issuance Costs
            Debt issuance costs associated with long-term debt secured to finance the construction of the Company's original manufacturing facility and the second production line were capitalized and are being amortized using the effective interest method over the term of the related debt.

            Income Taxes
            The Company follows SFAS No. 109, "Accounting for Income Taxes," to recognize deferred tax liabilities and assets for the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

            Earnings per Share
            The Company follows SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share.

            Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.


3.          Accounting Change

            Effective January 1, 1999, the Company elected to change its method of inventory valuation from the LIFO method to the FIFO method. The Company believes the FIFO method provides a better matching of inventory costs with product sales. The change has been applied retroactively by restating the financial statements for prior years. The effect of this restatement was to increase net income for the year ended December 31, 1998 by $523 or $.07 per share and to decrease net income by $846 or $.12 per share for the year ended December 31, 1997. The cumulative effect of the change as of January 1, 1997 was not material.

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


4.          Inventories

            Inventories consisted of the following at December 31:


                                          1999                1998

            Raw materials              $ 11,043           $   7,576
            Finished goods                9,205               5,711
                                       --------           ---------

                                       $ 20,248            $ 13,287
                                       --------           ---------


5.          Property, Plant and Equipment

            Property, plant and equipment consisted of the following at December 31:

                                                 Estimated Useful Lives
                                                         (Years)           1999          1998

            Buildings and building improvements         15-31.5      $   34,773     $    34,674
            Land improvements                              15             3,097           3,097
            Machinery and equipment                       3-15          165,583         165,569
            Office equipment                               10             2,797           3,262
                                                                     ----------     -----------

                                                                        206,250         206,602

            Less accumulated depreciation                             (107,034)        (95,816)
                                                                     ----------     -----------

                                                                         99,216         110,786

            Land                                                          1,002           1,002
            Construction in process                                       3,236               -
                                                                     ----------     -----------

                                                                      $ 103,454      $  111,788
                                                                     ----------     -----------

            Depreciation expense was $12,685,  $12,915 and $12,871 in 1999, 1998 and 1997, respectively.

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


6.          Long-Term Debt

            Long-term debt consisted of the following at December 31:


                                                                                          1999            1998

            Industrial  revenue  bonds for the second  production  line accruing interest  at .625% over the LIBOR rate,  as  adjusted  for periods ranging from three months to one year,  as elected by the Company.
              The interest  rate on the bonds was 6.65% at December 31, 1999 and
              6.66% at  December  31,  1998.  The  bonds  are  payable  in equal semi-annual installments of $2,853 plus interest through
              September 2000.                                                          $  4,106        $ 11,529

            Capital lease  obligations  accruing  interest at rates ranging from
              10% to 13.8%, payable in monthly installments
              through December 1999.                                                          -              70
                                                                                       --------        --------

                                                                                          4,106          11,599

            Less current portion                                                          4,106           6,775
                                                                                       --------        --------

                                                                                       $      -        $  4,824
                                                                                       --------        --------

            The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1999, 1998 and 1997.

7.          Income Taxes

            The provision for income taxes for the years ended December 31 consisted of:



                                          1999      1998         1997

            Current:
               U.S. Federal           $  4,445     $11,005   $  7,771
               State                       306         709        523
            Deferred                       267         545        644
                                      --------     -------   --------

                                      $  5,018     $12,259   $  8,938
                                      --------     -------   --------

            Reconciliation of the federal statutory and effective tax rates for 1999, 1998 and 1997 is as follows:


                                         1999       1998         1997


            Federal statutory rate       35.0 %      35.0 %      35.0%
            State income taxes            1.6         1.6         1.5
            Other, net                   (0.1)        0.1         0.5
                                        ------       -----       -----

                                         36.5 %      36.7 %      37.0%
                                        ------       ------      -----

            The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:



                                                   1999             1998

            Deferred tax assets:
                  Accrued expenses              $   1,897       $   1,143
                  Other                             2,088           2,160
                                                ---------       ---------

                                                    3,985           3,303
                                                ---------       ---------

            Deferred tax liabilities:
                  Depreciation and amortization    23,492          22,729
                  Other                             3,728           3,542
                                                   ------       ---------

                                                   27,220          26,271
                                                   ------       ---------

                                                 $ 23,235       $  22,968
                                                 --------       ---------

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

            The second Supercredit granted in 1993 can be used to offset up to $5,958 annually of West Virginia income tax attributable to the 1993 investment through the 2002 tax year. A portion of any unused credit may be carried forward for three taxable years thereafter.

            A valuation allowance for the entire amount of the Supercredits has been recognized in the accompanying financial statements.
            Accordingly, as the Supercredits are utilized, a benefit is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $636 in 1999, $1,120 in 1998 and $876 in 1997.

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)

8.          Employee Benefit Plans

            Retirement Plan
            The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was $574 in 1999, $490 in 1998 and $415 in 1997.

            Profit-Sharing Plan
            The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. The profit-sharing expense, which includes the profit-sharing contribution and the related employer payroll taxes, was $2,090 in 1999, $6,290 in 1998 and $4,644 in
            1997.

            Postretirement Benefits
            In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense was $68 for 1999, 1998 and 1997. Accrued postretirement benefits were approximately $271 and $203 at December 31, 1999 and 1998, respectively.


9.          Related Party Transactions

            The Company has a supply agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased $170,458, $164,473 and $24,533 of raw materials and processing services from Wheeling-Pittsburgh in 1999, 1998 and 1997, respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

            In 1999, the Company received notice from Wheeling-Pittsburgh as to a pricing dispute under the supply agreement for amounts owed for raw material purchases during the third and fourth quarters of 1999. On March 10, 2000, the Company reached a settlement in the amount of approximately $2,000 with Wheeling-Pittsburgh over the pricing dispute. The settlement amount has been recorded in the 1999 financial statements.

            The Company also sells products to Wheeling-Pittsburgh. Such sales totaled $1,175, $1,916 and $6,408 in 1999, 1998 and 1997, respectively, of which $302 and $228 remained unpaid at December 31, 1999 and 1998, respectively, and are included in trade accounts receivable in the accompanying balance sheets. The Company also sells products to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $845, $333 and $435 in 1999, 1998 and 1997, respectively, all of which were paid at December 31, 1999 and 1998.


10.         Legal Matters

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

                             Wheeling-Nisshin, Inc.
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

                                 (in thousands)


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

            In 1999, the plaintiffs requested the Pennsylvania Supreme Court to review the order of the Superior Court in its entirety, including the vacating of the verdict and the awarding of counsel fees, and their request was granted, on the limited questions whether the trial court had jurisdiction to rule on the plaintiffs' motions for counsel fees while the appeal was pending and whether the Superior Court errored in ruling on the merits of the appeal without first getting an explanatory statement from the trial court. The Company intends to vigorously oppose efforts to have the Supreme Court interfere with the Superior Court's favorable rulings as well as vigorously defend against the plaintiffs' claims assuming a new trial is held. The Company has been advised by its Special Counsel that it has various legal bases for relief, if a new trial is held. However, since litigation is subject to many uncertainties, the Company is presently unable to predict the outcome of this matter. In 1997, the Company recorded a liability in the amount of $2,500 related to these matters, which was capitalized in property, plant and equipment as cost overruns in the accompanying balance sheets. There is at least a reasonable possibility that the ultimate resolution of these matters may have a material effect on the Company's results of operations or cash flows in the year of final determination. Any portion of the ultimate resolution for interest, penalties and counsel fees will be charged to results of operations.


11.         Fair Value of Financial Instruments

            The estimated fair values and the methods used to estimate those values are disclosed below:

            Investments
            The fair values of commercial paper, government bonds and certificates of deposit were $40,220 and $48,844 at December 31, 1999 and 1998, respectively. These amounts were determined based on the investment cost plus interest receivable at December 31, 1999 and 1998.

            Long-Term Debt
            Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, fair value approximates the carrying value.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Act of 1933, as amended, Wheeling-Pittsburgh Corporation has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wheeling, State of West Virginia on March 24, 2000.


                                      WHEELING-PITTSBURGH CORPORATION


                                      By:  /s/ James G. Bradley
                                           -----------------------
                                           James G. Bradley
                                           President and Chief Executive Officer


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




/s/ James G. Bradley                                 March 24, 2000
-----------------------------------------------      ---------------
James G. Bradley, President and Chief                Date
Executive Officer (Principal Executive Officer)

/s/ Paul J. Mooney                                   March 24, 2000
-----------------------------------------------      --------------
Paul J. Mooney, Executive Vice                       Date
President and Chief Financial Officer (Principal
Accounting Officer)

/s/ Ronald LaBow                                     March 24, 2000
-----------------------------------------------      --------------
Ronald LaBow, Director                               Date

/s/ Robert A. Davidow                                March 24, 2000
-----------------------------------------------      --------------
Robert A. Davidow, Director                          Date

/s/ Marvin L. Olshan                                 March 24, 2000
-----------------------------------------------      --------------
Marvin L. Olshan, Director                           Date