Form 10-Q
period 2000-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2000-05-15
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

       For Quarter Ended March 31, 2000    Commission File Number 033-89746


                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             55-0309927
         (State of Incorporation)                  (I.R.S. Employer
                                                  Identification No.)

            1134 Market Street
               Wheeling, WV                              26003
 (Address of principal executive offices)             (Zip code)


        Registrant's telephone number, including area code: 304-234-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -----    ----

The number of shares of Common Stock issued and outstanding was 100 shares as of April 30, 2000.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                             2000       1999
                                                             ----       ----
                                                             (In thousands)

Net Sales                                                 $ 279,594   $ 250,048
                                                          ---------   ---------

Operating Costs
           Cost of goods sold                               240,549     238,585
           Depreciation                                      20,074      20,215
           Selling, administrative and general expense       18,124      16,052
                                                          ---------   ---------

                                                            278,747     274,852
                                                          ---------   ---------

Operating Income (Loss)                                         847     (24,804)
                                                          ---------   ---------

           Interest expense on debt                           9,811       9,176
           Other income (expense)                              (347)        481
                                                          ---------   ---------

Loss Before Taxes                                            (9,311)    (33,499)
                                                          ---------   ---------

           Tax provision (benefit)                           (4,181)    (13,232)
                                                          ---------   ---------

Net Loss                                                  $  (5,130)  $ (20,267)
                                                          =========   =========



See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET


                                                                                  March 31,    December 31,
                                                                                    2000           1999
                                                                                    ----           ----
                                                                                        (Unaudited)
                                                                                (Dollars and shares in thousands)
ASSETS
Current Assets:
           Cash and cash equivalents                                            $      --     $      --
           Trade receivables - net                                                   69,221        57,688

           Inventories:
                    Finished and semi-finished products                             172,943       158,190
                    Raw materials                                                    66,798        61,483
                    Other materials and supplies                                     24,290        28,033
                    Excess of LIFO over current cost                                  4,489         4,489
                                                                                -----------   -----------
                                                                                    268,520       252,195

           Prepaid expenses and deferred charges                                      4,573         4,425
                                                                                -----------   -----------
                              Total current assets                                  342,314       314,308

Investments in associated companies                                                  62,688        64,229
Property, plant and equipment at cost, less
           accumulated depreciation                                                 661,112       653,234
Deferred income taxes                                                               166,124       162,344
Due from affiliates                                                                  51,803        56,203
Deferred charges and other assets                                                    26,880        27,704
                                                                                -----------   -----------
                                                                                $ 1,310,921   $ 1,278,022
                                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
           Trade payables                                                       $   144,752   $   127,448
           Short-term debt                                                           89,690        79,900
           Deferred income taxes - current                                           27,406        27,406
           Other current liabilities                                                102,056        90,309
           Long-term debt due in one year                                               415           415
                                                                                -----------   -----------
                              Total current liabilities                             364,319       325,478

Long-term debt                                                                      353,902       353,978
Other employee benefit liabilities                                                  391,330       392,143
Other liabilities                                                                    69,703        69,626
                                                                                -----------   -----------
                                                                                  1,179,254     1,141,225
                                                                                -----------   -----------

Stockholders' Equity:
           Common stock - $.01 par value - 100
                    shares issued and outstanding                                      --            --
           Additional paid-in capital                                               335,138       335,138
           Accumulated earnings (deficit)                                          (203,471)     (198,341)
Total stockholders' equity                                                          131,667       136,797
                                                                                -----------   -----------

                                                                                $ 1,310,921   $ 1,278,022
                                                                                ===========   ===========

See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              Quarter Ended March 31,
                                                                                              2000               1999
                                                                                              ----               ----
                                                                                               (Dollars in thousands)
Cash flows from operating activities:
           Net loss                                                                        $ (5,130)          $(20,267)
           Items not affecting cash
                    from operating activities:
                    Depreciation                                                             20,074             20,215
                    Other postretirement benefits                                              (437)             1,270
                    Income taxes                                                             (4,203)           (17,175)
                    Equity income in affiliated companies                                      (840)            (1,378)
                    Pension expense                                                           1,212              1,518
                    (Gain)/loss on disposition of assets                                     (1,654)             2,479
           Decrease (increase) in working capital elements:
                    Trade receivables                                                       (11,533)           (21,672)
                    Inventories                                                             (16,325)            10,151
                    Other current assets                                                       (148)               304
                    Trade payables                                                           17,304             23,509
                    Other current liabilities                                                11,747             14,806
           Other items - net                                                                   (282)            (2,722)
                                                                                           --------           --------

                    Net cash provided by operating activities                                 9,785             11,038
                                                                                           --------           --------

Cash flows from investing activities:
           Plant additions and improvements                                                 (29,204)           (14,848)
           Investment in affiliates                                                          (1,369)             1,031
           Proceeds from sale of assets                                                       2,924               --
           Dividends from affiliated companies                                                3,750              5,000
                                                                                           --------           --------
                    Net cash used in
                            investing activities                                            (23,899)            (8,817)
                                                                                           --------           --------

Cash flows from financing activities:
           Payments on long-term borrowings                                                     (76)               (30)
           Short term debt (payments) borrowings                                              9,790            (17,002)
           Receivables from affiliates                                                        4,400               (149)
           Letter of credit collateralization                                                  --                8,229
                                                                                           --------           --------

                    Net cash provided by (used in) financing activities                      14,114             (8,952)
                                                                                           --------           --------

Increase (Decrease) in cash and
           cash equivalents                                                                    --               (6,731)

Cash and cash equivalents
           at beginning of period                                                              --                6,731
                                                                                           --------           --------

Cash and cash equivalents
           at end of period                                                                $   --             $   --
                                                                                           ========           ========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------

                         The consolidated balance sheet as of March 31, 2000, the consolidated statement of operations and the consolidated statement of cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at March 31, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

                         Certain information and footnote  disclosures  normally
           included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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


Note 1 - Sales of Receivables
-----------------------------

                         On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the Receivables Facility. Accounts receivable at March 31, 2000 and December 31, 1999 exclude $100 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility range from approximately 5.91% to 6.01% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 2 - Revolving Credit Facility
----------------------------------

                         On April 30, 1999, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at March 31, 2000 totaled $89.7 million. Letters of credit outstanding under the RCF were $0.1 million at March 31, 2000.

Note 3 - Contingencies
----------------------

Environmental Matters

                         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and/or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 million and $2.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) the Company estimates costs to aggregate approximately $500,000. The Company is currently funding its share of remediation costs.

                         The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $0.8 million for 1998, 1999 and the first quarter of 2000, respectively. The Company anticipates spending approximately $18.6 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $5.8 million in 2000, $5.7 million in 2001, $4.8 million in 2002, and $2.3 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                         Non-current accrued environmental liabilities totaled $14.7 million at December 31, 1999 and March 31, 2000. These accruals were initially determined by the Company in 1991 based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

Results of Operations
---------------------

           Net sales for the first quarter of 2000 totaled $279.6 million on shipments of steel products totaling 604,476 tons. Net sales for the first quarter of 1999 totaled $250.0 million on shipments of 598,666 tons. The increase in net sales is due to an increase of 3.8% in steel prices, reflecting partial recovery from the import impacted prices of the first quarter of 1999, a higher valued mix of products shipped and higher sales of coke.

           First quarter 2000 operating costs increased to $278.7 million from $274.9 million in the 1999 first quarter. Operating cost per ton increased to $461 per ton in the 2000 first quarter from $459 per ton in the 1999 first quarter. The Company's first quarter 2000 operating costs include a non-recurring credit of $7.4 million from insurance recoveries resulting from a temper mill fire. Operating costs in the first quarter 2000, absent the non-recurring credit, total $473 per ton. The increase in operating costs reflects higher raw material costs and lower fixed costs absorption due to lower production levels. The Company produced 589,535 tons of raw steel in the 2000 first quarter and 622,972 tons in the 1999 first quarter.

           Depreciation expense decreased $0.1 million to $20.1 million in the first quarter of 2000 from $20.2 million in the comparable period in 1999 due to lower levels of capital expenditures in 1999, and lower levels of raw steel production in the first quarter of 2000 and the effect on the units of production depreciation method.

           Selling, administrative and general expense for the first quarter of 2000 increased $2.0 million to $18.1 million from $16.1 million in the comparable period in 1999 due primarily to bonus payments to all salaried employees in the first quarter of 2000.

           Interest expense for the first quarter of 2000 increased $0.6 million to $9.8 million from the comparable period in 1999 due to increased borrowing under the RCF.

           Other income (expense) decreased $0.8 million to $0.3 million expense in the first quarter of 2000, compared to $0.5 million income in the 1999 first quarter. The decrease in other income reflects lower equity income from joint venture operations and lower interest income earned.

           The 2000 and 1999 first quarter tax benefits reflect estimated annual effective tax rates of 44.9% and 39.5%, respectively. The increase in the 2000 effective tax rate during the first quarter reflects changes in estimated annual pretax income(loss) and in permanent differences.

           Net loss for the 2000 first quarter totaled $5.1 million compared to 1999 first quarter net loss which totaled $20.3 million.

Financial Position
------------------

           Net cash flow provided by operating activities for the first three months of 2000 totaled $9.8 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) provided $1.0 million of funds. Accounts receivable increased by $11.5 million due to higher volume of shipments late in the quarter. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $268.5 million at March 31, 2000, an increase of $16.3 million from December 31, 1999.

           In the first three months of 2000, $29.2 million was spent on capital improvements including $.8 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

           On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF expires May 3, 2003. Interest rates are based on the Citibank Prime Rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at March 31, 2000 totaled $89.7 million and letters of credit outstanding under the RCF totaled $0.1 million.

           On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of WHX Corporation, withdrew from participation in the Receivables Facility. Accounts receivable at March 31, 2000 and December 31, 1999 exclude $100 million respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility range from approximately 5.91%to 6.01% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

           Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi-employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135 million. WPC pension expense is allocated by the common parent and totaled $1.2 million in the first quarter of 2000 and $1.5 million in the first quarter of 1999.

Liquidity
---------

           Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through the Receivables Facility, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During the first quarter of 2000 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

Year 2000 Project
-----------------

           Mainframe business systems, external data interfaces, mainframe software, voice and data systems, internal networks, personal computers and building controls, as well as process control and auxiliary systems proved to be year 2000 compliant. The year 2000 project addressed all aspects of computing at the Company including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and surveying WPC's major suppliers and customers to assure their readiness. Critical suppliers and customers are being monitored with no major problems identified to date.

New Accounting Standard
-----------------------

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

                                     ******

           When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing, Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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



                                      WHEELING-PITTSBURGH CORPORATION




                                      /s/     P. J. Mooney
                                      -----------------------------------------
                                              P. J. Mooney
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)



May 12, 2000