Form 10-Q
period 2000-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2000-08-15
CIK 941738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________


         FOR QUARTER ENDED JUNE 30, 2000        COMMISSION FILE NUMBER 033-89746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding was 100 shares as of August 1, 2000.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ----------------------   -------------------------
                                                     2000         1999        2000        1999
                                                     ----         ----        ----        ----
                                                                     (In thousands)

Net Sales                                          $ 293,745   $ 255,799   $ 573,339   $ 505,847

Operating Costs
      Cost of goods sold                             252,940     218,189     493,489     456,774
      Depreciation                                    21,535      19,145      41,609      39,360
      Selling, administrative and general expense     17,468      16,584      35,592      32,636
                                                   ---------   ---------   ---------   ---------

                                                     291,943     253,918     570,690     528,770
                                                   ---------   ---------   ---------   ---------

Operating Income (Loss)                                1,802       1,881       2,649     (22,923)

      Interest expense on debt                         9,457       9,231      19,268      18,407
      Other income (expense)                            (344)        222        (691)        703
                                                   ---------   ---------   ---------   ---------

Loss Before Taxes                                     (7,999)     (7,128)    (17,310)    (40,627)

      Tax provision (benefit)                        (41,948)     (1,678)    (46,129)    (14,910)
                                                   ---------   ---------   ---------   ---------

Net Income (Loss)                                  $  33,949   $  (5,450)  $  28,819   $ (25,717)
                                                   =========   =========   =========   =========








See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       JUNE 30,    DECEMBER 31,
                                                         2000           1999
                                                         ----           ----
                                                         (Dollars in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                      $      --     $      --
      Trade receivables - net                             52,156        57,688

      Inventories:
          Finished and semi-finished products            179,983       158,190
          Raw materials                                   59,260        61,483
          Other materials and supplies                    23,135        28,033
          Excess of LIFO over current cost                 4,489         4,489
                                                     -----------   -----------
                                                         266,867       252,195

      Prepaid expenses and deferred charges                5,622         4,425
                                                     -----------   -----------
                          Total current assets           324,645       314,308

Investments in associated companies                       62,182        64,229
Property, plant and equipment at cost, less
      accumulated depreciation                           658,750       653,234
Deferred income taxes                                    167,348       162,344
Due from affiliates                                       52,729        56,203
Deferred charges and other assets                         26,129        27,704
                                                     -----------   -----------
                                                     $ 1,291,783   $ 1,278,022
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                 $   141,140   $   127,448
      Short-term debt                                     92,851        79,900
      Deferred income taxes - current                     27,406        27,406
      Other current liabilities                           89,666        90,309
      Long-term debt due in one year                         545           415
                                                     -----------   -----------
                          Total current liabilities      351,608       325,478

Long-term debt                                           357,048       353,978
Other employee benefit liabilities                       386,949       392,143
Other liabilities                                         30,562        69,626
                                                     -----------   -----------
                                                       1,126,167     1,141,225
                                                     -----------   -----------

Stockholders' Equity:
      Common Stock - $.01 par value - 100
          shares issued and outstanding                     --            --
      Additional paid-in capital                         335,138       335,138
      Accumulated earnings (deficit)                    (169,522)     (198,341)
                                                     -----------   -----------
Total stockholders' equity                               165,616       136,797
                                                     -----------   -----------

                                                     $ 1,291,783   $ 1,278,022
                                                     ===========   ===========




See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             SIX MONTHS ENDED JUNE 30,
                                                                 2000        1999
                                                                 ----        ----
                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                        $ 28,819   $(25,717)
      Items not affecting cash from
        operating activities:
          Depreciation                                           41,609     39,360
          Other postretirement benefits                          (4,040)    (1,369)
          Income taxes                                          (46,156)    (9,506)
          Equity income in affiliated companies                  (1,834)    (2,472)
          Pension expense                                         1,305      3,036
          (Gain)/loss on disposition of assets                   (1,648)     2,573
      Decrease (increase) in working capital elements:
          Trade receivables                                      (8,618)   (11,006)
          Trade receivables sold                                 14,150      3,225
          Inventories                                           (14,672)   (27,136)
          Other current assets                                   (1,197)   (11,034)
          Trade payables                                         13,692     32,515
          Other current liabilities                                (643)    (1,175)
      Other items - net                                           1,170    (19,529)
                                                               --------   --------

          Net cash provided by (used in) operating activities    21,937    (28,235)
                                                               --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Plant additions and improvements                          (48,377)   (34,072)
      Investment in affiliates                                      131      2,181
      Dividends from affiliated companies                         3,750      5,000
      Proceeds from sale of property                              2,934        640
                                                               --------   --------

          Net cash used in
              investing activities                              (41,562)   (26,251)
                                                               --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Long term borrowings                                        3,200      4,612
      Short term borrowings                                      12,951     27,616
      Receivables from affiliates                                 3,474      7,298
      Letter of credit collateralization                           --        8,229
                                                               --------   --------

          Net cash provided by financing activities              19,625     47,755
                                                               --------   --------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                             --       (6,731)

Cash and cash equivalents
      at beginning of period                                       --        6,731
                                                               --------   --------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                       $     --    $      --
                                                             ==========  =========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of June 30, 2000, the consolidated statement of operations for the three and six month periods ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at June 30, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

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


NOTE 1 - SALES OF RECEIVABLES

             On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. On June 30, 2000, the Company amended the agreement to increase the program limit from $100 million to $115 million. The agreement expires in May 2003. Accounts receivable at June 30, 2000 and December 31, 1999 exclude $114.2 million and $100 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility range from approximately 5.91% to 6.33% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 2 - REVOLVING CREDIT FACILITY

             On April 30, 1999, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.375% and/or a Eurodollar rate plus 2.375%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at June 30, 2000 totaled $86.5 million. Letters of credit outstanding under the RCF were $2.0 million at June 30, 2000.

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

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $1.3 million for 1998, 1999 and the first half of 2000, respectively. The Company anticipates spending approximately $29.2 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $5.8 million in 2000, $8.2 million in 2001, $6.2 million in 2002, and $9.0 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $14.7 million at December 31, 1999 and June 30, 2000. These accruals are determined by the Company based on all known available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals are adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

RESULTS OF OPERATIONS

      Net sales for the second quarter of 2000 totaled $293.7 million on shipments of steel products totaling 615,114 tons. Net sales for the second quarter of 1999 totaled $255.8 million on shipments of 567,849 tons. The increase in net sales is due to an increase of 8.3% in volume of tons of steel products shipped, an increase of 3.6% in steel prices, reflecting partial recovery from the import- impacted prices of the second quarter of 1999, a higher value-added mix of products shipped and increased sales of coke. The increase in tons shipped is primarily due to the absence of low-priced dumped imports in the market in the second quarter of 2000 as compared to the comparable period in the prior year.

      Second quarter 2000 operating costs increased to $291.9 million from $253.9 million in the 1999 second quarter. Operating cost per ton increased to $475 per ton in the 2000 second quarter from $447 per ton in the 1999 second quarter. The Company's second quarter 1999 operating costs include a non-recurring credit of $9.0 million from a settlement with certain insurance carriers that releases and terminates all rights, obligations, and liabilities of the insurance companies with respect to the subject insurance policies. Operating costs in the second quarter 1999, absent the non-recurring credit, total $463 per ton. The increase in operating cost per ton reflects higher raw material and energy costs and the cost of making increased volumes of coke sold in the open market during the second quarter of 2000, partially offset by the effect of higher production levels on fixed cost absorption. The Company produced 670,603 tons of raw steel in the 2000 second quarter and 584,995 tons in the 1999 second quarter.

      Depreciation expense increased $2.4 million to $21.5 million in the second quarter of 2000 from $19.1 million in the comparable period in 1999 due to higher levels of capital expenditures and raw steel production in the second quarter of 2000 and its effect on the modified units of production depreciation method.

      Selling, administrative and general expense for the second quarter of 2000 increased $0.9 million to $17.5 million from $16.6 million in the comparable period in 1999 due to an increased marketing effort and expansion of the fabricated products business.

      Interest expense for the second quarter of 2000 increased $0.2 million to $9.5 million from the comparable period in 1999 due to increased borrowings and higher rates under the Revolving Credit Facility (RCF), partially offset by higher amounts of capitalized interest during the second quarter of 2000.

      Other income (expense) decreased $0.6 million to $0.3 million expense in the second quarter of 2000, compared to $0.2 million income in the 1999 second quarter. The decrease in other income reflects lower equity income from joint venture operations, increased securitization fees and lower royalty income earned.

      The 2000 second quarter tax benefit reflects an estimated annual effective tax rate of 44.9%, and includes a non-cash benefit of $38.1 million for the settlement of prior years' federal taxes. The 1999 second quarter tax benefit reflects an estimated annual effective tax rate of 36.7%. The increase in the 2000 effective tax rate during the second quarter reflects changes in estimated annual pretax income and in permanent tax differences.

      Net income for the 2000 second quarter totaled $33.9 million compared to 1999 second quarter net loss which totaled $5.5 million. Net income was favorably impacted by the aforementioned income tax benefit of $38.1 million.

      Net sales for the first six months of 2000 totaled $573.3 million on shipments of steel products totaling 1,219,590 tons. Net sales for the first six months of 1999 totaled $505.8 million on shipments of steel products totaling 1,166,515 tons. Average sales prices increased from $434 per ton shipped to $470 per ton shipped due to a 3.8% increase in steel prices, reflecting partial recovery from the import-impacted prices of 1999, as well as a higher value-added mix of products sold, and increased sales of coke during the six months of 2000 as compared to the six month period of 1999. The increase in tons shipped is due to the absence of low-priced dumped imports in the market in the first half of 2000 as compared to the comparable period in the prior year.

      Operating costs for the first six months of 2000 increased to $570.7 million or $468 per ton from $528.8 million or $453 per ton in the 1999 first six months. The Company's 2000 operating costs include a non-recurring credit of $7.4 million from insurance recoveries resulting from a temper mill fire. The increase in operating costs is due to the higher raw material and energy costs and the cost of making increased volumes of coke sold in the open market as compared to the same period of 1999. Included in the 1999 six month operating costs is $9.0 million of income reflecting a favorable settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the first six months of 2000, the Company produced 1,260,138 tons of raw steel as compared to production of 1,207,967 tons of raw steel in the 1999 first six months.

      Depreciation expense increased $2.2 million to $41.6 million in the first six months of 2000 from $39.4 million in the comparable period in 1999 due to 1999 additions and higher levels of raw steel production in 2000 and its effect on the modified units of production depreciation method.

      Selling, administrative and general expense for the first six months of 2000 increased $3.0 million to $35.6 million from $32.6 million in the comparable period in 1999 due primarily to an increased marketing effort in 2000 and expansion of the fabricated products business during 2000.

      Interest expense for the first six months of 2000 increased $0.9 million to $19.3 million from the comparable period in 1999 due to increased borrowings and higher rates under the RCF and increased long term debt, partially offset by increased capitalized interest.

      Other income decreased $1.4 million to $0.7 million expense in the first six months of 2000, compared to $0.7 million income in the 1999 first six months. The decrease in other income reflects lower equity income from joint venture operations, lower royalty income earned and increased securitization fees.

      The 2000 six month tax benefit reflects an estimated annual effective tax rate of 44.9% and includes a non-cash benefit of $38.1 million from the settlement of prior years' federal taxes. The 1999 six month tax benefit reflects an estimated annual effective tax rate of 36.7%. The increase in the 2000 effective tax rate reflects changes in estimated annual pretax income and in the amount of permanent tax differences.

      Net income for the first six months of 2000 totaled $28.8 million compared to the 1999 first six months net loss which totaled $25.7 million. Net income was favorably impacted by the aforementioned income tax benefit of $38.1 million.

FINANCIAL POSITION

      Net cash flow provided by operating activities for the first six months of 2000 totaled $21.9 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) provided $2.7 million of funds. Accounts receivable increased by $8.6 million, excluding a $14.2 million sale of trade receivables under the Receivables Facility. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $266.9 million at June 30, 2000, an increase of $14.7 million from December 31, 1999. Trade payables increased by $13.7 million, primarily as a result of increased inventories.

      In the first six months of 2000, $48.4 million was spent on capital improvements including $1.3 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF expires May 3, 2003. Interest rates are based on the Citibank Prime Rate plus 1.375% and/or a Eurodollar rate plus 2.375%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the RCF at June 30, 2000 totaled $86.5 million and letters of credit outstanding under the RCF totaled $2.0 million. The Company anticipates that if steel prices and demand remain weak or deteriorate further, it will need to renegotiate certain covenants in its RCF. There can be no assurance that such covenants can be renegotiated.

      On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. On June 30, 2000, the Company amended the agreement to increase the program limit from $100 million to $115 million. The agreement expires in May 2003. Accounts receivable at June 30, 2000 and December 31, 1999 exclude $114.2 million and $100 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility range from approximately 5.91% to 6.33% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

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

LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through the Receivables Facility, borrowing availability under the RCF and funds generated from operations. As a result of continued weakness in steel prices and demand, the Company anticipates that such sources will be required to provide the Company with the funds necessary to satisfy its working capital and capital expenditure requirements, however, there can be no assurance that alternative sources may not be required, including advances from its parent, WHX. External factors, such as worldwide steel production and demand and currency exchange rates could also materially affect the Company's results of operations and financial condition. During the first half of 2000 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement, as amended by SFAS 137 and 138, requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

                                     ******

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop markets and sell its products, the effects of competition and pricing, Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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



AUGUST 14, 2000