Form 10-Q
period 2000-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2000-11-20
CIK 941738

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 2000
                              -----------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

 FOR QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 033-89746


                         WHEELING-PITTSBURGH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  55-0309927
        ------------------------                      -------------------
        (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

               1134 MARKET STREET
                  WHEELING, WV                                   26003
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip code)


        Registrant's telephone number, including area code: 304-234-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares of Common Stock issued and outstanding was 100 shares as of November 1, 2000.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          QUARTER ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                         -------------------------         ---------------------------
                                                           2000             1999             2000             1999
                                                         --------         --------         --------         --------
                                                                              (In thousands)
Net Sales                                                $272,530         $282,358         $845,869         $788,205
                                                         --------         --------         --------         --------

Operating Costs
      Cost of goods sold                                  254,251          243,715          747,740          700,489
      Depreciation                                         20,189           19,738           61,798           59,098
      Selling, administrative and general expense          17,185           15,810           52,777           48,446
                                                         --------         --------         --------         --------

                                                          291,625          279,263          862,315          808,033
                                                         --------         --------         --------         --------

Operating Income (Loss)                                   (19,095)           3,095          (16,446)         (19,828)
      Interest expense on debt                             10,075            9,691           29,343           28,098
      Other income (expense)                               (1,339)            (491)          (2,030)             212
                                                         --------         --------         --------         --------

Loss Before Taxes                                         (30,509)          (7,087)         (47,819)         (47,714)
      Tax provision (benefit)                              (9,138)          (3,078)         (55,267)         (17,988)
                                                         --------         --------         --------         --------

Net Income (Loss)                                        $(21,371)        $ (4,009)        $  7,448         $(29,726)
                                                         ========         ========         ========         ========


See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                          SEPTEMBER 30        DECEMBER 31,
                                                              2000                1999
                                                          ------------        ------------
                                                                (Dollars in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                            $       --         $       --
      Trade receivables - net                                  57,031             57,688
      Inventories:
          Finished and semi-finished products                 201,592            158,190
          Raw materials                                        52,954             61,483
          Other materials and supplies                         20,247             28,033
          Excess of LIFO over current cost                      4,489              4,489
                                                           ----------         ----------
                                                              279,282            252,195

      Prepaid expenses and deferred charges                     7,996              4,425
                                                           ----------         ----------
                          Total current assets                344,309            314,308

Investments in associated companies                            62,587             64,229
Property, plant and equipment at cost, less
      accumulated depreciation                                660,470            653,234
Deferred income taxes                                         176,372            162,344
Due from affiliates                                            52,598             56,203
Deferred charges and other assets                              17,727             27,704
                                                           ----------         ----------
                                                           $1,314,063         $1,278,022
                                                           ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                       $  144,000         $  127,448
      Short-term debt                                         135,264             79,900
      Deferred income taxes - current                          27,406             27,406
      Other current liabilities                                93,020             90,309
      Long-term debt due in one year                              415                415
                                                           ----------         ----------
                          Total current liabilities           400,105            325,478

Long-term debt                                                356,563            353,978
Other employee benefit liabilities                            383,599            392,143
Other liabilities                                              29,551             69,626
                                                           ----------         ----------
                                                            1,169,818          1,141,225
                                                           ----------         ----------

Stockholders' Equity:
      Common Stock - $.01 par value - 100
          shares issued and outstanding                            --                 --
      Additional paid-in capital                              335,138            335,138
      Accumulated earnings (deficit)                         (190,893)          (198,341)
                                                           ----------         ----------
Total stockholders' equity                                    144,245            136,797
                                                           ----------         ----------

                                                           $1,314,063         $1,278,022
                                                           ==========         ==========




See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    NINE MONTHS ENDED SEPT. 30,
                                                                       2000             1999
                                                                    ---------         ---------
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                              $  7,448         $(29,726)
      Items not affecting cash from
        operating activities:
          Depreciation                                                 61,798           59,098
          Other postretirement benefits                                (6,944)          (4,678)
          Income taxes                                                (55,299)          (6,773)
          Equity income in affiliated companies                        (2,239)          (3,077)
          Pension expense                                               1,936            4,554
          (Gain)/loss on disposition of assets                           (947)           2,718
      Decrease (increase) in working capital elements:
          Trade receivables                                            (4,343)         (19,457)
          Trade receivables sold                                        5,000            3,225
          Inventories                                                 (27,087)         (22,868)
          Other current assets                                         (3,571)         (10,625)
          Trade payables                                               16,552            9,309
          Other current liabilities                                     2,711            9,040
      Other items - net                                                 7,583          (20,010)
                                                                     --------         --------

          Net cash provided by (used in) operating activities           2,598          (29,270)
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Plant additions and improvements                                (71,000)         (47,024)
      Investment in affiliates                                            131            3,212
      Dividends from affiliated companies                               3,750            5,000
      Proceeds from sale of property                                    2,967              881
                                                                     --------         --------

          Net cash used in
              investing activities                                    (64,152)         (37,931)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Long term borrowings                                              2,585            4,583
      Short term borrowings                                            55,364           45,244
      Receivables from affiliates                                       3,605            2,414
      Letter of credit collateralization                                   --            8,229
                                                                     --------         --------

          Net cash provided by financing activities                    61,554           60,470
                                                                     --------         --------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                     --           (6,731)

Cash and cash equivalents
      at beginning of period                                               --            6,731
                                                                     --------         --------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                               $     --         $     --
                                                                     ========         ========



See notes to consolidated financial statements.

                         WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of September 30, 2000 the consolidated statement of operations for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at September 30, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Presentation of earnings per share is not meaningful since the Company is a wholly-owned subsidiary of WHX Corporation ("WHX").

             The Corporation and eight of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Federal bankruptcy laws") on November 16, 2000. These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business., There is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded as a result of the bankruptcy filing and related events. A plan of reorganization could change the amounts reported in the financial statements and cause a material decrease in the carrying amount of the assets. See Note 1.

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

NOTE 1 - SUBSEQUENT EVENT

             The second steel import crisis since 1998 has caused a severe deterioration of the U.S. steel industry. The deterioration has resulted in severely reduced steel pricing. This decline, coupled with the indebtedness incurred by the Corporation in recovering from a 10-month strike has resulted in the Corporation suffering substantial losses and the severe erosion of its financial position and liquidity. As a result, the Corporation has been forced to seek the protection of the Federal bankruptcy laws.

             On November 16, 2000, the Corporation and eight of its direct and indirect wholly-owned subsidiaries, representing substantially all of the consolidated group's business (Wheeling-Pittsburgh Steel Corporation, WP Steel Venture Corporation, Consumers Mining Company, WP Coal Company, Mingo Oxygen Company, Monessen Southwestern Railway Company, Wheeling Empire Company and Pittsburgh Canfield Corporation, collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Ohio in Youngstown, Ohio (the "Bankruptcy Court"). The Debtors are continuing all normal business operations and will continue to provide uninterrupted services to their customers. No trustee examiner or similar officer has been appointed by the Bankruptcy Court.

             Subsequent to the commencement of the Chapter 11 Filing, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable each Debtor to continue business operations as a debtor-in-possession.

             The Federal bankruptcy laws provide that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period to propose a plan for reorganization currently expires on March 16, 2001. If the Debtors fail to file a plan of reorganization during the exclusive period (including any extensions thereof) or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

             After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court is required to find, among other things, that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by the liquidation of the Debtors or a need for their further financial reorganization unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and so long as all of the other requirements of the Federal bankruptcy laws are met, the proponent of the plan may invoke the "cram down" provisions of the Federal bankruptcy laws. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Federal bankruptcy laws are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

             On November 17, 2000, the Debtors entered into a Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") with a group of lenders (the "Lenders"), led by Citicorp USA, Inc., pursuant to which the Lenders have agreed to provide the Debtors with a revolving credit facility in an aggregate principal amount not to exceed $255 million and a term loan facility in an aggregate principal amount of $35 million. The Debtors' obligations under the DIP Credit Agreement are secured by substantially all of the Debtors' assets. The Court approved the DIP Credit Agreement on an interim basis on November 17, 2000, allowing the Debtors to borrow up to the full amount of the facilities. Borrowings under the DIP Credit Agreement in the amount of $105.0 million were used to repay all obligations under WPSC's Receivables Facility and $84.7 million were also used to repay all obligations under WPSC's Revolving Credit Facility. See "Financial Position and MDA." The Company believes that this financing will enable the Debtors to pay for the post-petition delivery of goods and services and continue operations and administration necessary to meet current and future customer needs.

NOTE 2 - SALES OF RECEIVABLES

             On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. On June 30, 2000, the Company amended the agreement to increase the program limit to $115 million. On September 22, 2000, the Company amended its agreement to reduce the program limit to $105 million, to waive an Early Amortization Event through December 20, 2000 and to increase certain fees associated with the agreement during the waiver period. The Early Amortization Event was caused by a reduction in rating by Standard & Poors on the long-term Senior Unsecured debt. The agreement, which was expected to expire in May 2003, was replaced by the DIP Credit Agreement. Accounts receivable at September 30, 2000 and December 31, 1999 exclude $105.0 million and $100 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility ranged from approximately 5.91% to 7.63% of the outstanding amount of receivables sold. See Note I and MDA - Financial Position.

NOTE 3 - REVOLVING CREDIT FACILITY

             On April 30, 1999, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provided for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The RCF was expected to expire in May 2003 and was replaced by the DIP Credit Agreement. Interest rates were based on the Citibank prime rate plus 1.375% and/or a Eurodollar rate plus 2.50%. The margin over the prime rate and the Eurodollar rate fluctuated based upon performance. On September 26, 2000, the Company amended the RCF to waive certain financial covenants through January 20, 2001 and increase the interest rate from a Eurodollar rate plus 2.375% to Eurodollar rate plus 2.50%. Borrowings outstanding against the RCF at September 30, 2000 totaled $132.0 million. Letters of credit outstanding under the RCF were $2.8 million at September 30, 2000. See Note I and MDA
      - Financial Position.

NOTE 4 - CONTINGENCIES

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

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $2.6 million for 1998, 1999 and the first nine months of 2000, respectively. The Company anticipates spending approximately $28.6 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $4.3 million in 2000, $10.9 million in 2001, $7.4 million in 2002, and $6.0 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $14.7 million at December 31, 1999 and $14.6 at September 30, 2000. These accruals are determined by the Company based on all known available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals are adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SUBSEQUENT EVENTS


             On November 16, 2000, the Corporation and eight of its direct and indirect wholly-owned subsidiaries, representing substantially all of the consolidated group's business (Wheeling-Pittsburgh Steel Corporation, WP Steel Venture Corporation, Consumers Mining Company, WP Coal Company, Mingo Oxygen Company, Monessen Southwestern Railway Company, Wheeling Empire Company and Pittsburgh Canfield Corporation, collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Ohio in Youngstown, Ohio (the "Bankruptcy Court"). The Debtors are continuing all normal business operations and will continue to provide uninterrupted services to their customers. No trustee examiner or similar officer has been appointed by the Bankruptcy Court.

             Subsequent to the commencement of the Chapter 11 Filing, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable each Debtor to continue business operations as a debtor-in-possession.

             The Federal bankruptcy laws provide that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period to propose a plan for reorganization currently expires on March 16, 2001. If the Debtors fail to file a plan of reorganization during the exclusive period (including any extensions granted thereunder) or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

             After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by the liquidation of the Debtors or a need for their further financial reorganization or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Federal bankruptcy laws are met, the proponent of the plan may invoke the "cram down" provisions of the Federal bankruptcy laws. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Federal bankruptcy laws are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

             Since the Petition Date, the WPC Group has continued to conduct business in the ordinary course as debtor-in-possession under the protection of the Bankruptcy Court. Management is in the process of stabilizing its business and evaluating its operations before beginning the development of a reorganization plan. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities, including WPC's 9 1/4% Senior Notes, are limited to those approved by the Bankruptcy Court. The Chapter 11 filing is an event of default under the 9 1/4% Senior Notes.

             To try to ensure that the Debtors have the capital necessary to continue to operate their businesses as normal during the Chapter 11 Filing, the Debtors entered into a Debtor in Possession Credit Agreement to provide borrowings of up to $290.0 million to refinance certain obligations of the Debtors, to provide working capital for the Debtors and for other general corporate purposes. See "Financial Position." The Company believes that this financing will enable the Debtors to pay for the post-petition delivery of goods and services and continue operations and administration necessary to meet current and future customer needs.

             In the Chapter 11 Filing, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the Chapter 11 Cases will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 Filing.

  RISK FACTORS AND CAUTIONARY STATEMENTS

             This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the heading "Item 2. Management's Discussion and Analysis." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, (iii) the impact of competition, and (iv) the impact and effect of the Chapter 11 filing by the Company and several of its direct and indirect wholly owned subsidiaries. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

             Any forward-looking statements made by the Company are not guarantees of future performance and there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements. This means that indicated results may not be realized. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the following:

      o The Company and each of its subsidiaries that has filed for bankruptcy may not generate or have enough cash on hand from operations and from debtor-in-possession financing to fund its operations until it is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

      o If the liabilities of the Debtors exceed the value of their assets, the equity value of the Debtors could be eliminated;

      o The creditors or landlords of each Debtor may take action that prevents or unduly delays confirmation of a plan of reorganization in connection with the filing under Chapter 11;

      o The suppliers of each Debtor may stop providing supplies or services to it or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact of such Debtor's cash flow;

      o The Bankruptcy Court may not confirm the plan of reorganization of each Debtor;

      o The Company may not be able to obtain sufficient additional financing sources to meet its future obligations;

      o The overall long-term operational reorganization and financial restructuring plan of each Debtor may fail;

      o The results of operations of the Company and its subsidiaries are sensitive to the steel prices realized in the market, and the continuation of the low steel prices at current levels would continue to have a material adverse affect on the business of the Company;

      o The Company's business requires that it expend substantial capital to maintain its productivity and facilities in order to remain competitive and in compliance with environmental laws and regulations;

      o The cost of complying with environmental standards continues to increase and the Company not only may be held liable for future clean up costs, but also is at a disadvantage with foreign competitors who are not held to similar strict regulations;

      o The steel industry is very competitive, and the Company and its subsidiaries face competition from both foreign and domestic producers who are able to charge less than the Company because of lower operating costs.

      o The Company may fail or be unable to comply with, or there may be changes in, governmental regulations and adverse outcomes from legal and regulatory proceedings;

      o     Any changes in existing environmental regulatory matters; and

      o     General economic and business conditions and industry trends.

                  By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

GENERAL LITIGATION

      On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the U.S. District Court for the Southern District of Ohio. The Company subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint sought treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. The Company appealed the Court's decision to the Sixth Circuit Court of Appeals. The Company has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit. The Company's claims for treble damages, but not injunctive relief, against the three remaining defendants were subsequently dismissed as a result of settlement negotiations. The Sixth Circuit Court ruled against the Company and the Company has elected not to seek a review by the U.S. Supreme Court of the adverse ruling by the Sixth Circuit Court of Appeals. Therefore, this case is effectively concluded.

RESULTS OF OPERATIONS

      Net sales for the third quarter of 2000 totaled $272.5 million on shipments of steel products totaling 549,415 tons. Net sales for the third quarter of 1999 totaled $282.4 million on shipments of 614,452 tons. The decrease in net sales is due to a decrease of 10.6% in volume of tons of steel products shipped and a decrease of 0.7% in steel prices, due to very high levels of steel imports.

      Third quarter 2000 operating costs increased to $291.6 million from $279.3 million in the 1999 third quarter. Operating cost per ton increased to $531 per ton in the 2000 third quarter from $454 per ton in the 1999 third quarter. The increase in operating cost per ton reflects a richer product mix, higher raw material and energy costs, and the cost of making increased volumes of coke sold in the open market during the third quarter of 2000. The Company produced 603,792 tons of raw steel in the 2000 third quarter and 602,666 tons in the 1999 third quarter.

      Depreciation expense increased $0.5 million to $20.2 million in the third quarter of 2000 from $19.7 million in the comparable period in 1999 due to higher levels of depreciable assets in the third quarter of 2000.

      Selling, administrative and general expense for the third quarter of 2000 increased $1.4 million to $17.2 million from $15.8 million in the comparable period in 1999 due to an increased marketing effort and expansion of the fabricated products business.

      Interest expense for the third quarter of 2000 increased $0.4 million to $10.1 million from the comparable period in 1999 due to increased borrowings and higher rates under the Revolving Credit Facility (RCF), partially offset by higher amounts of capitalized interest during the third quarter of 2000.

      Other income (expense) increased $0.8 million to $1.3 million expense in the third quarter of 2000, compared to $0.5 million expense in the 1999 third quarter. The increase in other expense reflects lower equity income from joint venture operations, increased securitization fees and lower royalty income earned.

      The 2000 third quarter tax benefit reflects an estimated annual effective tax rate of 35.8%. The 1999 third quarter tax benefit reflects an estimated annual effective tax rate of 37.7%. The decrease in the 2000 effective tax rate during the third quarter reflects changes in estimated annual pretax loss and in permanent tax differences.

      Net loss for the 2000 third quarter totaled $21.4 million compared to 1999 third quarter net loss which totaled $4.0 million.

      Net sales for the first nine months of 2000 totaled $845.9 million on shipments of steel products totaling 1,769,005 tons. Net sales for the first nine months of 1999 totaled $788.2 million on shipments of steel products totaling 1,780,967 tons. Average sales prices increased to $478 per ton shipped from $442 per ton shipped due to a 2.2% increase in steel prices, higher value-added mix of products sold, and increased sales of coke during the nine months of 2000 as compared to the nine month period of 1999.

      Operating costs for the first nine months of 2000 increased to $862.3 million or $487 per ton from $808.1 million or $454 per ton in the 1999 first nine months. The increase in operating costs is due to a higher cost sales mix, increased raw material and energy costs and the cost of making increased volumes of coke sold in the open market as compared to the same period of 1999. In the first nine months of 2000, the Company produced 1,863,930 tons of raw steel as compared to production of 1,810,633 tons of raw steel in the 1999 first nine months.

      Depreciation expense increased $2.7 million to $61.8 million in the first nine months of 2000 from $59.1 million in the comparable period in 1999 due to higher levels of depreciable assets and increased raw steel production in 2000 and its effect on the modified units of production depreciation method.

      Selling, administrative and general expense for the first nine months of 2000 increased $4.4 million to $52.8 million from $48.4 million in the comparable period in 1999 due primarily to an increased marketing effort in 2000 and expansion of the fabricated products business during 2000.

      Interest expense for the first nine months of 2000 increased $1.2 million to $29.3 million from the comparable period in 1999 due to increased borrowings and higher rates under the RCF and increased long term debt, partially offset by increased capitalized interest.

      Other income (expense) decreased $2.2 million to $2.0 million expense in the first nine months of 2000, compared to $0.2 million income in the 1999 first nine months. The decrease in other income reflects lower equity income from joint venture operations, lower royalty income earned and increased securitization fees.

      The 2000 nine month tax benefit reflects an estimated annual effective tax rate of 35.8% and includes a non-cash benefit of $38.1 million from the settlement of prior years' federal taxes. The 1999 nine month tax benefit reflects an estimated annual effective tax rate of 37.7%. The change in the 2000 effective tax rate reflects changes in estimated annual pretax loss and in the amount of permanent tax differences.

      Net income for the first nine months of 2000 totaled $7.4 million compared to the 1999 first nine months net loss which totaled $29.7 million. Net income was favorably impacted by the aforementioned income tax benefit of $38.1 million.

FINANCIAL POSITION

         A high level of imports since the Company's 10-month strike and the subsequent decrease in steel prices has substantially weakened the Company's position. During the first nine months of 2000, borrowings under the Revolving Credit Facility (RCF) totaled $132.0 million, leaving liquidity at September 30, 2000 of $10.4 million.

      Net cash flow provided by operating activities for the first nine months of 2000 totaled $2.6 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) used $10.7 million of funds. Accounts receivable increased by $4.3 million, excluding a $5.0 million sale of trade receivables under the Receivables Facility. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $279.3 million at September 30, 2000, an increase of $27.1 million from December 31, 1999 due to the seasonality of the fabricated and tin mill products divisions and to facilitate a planned steelmaking facility outage. Trade payables increased by $16.6 million, primarily as a result of increased inventories.

      In the first nine months of 2000, $71.0 million was spent on capital improvements including $2.6 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      On November 17, 2000 in connection with the Chapter 11 Filing, WPC, WPSC, WP Steel Venture Corporation, Consumers Mining Company, WP Coal Company, Wheeling Empire Company and Pittsburgh Canfield Company, as borrowers, the lenders party thereto and Citibank, N.A., as Initial Issuing Bank and Citicorp USA, Inc., as Administrative Agent entered into a Debtor in Possession Credit Agreement ("DIP Credit Agreement") to provide borrowings of up to $290.0 million to refinance certain obligations of the WPC Group, to provide working capital for the WPC Group and for other general corporate purposes. The DIP Credit Agreement will be composed of two pieces, a $255 million Revolving Credit Facility and a $35 million term loan. The DIP credit agreement includes a $25.0 million sublimit for letters of credit. The DIP Credit Agreement expires November 17, 2002. Interest rates for the Revolving Credit Facility are based on base rate plus 1.75% to 2.25% or a Eurodollar rate plus 2.75% to 3.25% based on performance. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding under the DIP Credit Agreement at November 17, 2000 totaled $198.0 million and letters of credit outstanding under the DIP Credit Agreement were $17.0 million.

      On April 30, 1999, WPSC entered into a Third Amended and Restated RCF with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. Interest rates are based on the Citibank Prime Rate plus 1.375% and/or a Eurodollar rate plus 2.50%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. On September 26, 2000, the Company amended the RCF to waive certain financial covenants through January 20, 2001 and increase the interest rate from a Eurodollar rate plus 2.375% to Eurodollar rate plus 2.50%. Borrowings outstanding against the RCF at September 30, 2000 totaled $132.0 million and letters of credit outstanding under the RCF totaled $2.8 million. Borrowings under the DIP Credit Agreement in the amount of $84.7 million were also used to repay all obligations under WPSC's Revolving Credit Facility. Upon repayment, the WPSC Revolving Credit Agreement and all related documents were terminated.

      On May 27, 1999, the Company renegotiated its $100 million Receivables Facility agreement on terms and conditions similar to its previous facility. On June 30, 2000, the Company amended the agreement to increase the program limit to $115 million. On September 22, 2000, the Company amended its agreement to reduce the program limit to $105 million, to waive an Early Amortization Event through December 20, 2000 and to increase certain fees associated with the agreement during the waiver period. The Early Amortization Event was caused by a reduction in rating by Standard & Poors on the long-term Senior Unsecured debt. Accounts receivable at September 30, 2000 and December 31, 1999 exclude $105.0 million and $100 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such Receivables Facility range from approximately 5.91% to 7.63% of the outstanding amount of receivables sold. Borrowings under the DIP Credit Agreement in the amount of $105.0 million were used to repay all obligations under WPSC's Receivables Facility.

      Effective May 31, 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H") subsidiary. The pension obligations are accounted for by the parent company as a multi-employer plan. The merger eliminated WPC cash funding obligations estimated in excess of $135 million over a four year period. WPC pension expense will be allocated and charged quarterly, and will offset the net prepaid pension asset recorded by the common parent.

LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, availability of borrowings, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company will satisfy its working capital requirements through the DIP Credit Agreement and funds generated from operations. As a result of continued weakness in steel prices and demand, the Corporation and eight of its wholly-owned subsidiaries filed petitions for relief under Chapter 11 of the Federal bankruptcy laws. External factors, such as worldwide steel production and demand and currency exchange rates could also materially affect the Company's results of operations and financial conditions. During the first nine months of 2000 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

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

      In the fourth quarter 2000, WPC must adopt several recently issued accounting pronouncements primarily related to the classification of items in the statement of operations. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification. During the third quarter 2000, the EITF issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether revenues from the sale of products should be reported at the gross amount or the net amount received, and EITF Consensus NO. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the accounting for costs incurred for shipping goods to customers. The adoption of these new pronouncements will have no material effect on the financial position or results of operations of WPC, although they may require reclassifications of certain amounts in the statement of operations.

                                     ******

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings

     The Corporation and eight of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the Northern District of Ohio on November 16, 2000.

Item 3.      Default Upon Senior Securities

     As of result of the filing by the Corporation and eight of its direct and indirect subsidiaries on November 16, 2000 of voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, a default occurred under the Corporation's 9 1/4% Senior Notes due 2007 currently outstanding in the aggregate principal amount of $275 million. As of the date of this report, the Corporation has not paid regularly scheduled interest payments on such Senior Notes in the total amount of $12.7 million.

Item 6. (a)  Exhibits

             27 Financial Data Schedule



     6. (b)  Report on Form 8-K

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







NOVEMBER 20, 2000