Form 10-Q
period 2003-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2003-11-14
CIK 941738

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 2003
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ___________________ TO  ___________________



FOR QUARTER ENDED SEPTEMBER 30, 2003            COMMISSION FILE NUMBER 000-50300


                         WHEELING-PITTSBURGH CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         55-0309927
        (State of Incorporation)                              (I.R.S. Employer
                                                             Identification No.)

    1134 MARKET STREET, WHEELING, WV                                26003
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (304) 234-2400

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes [ ]  No [X]


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes [X]  No [ ]

         The registrant had 10,000,000 shares of its common stock, par value $0.01 per share, issued and outstanding as of October 31, 2003.

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Consolidated Statements of Operations
             Reorganized Company
               Two months ended September 30, 2003
             Predecessor Company
               One month ended July 31, 2003
               Three months ended September 30, 2002
               Seven months ended July 31, 2003
               Nine months ended September 30, 2002

           Consolidated Balance Sheet
             Reorganized Company
               As of September 30, 2003
               As of July 31, 2003
             Predecessor Company
               As of December 31, 2002

           Consolidated Statements of Cash Flows
             Reorganized Company
               Two months ended September 30, 2003
             Predecessor Company
               Seven months ended July 31, 2003
               Nine months ended September 30, 2002

           Consolidated Statement of Shareholders' Equity as of
           September 30, 2003

           Notes to Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.    Controls and Procedures

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I    FINANCIAL INFORMATION
ITEM 1 -   FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE QUARTER ENDED SEPTEMBER 30
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 REORGANIZED COMPANY   PREDECESSOR COMPANY   PREDECESSOR COMPANY
                                                  TWO MONTHS ENDED       ONE MONTH ENDED      THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2003       JULY 31, 2003       SEPTEMBER 30, 2002
                                                 -------------------   -------------------   -------------------
REVENUES:
Net sales including sales to affiliates of
     $38,609, $23,092 and $70,554                    $  159,789             $  81,298              $277,868

COST AND EXPENSE:
Cost of products sold, excluding depreciation,
     including cost of products sold to
     affiliates of $34,656, $20,662 and $62,374         159,314                76,877               235,691
Depreciation                                              3,568                 6,095                18,427
Selling, administrative and general expense               9,004                 4,648                10,529
                                                     ----------             ---------              --------
Reorganization and professional fee expense                  --                 1,995                 3,155
                                                        171,886                89,615               267,802
                                                     ----------             ---------              --------
Operating income (loss)                                 (12,097)               (8,317)               10,066
Reorganization income (expense)
     Fair value adjustments                                  --              (152,708)                   --
     Gain on discharge of debt                               --               557,541                    --
     Other reorganization entries                            --                (4,918)                   --
Interest expense on debt                                 (3,891)               (1,462)               (4,307)
Other income (expense)                                      757                   382                 1,333
                                                     ----------             ---------              --------
Income (loss) before taxes                              (15,231)              390,518                 7,092
Tax provision (benefit)                                       6                   (12)                    5
                                                     ----------             ---------              --------
Net income (loss)                                    $  (15,237)            $ 390,530              $  7,087
                                                     ==========             =========              ========
     Basic and diluted loss per share
          attributable to common stockholders        $    (1.61)                    *                     *
                                                     ==========             =========              ========
Weighted average common shares outstanding
          basic and diluted                           9,500,000                     *                     *
                                                     ==========             =========              ========


* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation.














    The accompanying notes are an integral part of the financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        REORGANIZED COMPANY    PREDECESSOR COMPANY   PREDECESSOR COMPANY
                                                          TWO MONTHS ENDED     SEVEN MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2003       JULY 31, 2003       SEPTEMBER 30, 2002
                                                         ------------------       -------------       ------------------
REVENUES:
Net sales, including sales to affiliates
     of $38,609, $164,303 and $187,063                        $  159,789             $ 570,439             $725,591

COST AND EXPENSE:
Cost of products sold, excluding depreciation,
     including cost of products sold to affiliates
     of $34,656, $143,840 and $179,131                           159,314               563,832              663,806
Depreciation                                                       3,568                39,889               55,680
Selling, administrative and general expense                        9,004                29,906               33,983
Reorganization and professional fee expense                           --                 8,140                8,455
                                                              ----------             ---------             --------
                                                                 171,886               641,767              761,924
                                                              ----------             ---------             --------
Operating income (loss)                                          (12,097)              (71,328)             (36,333)
Reorganization income (expense)
     Fair value adjustments                                           --              (152,708)                  --
     Gain on discharge of debt                                        --               557,541                   --
     Other reorganization entries                                     --                (4,758)               1,295
Interest expense on debt                                          (3,891)               (9,185)             (12,168)
Other income (expense)                                               757                 3,228                2,797
                                                              ----------             ---------             --------
Income (loss) before taxes                                       (15,231)              322,790              (44,409)
Tax provision (benefit)                                                6                  (641)                  16
                                                              ----------             ---------             --------
Net income (loss)                                             $  (15,237)            $ 323,431             $(44,425)
                                                              ==========             =========             ========
     Basic and diluted loss per share
          attributable to common stockholders                 $    (1.61)                    *                    *
                                                              ==========             =========             ========
Weighted average common
     shares outstanding basic and diluted                      9,500,000                     *                    *
                                                              ==========             =========             ========


* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation.

















    The accompanying notes are an integral part of the financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          REORGANIZED COMPANY  REORGANIZED COMPANY  PREDECESSOR COMPANY
                                                            AS OF SEPTEMBER      AS OF JULY 31,      AS OF DECEMBER 31,
                                                               30, 2003                2003               2002
                                                          -------------------  -------------------  -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                 $     9,122         $     7,382         $     8,543
     Trade receivables, less allowance for doubtful
        accounts of $2,004, $1,916 and $1,314                      112,680             112,416             130,593
     Inventories                                                   154,318             154,664             184,091
     Prepaid expenses and deferred charges                           8,781               6,571               7,477
                                                               -----------         -----------         -----------
                    Total current assets                           284,902             281,033             330,704
Investment in associated companies                                  40,838              40,477              60,767
Property, plant and equipment, at cost less accumulated
       depreciation of $2,740, $ 0 and $716,253                    368,725             360,213             530,568
 Deferred income tax benefits                                       23,482              23,482              27,342
 Restricted cash                                                   101,988             112,000                  --
 Deferred charges and other assets                                  60,419              61,564               9,735
                                                               -----------         -----------         -----------
                                                               $   880,355         $   878,769         $   959,116
                                                               ===========         ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade payables                                            $    66,879         $    79,941         $    71,048
     Short term debt                                                73,115              36,915             135,490
     Payroll and employee benefits payable                          68,314              67,913              36,339
     Accrued federal, state and local taxes                          8,726              11,254               8,839
     Deferred income tax liabilities                                23,482              23,482              27,342
     Accrued interest and other liabilities                          9,899              10,673               8,326
     Long term debt due in one year                                  3,210               3,755              43,575
                                                               -----------         -----------         -----------
                 Total current liabilities                         253,625             233,933             330,959
 Long term debt                                                    339,727             339,848              13,177
 Liabilities subject to compromise                                      --                  --             890,301
 Other employee benefit liabilities                                139,258             142,298              15,514
 Other liabilities                                                  20,065              20,190              20,336
                                                               -----------         -----------         -----------
                 Total liabilities                                 752,675             736,269           1,270,287
                                                               -----------         -----------         -----------

 STOCKHOLDERS' EQUITY (DEFICIT)
 Common Stock  - $.01 Par value; 10 million shares
    issued and outstanding                                             100                 100                  --
 Additional paid-in-capital                                        149,900             149,900             335,138
 Restricted stock                                                   (7,083)             (7,500)                 --
 Accumulated deficit                                               (15,237)                  --            (646,309)
                                                               -----------         -----------         -----------
                                                                   127,680             142,500            (311,171)
                                                               -----------         -----------         -----------
                                                               $   880,355         $   878,769         $   959,116
                                                               ===========         ===========         ===========










    The accompanying notes are an integral part of the financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   REORGANIZED COMPANY    PREDECESSOR COMPANY    PREDECESSOR COMPANY
                                                     TWO MONTHS ENDED      SEVEN MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2003       JULY 31, 2003        SEPTEMBER 30, 2002
                                                   -------------------    -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(15,237)              $ 323,431               $(44,425)

Items not affecting cash from operating
activities:
    Depreciation                                            3,568                  39,889                 55,680
    Other post retirement benefits                         (3,056)                 (1,565)                (8,900)
    Deferred income taxes                                      --                      --                     --
    Equity income of affiliated companies                    (360)                 (2,544)                (2,269)
    Reorganization expense (income)                            --                    (160)                (1,296)
    Stock based compensation                                  417                      --                     --
Reorganization items
    Fair value adjustments                                     --                 152,708                     --
    Gain on discharge of debt                                  --                (557,541)                    --
    Other reorganization entries                               --                  (4,918)                    --
Decrease (increase) in working capital elements:
    Trade receivables                                        (264)                 17,944                (28,164)
    Inventories                                               346                  19,769                 (5,634)
    Trade payables                                        (13,062)                 10,227                 12,661
    Other current assets                                   (3,120)                    918                    272
    Other current liabilities                              (2,901)                   (306)                 9,199
    Other items - net                                      11,919                  (9,902)                (6,724)
                                                         --------               ---------               --------
Net cash (used in) operating activities                   (21,750)                 (2,214)               (19,600)
                                                         --------               ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Plant additions and improvements                      (12,044)                 (2,866)                (7,326)
    Payments from affiliates                                   --                     600                     --
    Proceeds from sale of assets due to
           Chapter 11 proceedings                              --                     201                  1,320
    Dividends from affiliated companies                        --                   2,728                  1,618
                                                         --------               ---------               --------
Net cash provided by (used in) investing
activities                                                (12,044)                    663                 (4,388)
                                                         --------               ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long term debt borrowings                                (666)                 (1,334)                17,013
    Short term debt (DIP facility) borrowings                  --                   1,724                  8,912
    Short term debt borrowings (payments)                  36,200                      --                     --
    Receivables from affiliates                                --                      --                     --
                                                         --------               ---------               --------
Net cash provided by financing activities                  35,534                     390                 25,925
                                                         --------               ---------               --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            1,740                  (1,161)                 1,937
Cash and cash equivalents at beginning of period            7,382                   8,543                  7,586
                                                         --------               ---------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,122               $   7,382               $  9,523
                                                         ========               =========               ========



    The accompanying notes are an integral part of the financial statements.

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    ADDITIONAL
                                             SHARES       COMMON     PAID-IN-      DEFERRED     RETAINED
                                           OUTSTANDING     STOCK     CAPITAL     COMPENSATION   EARNINGS     TOTAL
                                           -------------------------------------------------------------------------
Balance at July 31, 2003 (prior to
     restricted stock awards)               9,500,000      $ 95      $142,405       $     0     $     0     $142,500

Shares issued  on July 31, 2003 for
    restricted stock award plans              500,000         5         7,495        (7,500)         --           --

Compensation expense recognized                    --        --            --           417          --          417

Net loss                                           --        --            --            --      (15,237)    (15,237)
                                           -------------------------------------------------------------------------
Balance at September 30, 2003              10,000,000      $100      $149,900       $(7,083)    $(15,237)   $127,680
                                           =========================================================================

























    The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

         The consolidated balance sheet as of September 30, 2003, the consolidated statement of operations for the three and nine month periods ended September 30, 2003 and 2002, respectively, and the consolidated statement of cash flows for the three and nine month periods ended September 30, 2003 and 2002, respectively, have been prepared by Wheeling-Pittsburgh Corporation ("WPC" or "the Company") without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at September 30, 2003 and the results of operations and changes in cash flows for the periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

BUSINESS SEGMENT

         The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet and coated products such as galvanized, pre-painted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridgeform and other products used primarily by the construction, highway and agricultural markets.

NOTE 1 - BANKRUPTCY AND REORGANIZATION

         On November 16, 2000, WPC and eight of our then existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

         As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on December 20, 2002, our First Amended Joint Plan of Reorganization on January 9, 2003, our Second Amended Joint Plan of Reorganization on May 5, 2003 and our Third Amended Joint Plan of Reorganization on May 19, 2003, reflecting the final negotiations with pre-petition note holders, pre-petition trade creditors and unionized employees. Our plan of reorganization was confirmed on June 18, 2003 and became effective on August 1, 2003. We realized approximately $558 million in cancellation of debt income as a result of our reorganization.

         Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization:

    o WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

    o WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by WPSC, which are secured by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are secured by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

    o WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

    o WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

    o Wheeling Pittsburgh Steel Corporation ("WPSC") entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC's subsidiaries and is secured by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC's subsidiaries and is secured by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

    o All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

    o WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation's employee pension plan.

    o WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America, which modified our existing labor agreement to provide for, among other things, future pension arrangements with USWA and reductions in our employee-related costs.

    o WPC issued 4 million shares of its new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

    o WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

         There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. Certain of the stock issued pursuant to the Plan of Reorganization has been reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

NOTE 2 - FRESH-START REPORTING

         In accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of July 31, 2003. In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the enterprise value of the entity. This value was based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the Reorganized Company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

         The following reconciliation of the Predecessor Company's consolidated balance sheet as of July 31, 2003 to that of the Reorganized Company as of July 31, 2003 was prepared with the adjustments that give effect to the reorganization and fresh-start reporting. Since the September 30, 2003 financial statements have been prepared as if the Registrant is a new reporting entity, a black line has been shown on the financial statements to separate current results from prior-period information since they are not prepared on a comparable basis.

         The adjustments entitled "Reorganization" reflect the consummation of the Joint Plan of Reorganization, including the elimination of existing liabilities subject to compromise, and consolidated shareholders' deficit, and to reflect the aforementioned $150 million equity value.

         The adjustments entitled "Fair Value Adjustments" reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment at their fair value. Such adjustments reflect refinements to management's original pro forma allocations.

         A reconciliation of fresh-start accounting recorded as of July 31, 2003 follows:

                         WHEELING-PITTSBURGH CORPORATION
                            AND SUBSIDIARY COMPANIES
                     REORGANIZED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      PRE-                                                              POST-
                                                  REORGANIZATION  REORGANIZATION             FRESH START        REORGANIZATION
                                                    7/31/2003       ADJUSTMENTS              ADJUSTMENTS           7/31/2003
                                                    ----------       ---------               ----------            ---------
ASSETS
Current Assets:
    Cash and cash equivalents                       $    7,382              --                       --            $   7,382
    Trade receivables, less allowance for
        doubtful accounts of $1,916                    112,649            (233)                      --              112,416
    Inventories                                        164,322              --                   (9,658)[d]          154,664
    Prepaid expenses and deferred charges                6,559              12                       --                6,571
                                                    ----------       ---------               ----------            ---------
              Total current assets                     290,912            (221)                  (9,658)             281,033
Investment in associated company                        59,982              --                  (19,505)[d]           40,477
Property, plant and equipment, at cost less
     accumulated depreciation                          493,514              --                 (133,301)[d]          360,213
Deferred income tax benefits                            27,342          (3,860)[b][d]                --               23,482
Restricted cash  - long term                                --         112,000 [a]                   --              112,000
Deferred charges and other assets                        8,964          42,844 [g]                9,756               61,564
                                                    ----------        --------               ----------            ---------
                                                    $  880,714       $ 150,763               $ (152,708)           $ 878,769
                                                    ==========        ========               ==========            =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Trade payables                                  $   81,275       $ (1,334) [a]           $       --            $  79,941
    Short term debt                                    137,214        (100,299)[a]                   --               36,915
    Payroll and employee benefits payable               35,118          32,795 [c]                   --               67,913
    Accrued federal, state and local taxes              10,054           1,200 [a]                   --               11,254
    Deferred income tax liabilities                     27,342          (3,860)[a]                   --               23,482
    Accrued interest and other liabilities               8,026           2,647 [a]                   --               10,673
    Long term debt due in one year                      43,433         (39,678)[a],[c],[f]           --                3,755
                                                    ----------       ---------               ----------            ---------
             Total current liabilities                 342,462        (108,529)                      --              233,933
Long Term Debt                                          11,985         327,863 [a],[c]               --              339,848
Other employee benefit liabilities                      17,317         124,981 [c]                   --              142,298
Other liabilities                                       17,150           3,040 [a]                   --               20,190
Liabilities subject to compromise                      879,455        (879,455)[c]                   --                   --
                                                    ----------       ---------               ----------            ---------
             Total Liabilities                       1,268,369        (532,100)                      --              732,269

STOCKHOLDERS EQUITY (DEFICIT)
Common Stock - $.01 Par Value; 10 million
     shares issued and outstanding                          --             100 [c]                   --                  100
Additional paid-in capital                             335,138         149,900 [c][g]          (335,138)[d]          149,900
Restricted stock                                            --          (7,500)[e]                   --               (7,500)
Accumulated earnings (deficit)                        (722,793)        540,363 [b],[c],[f]      182,430 [d]               --
                                                    ----------       ---------               ----------            ---------
                                                      (387,655)        682,863                 (152,708)             142,500
                                                    ----------       ---------               ----------            ---------
                                                    $  880,714       $ 150,763               $ (152,708)           $ 878,769
                                                    ==========       =========               ==========            =========


Footnotes:

[a]      Reflects the borrowing of the $250 million term loan proceeds and amounts under the post-petition revolver and the payments necessary to effect the Plan of Reorganization, such as the repayment of DIP facilities, cash distributions to creditors and the payment of fees and expenses associated with the exit financing.

[b]      Reflects the impact on retained earnings of reorganization expenses net of tax benefit.

[c]      Reflects the settlement of liabilities subject to compromise, including the distribution of cash, notes and equity to the pre-petition creditors, the assumption of OPEB and other pre-petition liabilities (capital leases, employee benefits, taxes). Also, reflects the cancellation of debt income.

[d]      Reflects the adjustments to reflect "Fresh Start" Accounting in accordance with FASB 141. These entries include the write-down of property, plant and equipment and joint venture interests to their appraised values, and the recognition of deferred tax assets and elimination of retained earnings and additional paid-in capital. We periodically reevaluate the treatment of these assets from time to time in light of actual operating results and our ongoing reconsideration of the judgments, estimates and assumptions underlying our financial statements.

[e]      Reflects restricted stock awards for the distribution of employee equity into trust.

[f]      Reflects the cancellation of debt income as a result of WHX Corporation forgiving its portion of the DIP term loan.

[g]      Reflects the pre-funding of VEBA obligations with 40% of the Company's common stock.

NOTE 3 - INVENTORIES

         Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 90% of inventories are valued using the LIFO method.


                                        SEPTEMBER 30, 2003     JULY 31, 2003    DECEMBER 31, 2002
                                        -------------------    -------------    -----------------
         Finished Products                          $35,828          $39,464             $ 31,705
         In-Process                                  98,123           96,072              112,319
         Raw Materials                               20,340           19,027               22,544
         Other Materials and Supplies                    27              101               17,054
                                        -------------------    -------------    -----------------
                                                    154,318          154,664              183,622
                                        -------------------    -------------    -----------------
         LIFO Reserve                                    --               --                  469
                                        -------------------    -------------    -----------------
                                                   $154,318         $154,664             $184,091
                                        ===================    =============    =================

NOTE 4 - LOSS PER SHARE

         Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding adjusted for potentially dilutive securities.

         Pursuant to the plan of reorganization, WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation. WPC issued ten million shares of its new common stock in satisfaction of certain claims, pursuant to the Plan of Reorganization ("POR"), effective August 1, 2003.

                                                       TWO MONTHS ENDED SEPTEMBER 30, 2003
                                                     LOSS              SHARES          PER SHARE
                                                  (NUMERATOR)      (DENOMINATORS)       AMOUNT
                                                  -----------------------------------------------
                                                                 ($ IN THOUSANDS)
BASIC EPS AND DILUTED EPS LOSS
     AVAILABLE TO COMMON SHAREHOLDERS              $(15,237)          9,500,000        $ (1.61)


                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     LOSS              SHARES          PER SHARE
                                                  (NUMERATOR)      (DENOMINATORS)       AMOUNT
                                                  -----------------------------------------------
BASIC EPS AND DILUTED EPS LOSS
     AVAILABLE TO COMMON SHAREHOLDERS             $(15,237)          9,500,000         $ (1.61)


NOTE 5 - CONTINGENCIES

ENVIRONMENTAL MATTERS

         The Company negotiated settlements on several environmental liabilities upon emergence from Chapter 11 bankruptcy on August 1, 2003. Among these are settlements on all Superfund sites in which the Company had been designated by USEPA as a Potentially Responsible Party. The Company now has no environmental liability for any Superfund sites. The Company also settled with USEPA on pre-petition environmental stipulated penalties and other non-compliance issues. The Company's post-petition liabilities related to USEPA non-compliance issues total $8.7 million at September 30, 2003, and include approximately $1.7 million for Multi-Media Inspection issues, approximately $1.8 million for stipulated penalties, and about $5.2 million for RCRA corrective action at the Company's Coke Plant. Other liabilities related to state environmental regulatory agency issues amount to approximately $2.6 million.

         The Company is subject to increasingly stringent new environmental compliance standards and to obligations to ameliorate past non-compliance issues. The Company has incurred capital expenditures for environmental control projects aggregating $0.8 million in the first nine months of 2003 and $1.7 million for the year ended December 31, 2002. The company anticipates spending approximately $13.9 million in the aggregate on major environmental compliance projects through the year 2005. This amount is estimated to be expended in the following schedule: $1.3 million in 2003, $8.9 million in 2004, $3.7 million in 2005.

         The Company reviews available information regarding environmental liabilities on a quarterly basis and modifies its estimate accordingly as issues are resolved and new issues are identified. Company management believes, based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with federal and state agencies and information available to the Company on pending judicial and administrative hearings, it has adequately provided for its present environmental obligations.

NOTE 6 - COMMON STOCK COMPENSATION

         In accordance with our Plan of Reorganization, we established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock, as of the effective date of our plan of reorganization. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years. Restricted stock expense related to the restricted stock awards totaled $0.4 million for the two month period ended September 30, 2003. No stock options have been granted.

NOTE 7 - SUMMARIZED UNAUDITED COMBINED FINANCIAL
         INFORMATION OF GUARANTORS.

         Effective August 1, 2003 WPSC entered into a new $250 million Senior Secured Term Loan Facility and a new $225 million Senior Secured Revolving Credit Facility. Both credit facilities are fully and unconditionally guaranteed by WPC and WPSC's subsidiaries. Condensed consolidating financial information for WPC and the subsidiary guarantors are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            SEPTEMBER 30, 2003
                                                                          (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)
                                                         ------------------------------------------------------------
                                                                                    CONSOLIDATING AND
                                                                       SUBSIDIARY       ELIMINATING         WPC
                                                              WPC      GUARANTORS         ENTRIES       CONSOLIDATED
                                                         ---------     ----------   -----------------   -------------
ASSETS
   Cash and cash equivalents                             $      44     $  9,078         $       --         $  9,122
   Trade accounts receivable                                    --      112,680                 --          112,680
   Inventories                                                  --      154,318                 --          154,318
   Other current assets                                         12        8,769                 --            8,781
          Total current assets                                  56      284,845                 --          284,901
   Intercompany receivables                                   (654)         654                 --               --
   Property, plant and equipment - net                           -      368,725                 --          368,725
   Investments and advances in affiliates                  127,798       40,838           (127,798)          40,838
   Other non-current assets                                    896      184,995                 --          185,891
                                                         ----------------------------------------------------------
Total Assets                                             $ 128,096     $880,057          $(127,798)        $880,355
                                                         ==========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                     $      --      $66,879          $      --         $ 66,879
    Other current liabilities                                   22      186,724                 --          186,746
          Total current liabilities                             22      253,603                 --          253,625
    Long term debt                                              --      339,727                 --          339,727
    Other non-current liabilities                              394      158,929                 --          158,323
    Stockholders' equity                                   127,680      127,798           (127,798)         127,680
                                                         ----------------------------------------------------------
Total Liabilities and Stockholders' Equity               $ 128,096     $880,057          $(127,798)        $880,355
                                                         ==========================================================

                                                                               JULY 31, 2003
                                                                          (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)
                                                         ------------------------------------------------------------
                                                                                    CONSOLIDATING AND
                                                                       SUBSIDIARY       ELIMINATING         WPC
                                                             WPC       GUARANTORS         ENTRIES       CONSOLIDATED
                                                         ---------     ----------   -----------------   -------------
ASSETS
   Cash and cash equivalents                             $      52     $  7,330         $      --          $  7,382
   Trade accounts receivable                                    --      112,416                --           112,416
   Inventories                                                  --      154,664                --           154,664
   Other current assets                                         12        6,559                --             6,571
          Total current assets                                  64      280,969                --           281,033
   Intercompany receivables                                   (539)         539                --                --
   Property, plant and equipment - net                          --      360,213                --           360,213
   Investments and advances in affiliates                  142,501       40,476          (142,500)           40,477
   Other non-current assets                                    896      196,150               --            197,046
                                                         ----------------------------------------------------------
Total Assets                                             $ 142,922     $878,347         $(142,500)         $878,769
                                                         ==========================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                     $      --      $79,941         $     --           $ 79,941
    Other current liabilities                                   28      153,964               --            153,992
          Total current liabilities                             28      233,905               --            233,933
    Long term debt                                              --      339,848               --            339,848
    Other non-current liabilities                              394      162,094               --            162,488
    Stockholder's equity                                   142,500      142,500          (142,500)          142,500
                                                         ----------------------------------------------------------
Total Liabilities and Stockholders' Equity               $ 142,922     $878,347         $(142,500)         $878,769
                                                         ==========================================================

                                                                              DECEMBER 31, 2002
                                                                          (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)
                                                         ------------------------------------------------------------
                                                                                    CONSOLIDATING AND
                                                                       SUBSIDIARY       ELIMINATING         WPC
                                                             WPC       GUARANTORS         ENTRIES       CONSOLIDATED
                                                         ---------     ----------   -----------------   -------------
ASSETS
   Cash and cash equivalents                             $      37     $  8,506         $      --          $  8,543
   Trade accounts receivable                                    --      130,593                --           130,593
   Inventories                                                  --      184,091                --           184,091
   Other current assets                                        225        7,252                --             7,477
          Total current assets                                 262      330,442                --           330,704
   Intercompany receivables                                189,984      235,161          (425,145)               --
   Property, plant and equipment - net                      11,842      518,726                --           530,568
   Investments and advances in affiliates                  (50,602)         664           110,705            60,767
   Other non-current assets                                251,224     (214,147)               --            37,077
                                                          ----------------------------------------------------------
Total Assets                                             $ 407,710     $870,846         $(314,440)         $959,116
                                                         ==========================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                     $             $ 71,048         $     --           $ 71,048
    Other current liabilities                                   30      259,881               --            259,911
          Total current liabilities                             30      330,929               --            330,959
    Liabilities subject to compromise                      376,077      514,224               --            890,301
    Intercompany notes payables                            102,485      322,660          (425,145)               --
    Long term debt                                              --       13,177               --             13,177
    Other non-current liabilities                               --       35,850               --             35,850
    Stockholders' equity                                   (75,882)    (345,994)          110,705          (311,171)
                                                         ----------------------------------------------------------
Total Liabilities and Stockholders' Equity               $ 402,710     $870,846         $(314,440)         $959,116
                                                         ==========================================================

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                 FOR TWO MONTHS ENDED SEPTEMBER 30, 2003
                                                                       (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)

                                                                                   CONSOLIDATING
                                                                    SUBSIDIARY    AND ELIMINATING      WPC
INCOME DATA                                                WPC      GUARANTORS        ENTRIES      CONSOLIDATED
                                                         -------    ----------    ---------------  ------------
   Net sales                                            $     --     $159,789          $   --        $159,789
   Cost of products sold, excluding depreciation              --      159,314              --         159,314
   Depreciation                                               --        3,568              --           3,568
   Selling, general and administrative expenses               88        8,916              --           9,004
                                                        -------------------------------------------------------
   Operating income (Loss)                                   (88)     (12,009)             --         (12,097)
   Interest expense                                           --       (3,891)             --          (3,891)
   Other income including equity earnings (losses)
     of affiliates                                       (15,149)         787          15,119             757
                                                        -------------------------------------------------------

   Income (loss) before tax                              (15,237)     (15,113)         15,119         (15,231)
   Tax provision (benefit)                                    --            6              --               6
                                                        -------------------------------------------------------
   Net Income (Loss)                                    $(15,237)    $(15,119)        $15,119        $(15,237)
                                                        =======================================================


                                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                       (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)

                                                                                   CONSOLIDATING
                                                                    SUBSIDIARY    AND ELIMINATING      WPC
INCOME DATA                                                WPC      GUARANTORS        ENTRIES      CONSOLIDATED
                                                         -------    ----------    ---------------  ------------
   Net sales                                            $     --     $979,993          $   --        $979,993
   Cost of products sold, excluding depreciation             620      893,829              --         894,449
   Depreciation                                               --       74,194              --          74,194
   Selling, General and Administrative Expenses              157       46,836              --          46,993
   Reorganization Expense                                     --       11,755              --          11,755
                                                        -------------------------------------------------------
   Operating Income (Loss)                                  (777)     (46,621)             --         (47,398)
   Reorganization Expense                                   (845)        (417)             --          (1,262)
   Interest Expense                                           --       11,011           4,976          15,987)
   Other Income including equity earnings (losses)
     of affiliates                                       (54,716)      (8,681)         67,964           4,567
                                                        -------------------------------------------------------

   Income (Loss) before tax and extraordinary items      (54,648)     (65,896)         62,988         (57,556)
   Tax Provision (Benefit)                                 2,919       (2,908)             --              11
                                                        -------------------------------------------------------
   Income (Loss) before extraordinary items              (57,567)     (62,988)         62,988         (57,567)

   Extraordinary charge (net of tax)                          --           --              --              --
                                                        -------------------------------------------------------
   Net Income (Loss)                                    $(57,567)    $(62,988)        $62,988        $(57,567)
                                                        =======================================================




                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW


                                                                 FOR TWO MONTHS ENDED SEPTEMBER 30, 2003
                                                                       (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)
                                                      ---------------------------------------------------------
                                                                                   CONSOLIDATING
                                                                    SUBSIDIARY    AND ELIMINATING      WPC
INCOME DATA                                               WPC       GUARANTORS        ENTRIES      CONSOLIDATED
                                                        -------     ----------    ---------------  ------------

   Net cash provided (used) by operating activities      $ (8)       $(21,742)          $ --         $(21,750)
   Investing activities:
      Capital expenditures                                 --         (12,044)            --          (12,044)
      Acquisitions                                         --              --             --               --
      Other                                                --              --             --               --
                                                      ---------------------------------------------------------
      Net cash used in investing activities                --         (12,044)            --          (12,044)
   Financing activities:
      Net borrowings (repayments):                         --          35,534             --           35,534
      Equity transactions                                  --              --             --               --
      Receivables from affiliates                          --              --             --               --
      Other                                                --              --             --               --
                                                      ---------------------------------------------------------
      Net cash (used in) provided by
        financing activities                               --          35,534             --           35,534
   Net change in cash and cash equivalents                 (8)          1,748             --            1,740
   Cash and cash equivalents at beginning of year          52           7,330             --            7,382
                                                      ---------------------------------------------------------
   Cash and cash equivalents at end of period            $ 44        $  9,078           $ --         $  9,122
                                                      =========================================================



                                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                       (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)
                                                      ---------------------------------------------------------
                                                                                   CONSOLIDATING
                                                                    SUBSIDIARY    AND ELIMINATING      WPC
INCOME DATA                                               WPC       GUARANTORS        ENTRIES      CONSOLIDATED
                                                        -------     ----------    ---------------  ------------

   Net cash provided (used) by operating activities      $ (4)       $(15,847)          $ --         $(15,851)
   Investing activities:
      Capital expenditures                                 --         (10,971)            --          (10,971)
      Other                                                --           3,085             --            3,085
                                                      ---------------------------------------------------------
      Net cash used in investing activities                --          (7,886)            --           (7,886)
   Financing activities:
      Net borrowings (repayments):                         --          24,694             --           24,694
      Equity transactions                                  --              --             --               --
      Receivables from affiliates                          --              --             --               --
      Other                                                --              --             --               --
                                                      ---------------------------------------------------------
      Net cash (used in) provided by financing
        activities                                         --          24,694             --           24,694
   Net change in cash and cash equivalents                 (4)            961             --              957
   Cash and cash equivalents at beginning of year          41           7,545             --            7,586
                                                      ---------------------------------------------------------
   Cash and cash equivalents at end of period            $ 37        $  8,506           $ --         $  8,543
                                                      =========================================================

NOTE 8 - NEW ACCOUNTING STANDARDS

      As part of the provisions of SOP 90-7, we were required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period.

      In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No.45, or FIN 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective as of December 31, 2002. The provisions of FIN 45 are not expected to have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No.46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity, or VIE. The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the third quarter of 2003 for all other variable interest entities. The provisions of FIN 46 are not expected to have a material impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No.150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that an issuer classify financial instruments that are within the scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it is effective on July 1, 2003. The provisions of SFAS 150 are not expected to have a material impact on the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the statements contained in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain projections or other forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Readers are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "project", "target", "can", "could", "may", "should", "will", "would", or similar expressions. Readers are referred to the "Financial Information - Risk Factors" section of the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission, which identifies important risk factors that could cause actual results to differ from those contained in any such forward-looking statements. These risk factors include, among others, the Company's potential inability to generate sufficient operating cash flow to service or refinance its indebtedness, concerns relating to financial covenants and other restrictions contained in its credit agreements, intense competition, dependence on suppliers of raw materials, the difficulties involved in constructing an electric arc furnace, and cyclical demand for steel products. In addition, any forward-looking statements represent the Company's views only as of the date of this filing and should not be relied upon as representing its views as of any subsequent date. While the Company may elect to update these forward-looking statements from time to time, it specifically disclaims any obligation to do so.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

      We believe that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Going Concern Assumption

      The financial statements have been prepared assuming our company will continue as a going concern. This contemplates the continuity of operations, the realization of assets and the payment of liabilities in the ordinary course of business, as determined in our opening balance sheet.

Other Postretirement Benefits (OPEBS)

      The traditional medical and life insurance benefits that we provide to past retirees will terminate effective October 1, 2003. Pursuant to the new labor agreement, which we entered into in connection with our plan of reorganization, past retirees will receive medical and life insurance benefits under the VEBA trust described above. Future retirees under the new labor agreement will be covered by a medical and life insurance program identical to that of active employees. Eligible pensioners and surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage. Because these benefits provided by us will be paid in the future over what could be many years, we use an independent actuary to help us estimate the accrued liability at each year-end balance sheet date. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

      We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 9% in 2003. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2008 and remain at that level for all future years.

      The discount rate applied to our OPEB obligations is based on an estimate of the current interest rate at which our OPEB obligations could be settled at the balance sheet date. In estimating this rate, we consider high quality bond rates and the expected payout period of our OPEB obligations. Based on this evaluation, we lowered the discount rate used to measure our OPEB obligation at December 31, 2002 from 7.25% to 6.5%.

Asset Impairments

      Our company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Asset impairments are recognized when the carrying value of productive assets exceeds the net projected undiscounted cash flows from those assets. Given our integrated operations, asset impairment evaluations are generally done on a group basis. Undiscounted cash flows are based on longer-term projections that consider projected market conditions and the performance and ultimate use of the assets. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, asset impairments may be required.

Deferred Taxes

      Realization of net deferred tax assets is dependent on the ability of our company to generate future taxable income. Our company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.

Environmental and Legal Contingencies

      Our company provides for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. Our company regularly monitors the progress of environmental remediation and legal contingencies, and revises the amounts recorded in the period in which changes in estimate occur. Conclusions regarding exposure are developed in consultation with legal and environmental counsel.

New Accounting Standards

      As part of the provisions of SOP 90-7, we were required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period.

      In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No.45, or FIN 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective as of December 31, 2002. The provisions of FIN 45 are not expected to have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No.46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity, or VIE. The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first quarter of 2004 for all other variable interest entities. The provisions of FIN 46 are not expected to have a material impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No.150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that an issuer classify financial instruments that are within the scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it is effective on July 1, 2003. The provisions of SFAS 150 are not expected to have a material impact on the Company.


GENERAL


      Beginning in 1998 and continuing through 2001, record high levels of foreign steel imports as well as a general overcapacity in worldwide steel production caused a marked deterioration of steel prices, resulting in huge losses and substantial harm to the domestic steel industry. This record high level of foreign steel imports over a four year period, coupled with the indebtedness our company incurred as a result of a ten-month work stoppage which ended in August 1997, and approximately $200 million of capital expenditures used to modernize our facilities to increase quality, efficiency, safety and environmental conditions, resulted in substantial losses and the severe erosion of our financial position and liquidity. These losses and erosion of liquidity continued to occur notwithstanding increases in operating efficiencies resulting from the modernization of facilities, various cost saving measures and the elimination of 20% of the hourly workforce negotiated in 1997.

      On November 16, 2000, WPC and eight of our then existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on December 20, 2002, our First Amended Joint Plan of Reorganization on January 9, 2003, our Second Amended Joint Plan of Reorganization on May 5, 2003 and our Third Amended Joint Plan of Reorganization on May 19, 2003, reflecting the final negotiations with pre-petition note holders, pre-petition trade creditors and unionized employees. Our Third Amended Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court on June 18, 2003, and became effective on August 1, 2003. We realized approximately $558 million in cancellation of debt income as a result of our reorganization.

      Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization.

o WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

o WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by WPSC, which are secured by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are secured by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

o WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

o WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

o WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC's subsidiaries and is secured by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC's subsidiaries and is secured by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

o All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

o WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation's employee pension plan.

o WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America, which modified our existing labor agreement to provide for, among other things, future pension arrangements with USWA and reductions in our employee-related costs.

o WPC issued 4 million shares of its new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

o WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

   The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.

   In accordance with SOP 90-7, we adopted "Fresh Start Reporting" for our reorganized company and recorded assets and liabilities at their fair values. Equity value was determined with the assistance of independent advisors. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.

RESULTS OF OPERATIONS

      The unaudited consolidated financial statements after the Effective Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company"). However, for purposes of this discussion, the Reorganized Company's results for the two months ended September 30, 2003 have been combined with the Predecessor Company's month ended July 31, 2003 (as summarized in the following table) and are compared to the Predecessor Company's results for the three months ended September 30, 2002. In addition, the Reorganized Company's results for the two months ended September 30, 2003 have been combined with the Predecessor Company's results for the seven months ended July 31, 2003 (as summarized in the following table) and are compared to the Predecessor Company's results for the nine months ended September 30, 2002. Differences between periods due to fresh start accounting are explained when necessary.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

                                                       2003        2002
                                                    (Dollars in Thousands)
                                                          (Unaudited)
                                                    ---------    ---------
      Net sales                                     $ 241,087    $ 277,868
      Cost of goods sold excluding depreciation       236,191      235,691
      Depreciation                                      9,663       18,427
      Selling, general and administrative expense      13,652       10,529
      Reorganization and professional fee expense       1,995        3,155
                                                    ---------    ---------
      Operating income (loss)                         (20,414)      10,066
      Fair value adjustment                          (152,708)          --
      Gain on discharge of debt                       557,541           --
      Other reorganization entries                     (4,918)          --
      Interest expense on debt                         (5,353)      (4,307)
      Other income                                      1,139        1,333
                                                    ---------    ---------
      Income before taxes                             375,287        7,092
      Tax provision (benefit)                              (6)           5
                                                    ---------    ---------
      Net Income                                    $ 375,293    $   7,087
                                                    =========    =========

      Net sales for the third quarter of 2003 totaled $241.1 million on shipments of steel products totaling 559,272 tons. Net sales for the third quarter of 2002 totaled $277.9 million on shipments of 571,465 tons. The decrease in net sales is due to a decrease of 2% in the volume of tons of steel products shipped and a decrease of 11% in average steel prices from $486 per ton to $431 per ton.

      Third quarter 2003 cost of goods sold increased to $236.2 million from $235.7 million in the 2002 third quarter. Cost of goods sold per ton increased to $424 per ton in the 2003 third quarter from $412 per ton in the 2002 third quarter. The increase in operating costs per ton is primarily due to a $21 per ton increase in raw material costs offset by a $12 per ton decrease in labor cost.

      Operating rates for the third quarter of 2003 and 2002 were 99.4% and 95.7% respectively.

      Depreciation expense decreased $8.7 million to $9.7 million in the third quarter of 2003 from $18.4 million in the comparable period in 2002 due to the revaluation of fixed assets as a result of our emergence from bankruptcy.

      Selling, administrative and general expense for the third quarter of 2003 increased $3.2 million to $13.7 million from $10.5 million in the comparable period in 2002 due to an increase in property taxes of $1.9 million, an increase in insurance of $0.6 million, an increase in bad debt expense of $0.8 million and a decrease in other expenses of $0.1 million.

      Reorganization and professional fee expense decreased to $2.0 million in the third quarter of 2003 from $3.2 million in the third quarter of 2002 due to the Company's emergence from bankruptcy. Non-recurring items totaled $399.9 million for the third quarter of 2003 as a result of the Company's emergence from bankruptcy. The $557.5 million gain on discharge of debt reflects pre-petition liabilities in excess of distributions made pursuant to our POR. The $152.7 million fair value adjustment primarily reflects the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.9 million.

      Interest expense for the third quarter of 2003 increased $1.1 million to $5.4 million from the comparable period in 2002 due to increased borrowings.

      Net income for the 2003 third quarter totaled $375.3 million compared to 2002 third quarter net income that totaled $7.1 million.

YEAR TO DATE 2003 COMPARED TO YEAR TO DATE 2002

                                                       2003        2002
                                                    (Dollars in Thousands)
                                                         (Unaudited)
                                                    ----------------------
      Net sales                                     $ 730,228    $ 725,591
      Cost of goods sold excluding depreciation       723,146      663,806
      Depreciation                                     43,457       55,680
      Selling, general and administrative               3,983
      expense                                          38,910            3
      Reorganization and professional fee expense       8,140        8,455
                                                    ---------    ---------
      Operating loss                                  (83,425)     (36,333)
      Fair value adjustments                         (152,708)          --
      Gain on discharge of debt                       557,541           --
      Other reorganization entries                     (4,758)       1,295
      Interest expense on debt                        (13,076)     (12,168)
      Other income                                      3,985        2,797
                                                    ---------    ---------
      Income (loss) before taxes                      307,559      (44,409)
      Tax provision (benefit)                            (635)          16
                                                    ---------    ---------
      Net Income (loss)                             $ 308,194    ($ 44,425)
                                                    =========    =========

      Net sales for nine months 2003 totaled $730.2 million on shipments of steel products totaling 1,675,772 tons. Net sales for the nine months 2002 totaled $725.6 million on shipments of 1,684,860 tons. The increase in net sales is primarily due to a 1% increase in average steel prices from $431 per ton to $436 per ton.

      Nine months 2003 cost of goods sold increased to $723.1 million from $663.8 million in the 2002 nine month period. Cost of goods sold per ton increased to $432 per ton for nine months 2003 from $394 per ton for nine months 2002. The increase in operating costs per ton is primarily due to a $17 per ton increase in raw material costs and a $16 per ton increase in fuel costs.

      Operating rates for the nine months ended September 30, 2003 and 2002 were 94.9% and 97.4% respectively.

      Depreciation expense decreased $12.2 million to $43.5 million for nine months 2003 from $55.7 million in the comparable period in 2002 due to the fair value adjustments of fixed assets as a result of the Company's emergence from bankruptcy.

      Selling, administrative and general expense for nine months 2003 increased $4.9 million to $38.9 million from $34.0 million in the comparable period in 2002 due to an increase in property taxes of $2.2 million, an increase in insurance of $1.4 million, an increase in bad debt expense of $1.0 million and an increase in other expenses of $0.3 million.

      Reorganization and professional fee expense decreased to $8.1 million for nine months 2003 from $8.4 million for nine months 2002 due to the Company's emergence from bankruptcy. Non-recurring gains totaled $399.9 million for nine months 2003 as a result of the Company's emergence from bankruptcy. The $557.5 million gain on discharge of debt reflects pre-petition liabilities in excess of distributions made pursuant to our POR. The $152.7 million fair value adjustment primarily reflects the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.8 million.

      Interest expense for nine months 2003 increased $0.9 million to $13.1 million from the comparable period in 2002 due to increased borrowings.

      Net income for nine months 2003 totaled $308.2 million compared to nine months 2002 net loss of $44.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      Since our emergence from Chapter 11 bankruptcy proceedings, our primary sources of financing have been cash flows from operations, term loans under our $250 million senior secured term loan facility, revolving credit loans under our $225 million senior secured revolving credit facility, and a $10 million unsecured loan from WHX Corporation. We have used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. We expect to use the remainder of the proceeds to fund our ongoing operations, to service debt, to fund working capital, to make capital expenditures on our existing facilities and our planned construction of an electric arc furnace, and for general corporate purposes.

      As of September 30, 2003, we had the following amounts available for our working capital expenses and our planned capital expenditures: cash and cash equivalents of approximately $9.1 million; $102 million of restricted cash from borrowings under our new term loan facility for construction of the electric arc furnace; and approximately $75.0 million from borrowings under our new revolving credit facility. We expect that the effects of a new labor agreement, cancellation of indebtedness pursuant to our plan of reorganization and improved business conditions will produce positive operating cash flows through 2004. Therefore, we currently anticipate that we should be able to fund our debt service obligations and satisfy our long-term cash requirements without the need for additional funding.

      As discussed below, our credit agreements require us to maintain borrowing availability of at least $50 million under our revolving credit facility or any replacement facility through at least March 31, 2005. We currently expect that we should be able to maintain this level of borrowing availability through the end of the current fiscal year and beyond. This expectation is based on our present belief that, among other things, raw material costs will not rise significantly and that the demand for and market price of steel products will increase in the near future. However, if costs of raw materials increase materially or if market prices for steel products or customer demand do not rise as anticipated, it is possible that our borrowing availability could fall below $50 million.

The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date.

                                                                        COLLATERAL TYPE
                                           -------------------------------------------------------------------------------
                                           TANGIBLE AND INTANGIBLE ASSETS AND
                                             JOINT VENTURE EQUITY INTEREST          ACCOUNTS RECEIVABLE AND INVENTORY
                                           -------------------------------------------------------------------------------
DEBT OBLIGATION SECURED BY FIRST
   SECURITY INTEREST                       $250 Million Term Loan                   $225 Million Revolving Credit Facility

DEBT OBLIGATION SECURED BY SECOND
   SECURITY INTEREST                       $40 Million Series A Notes               $250 Million Term Loan

DEBT OBLIGATION SECURED BY THIRD
   SECURITY INTEREST                       $225 Million Revolving Credit            $40 million Series A Notes Facility

DEBT OBLIGATION SECURED BY FOURTH
   SECURITY INTEREST                       Deferred payment obligations             Deferred payment obligations in
                                           in respect of iron ore sales             respect of iron ore sales agreement
                                           agreement with Itabira Rio Doce          with Itabira Rio Doce

DEBT OBLIGATION SECURED BY FIFTH
   SECURITY INTEREST                       $20 Million Series B Notes               $20 Million Series B Notes

      In the event that we are unable to satisfy our payment and other obligations under our secured debt, the lenders of our secured debt have various rights and remedies, including the right to force the sale of our assets and to apply the proceeds thereof to repay amounts owed by us. If such a foreclosure were to occur, then we may be unable to maintain our operations, our business, financial condition and results of operations could materially suffer and our shareholders may lose all or part of their investment.

$250 Million Term Loan

      In connection with our plan of reorganization, WPSC entered into a five-year $250 million senior secured term loan facility with a bank group led by Royal Bank of Canada, as administrative agent. The term loan is arranged in three tranches with varying degrees of risk and interest rates. Term loan interest rates range from Libor plus 2.5% to Libor plus 8.0% and prime plus 1.50% to prime plus 7.0%. The blended rate of interest is approximately 4% at current Libor rates. The term loan is to be repaid beginning in the third quarter of 2004 through the first quarter of 2008 in quarterly installments of $6.25 million with a final payment of $156.25 million due at maturity.

      A federal government guarantee from the Emergency Steel Loan Guarantee Board, also referred to as the Steel Board, covers 85% or $21.25 million of the $25 million first tranche of the term loan held by Royal Bank of Canada, and 95% or approximately $198.75 million of the approximately $209 million second tranche of the term loan held by various lenders. The Steel Board guarantee is a guarantee of principal only. The Steel Board guarantee terminates only if the administrative agent fails to make a payment demand within thirty days from the date of any payment default or if any lender transfers its interest in the term loan facility contrary to provisions of the appropriate sections of the guarantee. The Steel Board guarantee expires thirteen years after the closing of the term loan facility, or eight years after scheduled maturity. The remaining 5% of the second tranche of the term loan is backed by an unconditional guarantee from the State of West Virginia. Additionally, the term loan is guaranteed by WPC and WPSC's subsidiaries. Of the approximately $15.8 million third tranche of the term loan, approximately $3.8 million is held by Danieli Corporation as a vendor/supplier to WPSC and approximately $12 million is held by the State of Ohio through the Ohio Department of Development. The term loan is secured by a first lien on all of our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures, and a second lien on our accounts receivable and inventory.

      A portion of the term loan was used to finance our plan of reorganization by paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. In addition, $112 million of the term loan has been placed in a restricted cash account for capital expenditures, including expenses relating to the construction of an electric arc furnace.

      Pursuant to the provisions of the term loan credit agreement, we are subject to, and are currently in compliance with, various affirmative covenants customary for a debt financing of this type, including provision of financial reports, compliance with payment and contractual obligations and requirements of law, maintenance of existence and property, maintenance of insurance, and compliance with the terms and conditions of the Steel Board guarantee and the State of West Virginia guarantee. In addition, we are subject to, and are currently in compliance with, various negative covenants, including the following:

   o  financial condition covenants (as described below);
   o limitations on the incurrence of additional indebtedness or guaranty obligations;
   o  limitations on creating additional liens;
   o limitations on the merger, consolidation, liquidation or disposition of all or substantially all of our property or business;
   o limitations on the disposition of property, other than obsolete or worn out property or inventory in the ordinary course of business and other property having a fair market value not to exceed $15 million in the aggregate;
   o  limitations on the sale of a subsidiary's capital stock;
   o  limitations on paying dividends or making distributions;
   o  limitations on making capital expenditures and investments;
   o limitations on incurring additional debt in excess of $10 million, except in limited circumstances;
   o limitations on prepaying principal, interest or other amounts payable in respect of our debt obligations during any default or event of default;
   o limitations on amendment or modification of the terms of our debt and other obligations contemplated by our plan of reorganization and the terms of the principal electric arc furnace construction contracts and the roll-changing project construction contract with Danieli Corporation;

   o limitations on entering into any contract relating to the electric arc furnace likely to result in aggregate payments under such contract by our company in excess of $5 million during its term or which is identified by the independent technical consultant as technically significant to completion of the electric arc furnace; and
   o limitations on entering into transactions with affiliates, unless such transaction is in the ordinary course of business and upon fair and reasonable terms comparable to an arm's length transaction.

      Following is a summary of the financial condition covenants to which we are subject under the provisions of the term loan credit agreement:

   o The consolidated leverage ratio (as defined below) as at the last day of any period for four consecutive fiscal quarters shall not exceed the ratio of 4.0 to 1.0 for the periods ending on March 31, 2005 and June 30, 2005 and shall not exceed the ratio of 3.5 to 1.0 for the periods ending on September 30, 2005 and thereafter. "Consolidated leverage ratio" means the ratio of (a) our consolidated debt as of such day minus indebtedness attributable to letters of credit which support trade obligations and proceeds of the term loan on deposit in the restricted cash account, to
      (b) our consolidated EBITDA for such period.

   o The consolidated interest coverage ratio (as defined below) for any period of four consecutive fiscal quarters ending on or after March 31, 2005 shall not be less than 3.0 to 1.0. "Consolidated interest coverage ratio" means the ratio of (a) our consolidated EBITDA for such period to (b) our total consolidated cash interest expense for such period with respect to all outstanding indebtedness of our company.

   o The consolidated fixed charge coverage ratio (as defined below) for any period of four consecutive fiscal quarters shall not be less than 1.2 to
      1.0 for the periods ending on March 31, 2005 through December 31, 2005 and shall be less than 1.3 to 1.0 for the periods ending on March 31, 2006 and thereafter.

   o "Consolidated fixed charge coverage ratio" means the ratio of (a) the difference of (i) our consolidated EBITDA for such period and our consolidated lease expenses for such period minus (ii) the aggregate amount actually paid by our company during such period on account of capital expenditures, excluding the principal amount of indebtedness incurred in connection with such capital expenditures, to (b) the sum of
      (i) our total consolidated cash interest expense for such period with respect to all outstanding indebtedness of our company plus (ii) our consolidated leases expenses for such period plus (iii) scheduled principal payments made during such period in respect of our company's indebtedness.

   o We are required to maintain borrowing availability under our revolving credit facility or any replacement facility of at least $50 million until we can evidence compliance with the negative covenants described above for a fiscal quarter ending on or after March 31, 2005, unless, as of such date, the consolidated fixed charge coverage ratio for the most recently ended period of four consecutive fiscal quarters is greater than 1.0 to 1.0, in which case, and after such date, we will be required to maintain borrowing availability of $25 million.

      The preceding summaries of certain terms, conditions and covenants contained in the term loan credit agreement do not purport to be complete and are qualified in their entirety by reference to such agreement. The term loan credit agreement and the revolving loan agreement, which contain substantially similar covenants, are filed as exhibits to the Company's registration statement on Form 10.

$225 Million Revolving Credit Facility

      In connection with our plan of reorganization, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and GECC Capital Markets Group. The revolving credit facility is guaranteed by WPC and WPSC's subsidiaries. The revolving credit facility is secured by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interest in our joint ventures. The revolving credit facility is to be available at agreed advance rates, subject to our audited borrowing base. Interest rates on borrowings under the revolving credit facility are initially at prime plus 2.5% and Libor plus 3.5%, and thereafter range from prime plus 2.25% to prime plus 3.0% and Libor plus 3.25% to Libor plus 4.0%, depending on availability. To date, we have borrowed approximately $38.9 million under the revolving credit facility and we used all of those funds to complete payments required under our plan of reorganization. Approximately $100 million of liquidity remains available under the revolving credit facility. We contemplate increasing our borrowings under our revolving credit facility to approximately $50 million within the next thirty to sixty days.

      Pursuant to the provisions of the revolving loan agreement, we are subject to, and are currently in compliance with, various affirmative covenants and negative covenants, including financial condition covenants, which are substantially similar to many of those contained in the term loan credit agreement as described above.

$40 Million Series A Notes

      On August 1, 2003, pursuant to our plan of reorganization, WPSC issued new Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture between WPSC and Bank One, N.A., as trustee. The Series A notes mature on August 1, 2011 and they have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until July 31, 2008. Thereafter, such notes bear interest at a rate of 8% per annum.

      The Series A notes are secured by a second lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory. Until August 1, 2008, fifty percent of the payments to WPSC from the Wheeling-Nisshin Inc. and Ohio Coatings Company joint ventures, in respect of loans to, or equity interest in, such joint ventures, will be applied to payments on the Series A notes. Thereafter, one hundred percent of such payments from the joint ventures to WPSC will be applied to the Series A notes. However, WPSC must pay cash interest of at least 2% per annum. In the event that at any time the payments from the joint ventures are not adequate to pay all interest then owing, or if WPSC is not in compliance with the terms of the term loan facility and/or the revolving credit facility, the remaining portion of the principal upon which cash interest has not been paid will receive payment-in-kind interest at a rate of 8% per annum during the first five years of the term of the Series A notes, and at a rate of 10% per annum thereafter.

      In addition, the Series A notes are subrogated to the first lien and other rights of the term loan facility and any refinancing of the scheduled amounts due thereunder to the extent of $14.2 million plus any funds received by WPSC from WPC, Wheeling-Nisshin, Inc. and Ohio Coatings Company subsequent to April 15, 2003 and not utilized to pay the Series A notes. We are subject to, and are currently in compliance with, various affirmative covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, maintenance of offices or agencies, filing of various financial and informational reports with the Securities and Exchange Commission, payment of taxes, and maintenance of corporate existence. In addition, we are subject to various negative covenants, including the following:

   o limitations on entering into agreements which prohibit us from creating any lien on our joint venture equity interests, restrict our ability to receive distributions in respect of our joint venture equity interests or reduce the amount thereof, or restrict our ability to pay the holders of Series A notes the amount of any distributions in respect of our joint venture equity interests received by us;
   o  limitations on disposition of any of our joint venture equity interests;
   o limitations on entering into transactions with affiliates, unless on an arm's length basis;
   o limitations on creating liens, other than permitted liens, on any of our joint venture equity interests;
   o limitations on incurring additional indebtedness secured by any of our joint venture equity interests, other than permitted indebtedness;
   o  limitations on restricting distributions from subsidiaries;
   o  limitations on paying dividends or making distributions; and
   o limitations on the payment of consideration to holders of the Series A notes as an inducement to any consent or amendment of any of the terms of the Series A notes or the Series A note indenture.

      The preceding summaries of certain terms, conditions and covenants contained in the Series A note indenture do not purport to be complete and are qualified in their entirety by reference to such indenture. The Series A note indenture and the Series B note indenture, which contain substantially similar covenants, are filed as exhibits to the Company's registration statement on Form 10.

$20 Million Series B Notes

      On August 1, 2003, pursuant to our plan of reorganization, WPSC issued new Series B secured notes in the aggregate principal amount of $20 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture between WPSC and Bank One, N.A., as trustee. The Series B notes mature on August 1, 2010 and they have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. WPSC must pay cash interest of at least 2% per annum. Payment of cash interest in excess of 2% per annum is dependent upon our remaining in compliance with our new credit agreements and the Series A notes. In the event that we are not in compliance with the terms of the term loan facility, the revolving credit facility and/or the Series A notes, or our cash flow is insufficient to cover any or all of the interest, the remaining portion of the principal upon which cash interest has not been paid will receive payment-in-kind interest at a rate of 8% per annum.

      In addition, the Series B notes are secured by a fifth lien on our tangible and intangible assets, including our equity interests in our joint ventures and our accounts receivable and inventory.

      We are subject to, and are currently in compliance with, various affirmative and negative covenants under the Series B note indenture which are substantially similar to many of those contained in the Series A note indenture as described above.

$10 Million Unsecured Note

      On August 1, 2003, pursuant to our plan of reorganization, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation, referred to as the WHX note. The WHX note matures in 8 years and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. The WHX note bears interest at a rate of 6% per annum. Such note is subordinated in right of payment to our new credit agreements, the Series A notes and the Series B notes.

Certain Other Obligations

      In connection with the implementation of our plan of reorganization, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

   o Modification and assumption agreement between WPSC and Danieli Corporation. This agreement modifies an agreement between WPSC and Danieli Corporation, dated July 6, 2000, pursuant to which WPSC agreed to purchase from Danieli Corporation certain roll-changing equipment. Under the original agreement, WPSC owed approximately $7.36 million to Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation has been converted into a portion of the secured term loans under our term loan facility that is not secured by the Steel Board. The balance of the amount owed to Danieli Corporation has been converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $96 thousand has been paid and the balance of which is to be paid in progress payments as work is completed in 2004) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.

   o Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral of $4.985 million of such loan at an interest rate of 3% per annum.

   o Loan agreement between WPSC and the State of West Virginia. In connection with WPSC's repayment of a $5 million loan from the West Virginia Development Office, WPSC has into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term and bears interest at a rate of approximately 4.669% per annum.

   o Agreement among WPSC, Itabira Rio Doce Company, Ltd. and Rio Doce Limited. This agreement provides for repayment, in equal monthly installments over a period not to exceed eighteen months from May 1, 2003, of WPSC's $5.1 million deferred payment obligation under a certain iron ore sales agreement, dated October 1, 2001.

      In advance of our emergence from bankruptcy, we reached agreements with various parties regarding the completion of a second paint line at our facility in Beech Bottom, West Virginia, which was in the process of being installed at the time of our bankruptcy filing. These agreements include:

   o Secured notes issued to Fata Hunter. Pursuant to a settlement agreement, dated November 1, 2001, between WPSC and Fata Hunter Inc., WPSC issued two secured promissory notes in favor of Fata Hunter. The first note was issued in the original principal amount of $3,743,926 and bears interest at a rate of 6.5% per annum. The second note was issued in the original principal amount of $777,693.48 and bears interest at a rate of 5.75% per annum. Both notes are secured by a deed of trust on the real property upon which our second paint line at our Beech Bottom, West Virginia facility is installed, as well as a security agreement pledging the paint line machinery and equipment. At September 30, 2003, the aggregate principal amount outstanding under the notes was approximately $1.6 million.

   o Loan and security agreement with WesBanco. Pursuant to this agreement, dated November 1, 2001, WesBanco Bank, Inc. provided a $2 million term loan secured by the machinery and equipment comprising our second paint line at our Beech Bottom, West Virginia facility and guaranteed and collateralized by the State of West Virginia. The WesBanco term loan has a two-year term and bears interest at a rate of 4.75% per annum. At September 30, 2003, the principal amount outstanding under the WesBanco term loan was approximately $400,000.

      In addition, we have ongoing funding obligations under our labor agreement with the USWA. All of the obligations referenced in this section are included in the table of contractual commitments set forth below.

Off-Balance Sheet Transactions

      As of the date of this report we have no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures that are accounted for under the equity method. Pursuant to the joint venture agreements with Ohio Coatings Company and Wheeling-Nisshin, Inc., we have an obligation to support their working capital requirements. However, we believe it is unlikely that the joint ventures will require our working capital support in the foreseeable future. We are not responsible for any debt of any of these joint ventures.

Contractual Commitments

      As of September 30, 2003, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

                                                          CONTRACTUAL PAYMENTS DUE
                                      ---------------------------------------------------------------
                                                 REMAINDER
                                                     OF
                                      TOTAL         2003     2004 TO 2005   2006 TO 2007   THEREAFTER
                                      -----      ---------   ------------   ------------   ----------
                                                            (DOLLARS IN MILLIONS)

Long-Term Debt (1)                    $424.0       $ 4.8(2)     $ 63.5(3)      $ 81.4(4)     $274.4(5)

Capital Leases                          11.5         0.1           2.9            2.1           6.4
Operating Leases:
  Long Term                             10.8         0.5           4.1            4.1           2.1
  Month to Month                         6.7         1.7          13.5           13.5           6.7
Other Long Term
Liabilities:
  OPEB                                  99.1(6)      0.5           4.0            4.0          90.1
  Coal Miner Retiree                     2.4         0.1           0.4            0.4           1.5
Medical
  VEBA Trust                             9.3(7)      4.5           4.8             --            --
  Worker's Compensation                 20.1(8)      1.3          10.2           10.2           5.1
  Purchase Commitments:
    Oxygen Supply                       80.4(9)      1.8          14.4           14.4          49.8
    Electricity                        125.2(10)     2.2          18.0           21.5          83.5
    Coal                                16.2(11)     3.2          13.0             --            --
    Other                               25.7         1.6           8.5            5.6          10.1
                                      ----------------------------------------------------------------
Total Contractual Obligations         $831.4       $22.3        $157.3         $157.2        $530.2
                                      ================================================================

(1) The interest rate associated with the term loan is a floating rate. Interest payment projections in respect of the term loan assume that the interest rate for 2003 will be 4% per annum and will increase by 0.5% each year during the projection period.

(2) Includes interest payment obligations for fourth quarter 2003 of approximately: $2.5 million in respect of the term loan; $1.3 million in respect of the Series A notes and the Series B notes; $250,000 in respect of the WHX note; $50,000 in respect of the loan modification agreement with the Ohio Department of Development; $23,000 in respect of the notes issued to Fata Hunter; and $4,800 in respect of the loan and security agreement with WesBanco.

(3) Includes aggregate interest payment obligations for years 2004 and 2005 of approximately: $23.0 million in respect of the term loan; $6.4 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $250,000 in respect of the loan modification agreement with the Ohio Department of Development; $170,000 in respect of the modification and assumption agreement with Danieli Corporation; $16,000 in respect of the notes issued to Fata Hunter; and $1,000 in respect of the loan and security agreement with WesBanco.

(4) Includes aggregate interest payment obligations for years 2006 and 2007 of approximately: $22.6 million in respect of the term loan; $6.4 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; and $43,000 in respect of the modification and assumption agreement with Danieli Corporation.

(5) Includes aggregate interest payment obligations of approximately: $6.2 million in respect of the term loan; $13.9 million in respect of the Series A notes and the Series B notes; $2.15 million in respect of the WHX note; and $306,000 in respect of the loan agreement with the State of West Virginia.

(6) Represents the estimated present value of our liability as of September 30, 2003. Amounts included for the fourth quarter of 2003 through 2007 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is an estimate and anticipates payment of approximately $2.0 million per year.

(7) Amounts included for the fourth quarter of 2003 through 2007 and thereafter reflect payments commencing on October 1, 2003 of $1.5 million in each of the first five months and $0.3 million in each of the subsequent six months. This aggregate contribution of $9.3 million will be credited against additional ongoing profit sharing contributions payable in cash and/or common stock that we are required to make to the VEBA trust.

(8) Amount represents the present value of our liability as of September 30, 2003. Amounts included in "contractual payments due" for the fourth quarter of 2003 through 2007 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information and anticipates payment of approximately $5.1 million per year.

(9) The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $7.0 million in 2002, $7.5 million in 2001 and $5.5 million in 2000.

(10) The Company entered into a 20-year take-or-pay contract in 1999, that was amended in 2003. The contract requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $13.8 million in 2002, $14.6 million in 2001 and $10.1 million in 2000. If the Company elects to terminate the contract early, as of September 30, 2003, a maximum termination payment of $37.0 million would be required.

(11) In 2001, the Company entered into an annually renewable take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $1.1 million. As of September 30, 2003, the Company is committed to a term that expires on December 31, 2004. Payments for deliveries of coal totaled $16.4 million in 2002, $7.3 million in 2001 and $13.4 million in 2000. As of September 30, 2003, if the Company elects to terminate the contract, a maximum termination payment of $16.2 million would be required.

Projected Restructuring Capital Expenditures

      The projected cost of the electric arc furnace and the other restructuring capital projects provided for in our new business plan is approximately $141.6 million. It is anticipated these amounts will be expended over a period of three years as set forth in the table below:

                                                      PROJECTED
                                               RESTRUCTURING CAPITAL
                                                     EXPENDITURES
                                              ------------------------
                                              2003       2004     2005
                                              ----      -----     ----
                                                     ($Millions)
   Electric Arc Furnace                       19.7       91.4      4.5
   Hot Strip Mill Roll Changers                2.8        6.8      5.4
   Allenport Cold Mill Improvements             .4       10.6       --
                                              ----      -----      ---
                                              22.9      108.8      9.9
                                              ====      =====      ===

      These capital expenditures are to be financed with operating cash flows and borrowings under our new term loan facility and revolving credit facility, which we entered into pursuant to our plan of reorganization. The Electric Arc Furnace project is fully funded through a restricted cash account set up pursuant to our POR.

VEBA TRUST

      In connection with our plan of reorganization and our collective bargaining agreement with the USWA, we established a plan to provide health care and death benefits to certain retirees and their dependents. The trust created under the benefits plan, which we refer to as the VEBA trust, is designed to constitute a tax-exempt voluntary employee beneficiary association. Pursuant to our plan of reorganization, we are to issue

4,000,000 shares of WPC common stock to the VEBA trust. Commencing on October 1, 2003 and continuing through February 1, 2004, we are obligated to contribute $1.5 million on the first day of each month to the VEBA trust. Thereafter, from March 1, 2004 through August 1, 2004, we are obligated to contribute $0.3 million on the first day of each month to the VEBA trust. This aggregate contribution of $9.3 million will be credited against additional ongoing contributions that we are required to make to the VEBA trust. Such ongoing contributions are payable within 45 days of the end of each fiscal quarter and consist of an amount equal to:

   o 40% of operating cash flow, between $16 and $24 of operating cash flow per ton of steel products sold to third parties, payable in cash;

   o 12% of operating cash flow, between $24 and $65 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC;

   o 25% of operating cash flow, above $65 of operating cash flow per ton of steel products sold to third parties, payable in cash; and

   o 15% of operating cash flow below $30 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC, subject to compliance with dilution limitations.

"Operating cash flow" is defined as earnings before interest and taxes of the Company, less any cost or expenses associated with the profit sharing plan, calculated on a consolidated basis in accordance with United States Generally Accepted Accounting Principles.

      All payments that, in our discretion, are payable in common stock of WPC are subject to U.S. Department of Labor restrictions on the amount of capital stock that can be held by the VEBA trust.

      Trusts that constitute voluntary employees' benefit associations are subject to restrictions on the amount of stock that they are able to hold. We intend to seek from the U.S. Department of Labor a waiver that would permit the VEBA trust to continue to hold our common stock. If no waiver is granted, the common stock is to be distributed to the beneficiaries under the welfare benefits plan or otherwise used to provide them with benefits.

      The VEBA trust has agreed to limit the number of shares of common stock that it may sell during the four years following the effective date of our plan of reorganization. During the first two years, the VEBA trust is not permitted to sell any of its initial 4 million shares of common stock without our authorization unless it holds fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining initial 4 million shares within any consecutive twelve-month period. These restrictions will not apply to any additional shares of common stock contributed to the VEBA trust. We and the VEBA trust entered into an agreement imposing these stock transfer restrictions because our ability to retain or make use of certain net operating loss carry forwards may be affected by the number of shares of common stock that are transferred by significant stockholders during the two year period following the effective date of our plan of reorganization and because both we and the VEBA trust wish to minimize the potential adverse impact that the sale of a large number of shares might have on the market for our common stock. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1,300,000 shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our company's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risk associated with our financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

   Commodity Price Risk and Related Risks

      In the normal course of business, our company is exposed to market risk or price fluctuation related to the purchase, production or sale of steel products. In addition, prices for our raw materials, natural gas and electricity requirements are subject to frequent market fluctuations. Our company's market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. Additionally, we periodically enter into contracts for the advance purchase of natural gas in an effort to hedge against market fluctuations. Due to "mark to market" provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time.

   Interest Rate Risk

      The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.

      Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. With respect to post-petition indebtedness, at December 31, 2002, we had outstanding $55.56 million aggregate principal amount of debt under fixed-rate instruments and $136.68 million aggregate principal amount of debt under variable-rate instruments. Pursuant to our POR, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into new credit facilities. Under those new credit facilities, at September 30, 2003, we had outstanding $83.2 million aggregate principal amount of debt under fixed-rate instruments and $329.6 million aggregate principal amount of debt under variable-rate instruments. Since our portfolio of debt is comprised primarily of variable-rate instruments, the fair value of the debt is relatively insensitive to the effects of interest rate fluctuations. However, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable rate debt would have increased our third quarter 2003 interest expense by approximately $0.6 million.

   Credit Risk

      Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.

   Foreign Currency Exchange Risk

      Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

ITEM 4 CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit No.   Description

        31.1 Certificate of James G. Bradley, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

        31.2 Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

        32.1 Certificate of James G. Bradley, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

        32.2 Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WHEELING-PITTSBURGH CORPORATION


                                 /s/ Paul J. Mooney
                                 ---------------------------------
                                     Paul J. Mooney
                                     Chief Financial Officer
                                     (Authorized Officer,  Principal Financial
                                     Officer and  Principal Accounting Officer)





NOVEMBER 14, 2003