Form 10-K
period 2003-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2004-03-16
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 000-50300

WHEELING-PITTSBURGH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	55-0309927 (I.R.S. Employer Identification No.)

1134 Market Street, Wheeling, WV (Address of principal executive offices)	26003 (Zip code)

Registrant’s telephone number, including area code: (304) 234-2400

     Securities registered pursuant to Section 12(b) of the Act:

None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 per value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

     There was no market value for shares of the registrant’s Common Stock, par value $0.01 per share, as of the last business day of the registrant’s second fiscal quarter ended June 30, 2003.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☑   No   ☐

     The registrant had 10,000,000 shares of its common stock, par value $0.01 per share, issued and outstanding as of March 3, 2004.

Documents Incorporated by Reference: None

PART I

Item 1 – Business

Overview

     Wheeling-Pittsburgh Corporation, or WPC, is a Delaware holding company that, together with its several subsidiaries and joint ventures, constitutes the sixth largest integrated producer of steel and steel products in the United States. Our principal operating subsidiary is Wheeling-Pittsburgh Steel Corporation, or WPSC, a Delaware corporation whose headquarters are located in Wheeling, West Virginia. WPC was organized as a Delaware corporation on June 27, 1920 under the name Wheeling Steel Corporation.

     We produce flat rolled steel products for the construction industry, steel service centers, converters, processors, and the container, automotive and appliance industries. Our product offerings are focused predominately on higher value-added finished steel products such as cold-rolled products, tin and zinc coated products and fabricated products. In addition, we produce semi-finished steel products and hot-rolled steel products, which represent the least processed of our finished goods.

     An operating division of WPSC, Wheeling Corrugating Company, also referred to as WCC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also holds an ownership interest in two joint ventures that, together with WCC, account for nearly half of our sales. These joint ventures, Wheeling-Nisshin, Inc. and Ohio Coatings Company, also referred to as OCC, produce value-added steel products from materials and products partially supplied by us.

Reorganization

     The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. Beginning in 1998 and continuing through 2001, record high levels of foreign steel imports as well as a general overcapacity in worldwide steel production caused a marked deterioration of steel prices, resulting in huge losses and substantial harm to the domestic steel industry. This record high level of foreign steel imports over a four year period, coupled with the indebtedness we incurred as a result of a ten-month work stoppage which ended in August 1997, and approximately $200 million of capital expenditures used to modernize our facilities to increase quality, efficiency, safety and environmental conditions, resulted in substantial losses and the severe erosion of our financial position and liquidity. These losses and erosion of liquidity continued to occur notwithstanding increases in operating efficiencies resulting from the modernization of our facilities, various cost saving measures and the elimination of 20% of our hourly workforce negotiated in 1997.

     On November 16, 2000, WPC and eight of our then existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Ohio, referred to as the Bankruptcy Court. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

     As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on December 20, 2002, our First Amended Joint Plan of Reorganization on January 9, 2003, our Second Amended Joint Plan of Reorganization on May 5, 2003 and our Third Amended Joint Plan of Reorganization on May 19, 2003, reflecting the final negotiations with pre-petition noteholders, pre-petition trade creditors and unionized employees. Our Third Amended Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court on June 18, 2003, and became effective on August 1, 2003. We realized approximately $558 million in cancellation of debt income as a result of our reorganization.

     Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization.

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by WPSC, which are collateralized by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC’s subsidiaries and is collateralized by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

•	All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America, or USWA, which modified our existing labor agreement to provide for, among other things, future pension arrangements with USWA and reductions in our employee-related costs.

•	WPC issued 4,000,000 shares of its common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1,000,000 shares of its common stock constituting 10% thereof for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

     There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. Approximately 182,736 shares of the common stock issued pursuant to the Plan of Reorganization has been reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and collateralized claims are allowed by the Bankruptcy Court, those claims will be paid in cash. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

Business Strategy

     At present, we operate as a vertically integrated manufacturer of flat-rolled steel products. This mode of operation entails high levels of fixed costs. Consequently, in poor market situations, where operating levels must be reduced to match declining demand, unit costs rise and erode profit margins. In addition, our current operations require substantial ongoing capital investment. Our two blast furnaces, which we use to melt raw materials into molten iron, and our four coke batteries, which produce coke required to fuel the ironmaking process, require significant capital expenditures to maintain operations. For example, one of our blast furnaces is expected to require a $140 million rebuild within the next four years and three of our coke batteries (representing 37% of our current coke battery capacity) are expected to require $30 million rebuilds in the next three years.

     Our new business plan is intended to address these issues. The central theme of our business plan is the transformation of our operations from integrated steel production to one more closely resembling that of a mini-mill. Mini-mills produce steel by melting scrap in electric furnaces and typically enjoy competitive advantages such as lower capital expenditures for construction of facilities, lower raw material costs, and limited ongoing capital to sustain operations. We will seek to accomplish this transformation through the idling of the one blast furnace and the three coke batteries that would soon require substantial maintenance as described above, and through the construction of a new electric arc furnace, as described more fully below. Although the price of purchased scrap has risen dramatically over the past year, and has continued to rise in 2004, primarily due to rapid economic expansion in China, we believe the new electric arc furnace will give us a balanced steel-making operation that can react in a positive way to raw material supply conditions.

     In June 2003, WPSC entered into an agreement for the supply of equipment and services with Junction Industries, Inc., pursuant to which Junction Industries has agreed to sell to WPSC, equipment and services to design, engineer, procure, fabricate, and assist WPSC in the installation, commissioning, start-up and testing of one 250 ton (tap weight) electric arc furnace, one Consteel scrap conveyor system, ladle metallurgy furnace, baghouse and certain other associated equipment for incorporation into the electric arc furnace melt shop to be constructed by WPSC at WPSC’s Steubenville South plant in Mingo Junction, Ohio. In consideration for providing such equipment and services to WPSC, WPSC has agreed to pay Junction Industries approximately $35.2 million. The agreement contemplates a sixteen-month construction and commissioning schedule for the facility. The total projected cost of the electric arc furnace is approximately $114.9 million, of which approximately $88.0 million was estimated for completion of the project as of December 31, 2003.

     The electric arc furnace process utilizes both recycled scrap and scrap substitutes to produce liquid steel with both electrical energy and oxygen injection. The electric arc furnace process to be utilized also presents the ability to use liquid iron as a metallic input, which can be produced using our remaining blast furnace. The process includes a reliable scrap preheating system to reduce electric power requirements. These advantages significantly increase the capacity of the furnace versus traditional electric furnaces. We also believe that this process is the most environmentally friendly process of all the electric arc furnace technologies currently available.

     The introduction of the electric arc furnace should allow us to close one of our two blast furnaces and eliminate approximately 37% of our current coke battery capacity, which are our most capital-intensive facilities. However, any shortages in raw materials in the steel industry at the time may impact those decisions. In addition, the electric arc furnace’s use of scrap metal rather than coke and iron ore is expected to produce a cost structure which will more closely track market conditions, because there tends to be a direct correlation between the cost of scrap to be used in our steel making operations and the market price of hot-rolled steel products. As the price of our steel products rise and fall with the market, the price of scrap will be expected to rise and fall, which should help protect product margins, particularly in poor steel market conditions. Our geographic location with respect to scrap generators and rail and water transportation systems, together with the fact that the United States is currently a net exporter of scrap, supports our belief that our scrap purchases will not disrupt scrap market prices, or historical relationships between scrap prices and steel product prices.

     Our new business plan also calls for a number of small capital projects over the next three years intended to upgrade our rolling and finishing facilities. New automatic roll changers are expected to be installed on the finishing mills at our Steubenville complex hot strip mill to reduce costs and provide additional capacity to take advantage of toll processing opportunities for hot-roll products. At our Allenport, Pennsylvania cold mill, we plan to upgrade our temper mill to improve the surface quality and shape of our cold strip products. We also plan to install a final inspection line at our Allenport facility. All of these improvements are geared toward capturing incremental value-added critical surface and shape product sales.

     Construction and installation of the new electric arc furnace is projected to be completed in November 2004 and we believe that the electric arc furnace will reach planned capacity approximately six months later.

     As of December 31, 2003, the projected cost of the electric arc furnace and the other restructuring capital projects provided for in our new business plan for 2004 and beyond is approximately $110.9 million. It is anticipated these amounts will be expended over a period of three years as set forth in the table below:

	Projected Restructuring Capital Expenditures
	(Dollars in Millions)
	2004	2005	2006
Electric Arc Furnace	$85.6	$2.4	$—
Hot Strip Mill Roll Changers	—	—	12.5
Allenport Cold Mill Improvements	0.9	7.6	1.9

	$86.5	$10.0	$14.4

     In addition, a major rebuild of the No. 8 Coke Battery will be required with construction expected to occur in 2006. This rebuild is currently expected to require a capital investment of approximately $75 million. The spending for this investment will occur over the 3 year period of 2005 through 2007. Following completion of this rebuild, it is anticipated that the coke battery will have a service life of 12-15 years.

     These capital expenditures are expected to be financed with operating cash flows and borrowings under our new term loan facility and revolving credit facility, which we entered into pursuant to our plan of reorganization. The electric arc furnace project is fully funded through a restricted cash account set up pursuant to our POR.

Products and Product Mix

     The table below reflects the historical product mix of our shipments, expressed as a percentage of tons shipped.

	Historical Product Mix
	Year Ended December 31,
	2003	2002	2001
Product Category:
Higher Value-Added Products:
Cold-Rolled Products — Trade	11.0%	11.6%	9.2%
Cold-Rolled Products — Wheeling-Nisshin	19.6	20.0	20.0
Coated Products	4.9	6.1	4.4
Tin Mill Products	13.1	13.0	10.8
Fabricated Products	21.8	21.5	24.6

Higher Value-Added Products as a Percentage of Total Shipments	70.4%	72.2%	69.0%
Hot-Rolled Products	29.6	26.4	31.0
Semi-Finished	0.0	1.4	0.0
Total	100.0%	100.0%	100.0%

Average Net Sales Per Ton	$436	$443	$412

     Products produced by us are described below. These products are sold directly to third party customers and to Wheeling-Nisshin and OCC pursuant to long-term supply agreements.

     Hot-Rolled Products. Hot-rolled coils represent the least processed of our finished goods. Approximately 70.4% of our production of hot-rolled coils during the year ended December 31, 2003 was further processed into value-added finished products. Hot-rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters/processors, steel service centers and the appliance industries.

     Cold-Rolled Products. Cold-rolled coils are manufactured from hot-rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold-rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product.

     Coated Products. We manufacture a number of corrosion-resistant, zinc-coated products, including hot-dipped galvanized sheets for resale to trade accounts. The coated products are manufactured from a steel substrate of cold-rolled or hot-rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. Our trade sales of galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets.

     Tin Mill Products. Tin mill products consist of blackplate and tinplate. Blackplate is a cold-rolled substrate (uncoated), the thickness of which is less than .0142 inches, and is utilized extensively in the manufacture of pails and shelving and sold to OCC for the manufacture of tinplate products. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of our sales of these products are concentrated in container markets, we also market products for automotive applications, such as oil filters and gaskets. We produce all of our tin-coated products through OCC. OCC’s tin coating mill has a nominal annual capacity of 250,000 net tons.

     Fabricated Products. Fabricated products consist of cold-rolled or coated products further processed mainly via sheeting and roll forming and are sold by the construction, agricultural and specialty products groups.

     Construction Products. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories: roof deck, form deck, and composite floor deck.

     Agricultural Products. Agricultural products consist of roll-formed corrugated sheets that are used as roofing and siding in the construction of barns, farm machinery enclosures, light commercial buildings and certain residential roofing applications.

     Specialty Products. Specialty products consist of coil and galvanized sheet steel supporting the culvert and heating, ventilation and air conditioning markets. The specialty products are produced by WCC, Wheeling-Nisshin, Feralloy-Wheeling Specialty Processing Co. (of which we own a 49% equity interest, which has been pledged to secure certain of our debt obligations) and by contract service providers.

     Revenues from external customers by product line for each of the three fiscal years ended December 31, 2003, were as follows:

	Revenues by Product
	(Dollars in Thousands)
	Reorganized
	Company		Predecessor Company
	For the Five	For the Seven
	Months Ended	Months Ended	For the Year Ended
	December 31,	July 31,	December 31,
	2003	2003	2002	2001
Product:
Hot Rolled	$85,305	$106,545	$179,530	$152,787
Cold Rolled	143,925	243,841	387,384	295,452
Galvanized	22,575	26,446	62,712	25,353
Fabricated products	137,137	179,083	306,254	337,693
Coke and coke by products	5,752	9,155	15,408	15,245
Conversion and other*	2,208	5,369	28,705	9,110

	$396,902	$570,439	$979,993	$835,640

* Includes conversion, semi-finished and resale products.

Wheeling-Nisshin

     WPSC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between Nisshin Steel Co., Ltd. and WPSC. Wheeling-Nisshin owns a state-of-the-art processing facility located in Follansbee, West Virginia which has capacity to produce over 700,000 annual tons of coated steel and offers some of the lightest-gauge galvanized steel products manufactured in the United States for construction, heating, ventilation and air-conditioning and after-market automotive applications. Wheeling-Nisshin products are marketed through trading companies, and its net sales are not consolidated into our net sales.

     WPSC is a party to a supply agreement with Wheeling-Nisshin that expires in 2013. Pursuant to that agreement, WPSC provides not less than 75% of Wheeling-Nisshin’s steel substrate requirements, up to an aggregate maximum of 9,000 tons per week, subject to product quality requirements and at negotiated prices based on prevailing actual market rates. Shipments of steel by WPSC to Wheeling-Nisshin were approximately 439,931 tons, or 19.8% of our total tons shipped during the year ended December 31, 2003, approximately 445,000 tons, or 20.1% of our total tons shipped during the year ended December 31, 2002, and approximately 412,023 tons, or 20.3% of our total tons shipped during the year ended December 31, 2001. We derived approximately 16.3% of our net sales from sales of steel to Wheeling-Nisshin in 2003.

     A shareholders agreement among WPSC, Nisshin Steel Co., Ltd. and Wheeling-Nisshin contains provisions that may directly or indirectly restrict the transfer of the shares of Wheeling-Nisshin owned by WPSC, including the following:

•	WPSC may not sell its Wheeling-Nisshin shares at any time that it is in breach of the shareholders agreement or any other agreement with Wheeling-Nisshin, including the supply agreement.

•	If WPSC seeks to sell some or all of its Wheeling-Nisshin shares, it must first offer to sell, transfer or assign the offered shares to the other Wheeling-Nisshin shareholder.

     In addition, WPSC has pledged its shares in Wheeling-Nisshin to the lenders under our new term loan facility and revolving credit facility, to the holders of our new Series A Notes and Series B Notes and in connection with its ore sales agreement with Itabira Rio Doce Company, Ltd., in each case, to secure our obligations thereunder.

Ohio Coatings Company

     WPSC owns a 50% voting interest and an approximate 44% equity interest in OCC, which is a joint venture among WPSC, Dong Yang Tinplate America Corp., a leading South Korea-based tin plate producer and Nippon Steel Trading America, Inc., formerly known as Nittetsu Shoji America, a U.S.-based tinplate importer. Dong Yang Tinplate America also holds a 50% voting interest and an approximate 44% equity interest in OCC. Additionally, Nippon Steel Trading America holds non-voting preferred stock in OCC, which represents an approximate 11% equity interest in OCC and is subject to repurchase by OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years. We produce all of our tin coated products through OCC.

     Pursuant to a raw material supply agreement between WPSC and OCC, WPSC has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and at negotiated prices based on prevailing actual market rates. We derived approximately 11.2% of our net sales from sales of steel to OCC in 2003. Prior to July 17, 2003, WPSC was the exclusive distributor for all of OCC’s products and Nippon Steel Trading America marketed approximately 70% of OCC’s products as a distributor for WPSC. However, in connection with OCC’s refinancing described below, which closed April 18, 2003, OCC’s distribution arrangements with WPSC and Nippon Steel Trading America have been modified such that, effective as of July 17, 2003, Nippon Steel Trading America became the exclusive distributor for approximately 70% of OCC’s tin mill products and WPSC remained the exclusive distributor for the remaining 30% of OCC’s tin mill products. For the years ended December 31, 2003, 2002 and 2001, OCC had an operating income of $8.7 million, $6.6 million and $3.8 million, respectively.

     A shareholders’ agreement among WPSC, Dong Yang Tinplate America, Nippon Steel Trading America and OCC contains certain provisions that may directly or indirectly restrict WPSC’s ability to transfer its shares of OCC, including the following:

•	Any pledge, transfer or other distribution of shares of OCC must be previously approved by shareholders holding at least 66 2/3% of the voting power of the common shares of OCC.

•	For 45 days after a shareholder receives notice from the other party that a change of control of the other party has occurred, the party receiving notice has the option to purchase all of the shares owned by the other party at a price equal to $10,000 per share plus interest or fair market value, whichever is higher. For purposes of the shareholders’ agreement, “change of control” means, the transfer to persons (other than a holding company) of a majority of a party’s capital stock, or any transfer of substantially all of a party’s assets.

     WPSC has pledged its shares in OCC to the lenders under our new term loan facility and revolving credit facility, and to the holders of our new Series A Notes and Series B Notes and in connection with its ore sales agreement with Itabira Rio Doce Company, Ltd., in each case, to secure our obligations thereunder.

     In April 2003 OCC refinanced its credit facility and entered into a new credit agreement with Bank of America, N.A., providing for a revolving line of credit for loans and letters of credit in an amount of up to $18 million and a term loan in the aggregate principal amount of $4.3 million. As a condition to the refinancing, Bank of America required, among other things, that:

•	OCC’s distribution arrangements with WPSC and Nippon Steel Trading America be modified;

•	WPC enter into a subordination agreement, acknowledging that the accounts payable owed by OCC to WPC be subordinate to any indebtedness owed by OCC to Bank of America under OCC’s new credit agreement; and

•	WPSC enter into a no-offset agreement, agreeing that it will not offset against accounts payable to OCC any indebtedness owing by OCC to WPSC and further agreeing that Bank of America can seek payment directly from WPSC for indebtedness owed by WPSC to OCC.

Customers

     We market an extensive mix of products to a wide range of manufacturers, converters and processors. Our 10 largest customers (including Wheeling-Nisshin and OCC) accounted for approximately 42.5% of our net sales during the year ended December 31, 2003, 50.4% of our net sales during the year ended December 31, 2002, and 43.9% of our net sales during the year ended December 31, 2001. Wheeling-Nisshin accounted for approximately 16.3% of our net sales during the year ended December 31, 2003, 15.6% of our net sales during the year ended December 31, 2002, and 14.6% of our net sales during the year ended December 31, 2001. OCC accounted for approximately 11.2% of our net sales in 2003, and 10.6% of our net sales during the year ended December 31, 2002. Geographically, the majority of our customers are located within a 350-mile radius of the Ohio Valley. However, we have taken advantage of our river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.

     Shipments historically have been concentrated within seven major market segments: steel service centers, converters/processors, construction, agriculture, container, automotive and appliances. Our overall participation in the construction and the converters/processors markets substantially exceeds the industry average and our reliance on automotive shipments, as a percentage of total shipments, is substantially less than the industry average.

The table set forth below reflects the percentage of total net tons shipped to our major market segments:

	Percentage of Total Net Tons Shipped
	Year Ended December 31,
	2003	2002	2001
Steel Service Centers	27%	29%	29%
Converters/Processors(1)	28	27	27
Construction	20	17	22
Agriculture	3	6	4
Containers(1)	16	15	11
Automotive	1	1	1
Appliances	1	2	2
Exports	2	—	1
Other	2	3	3

Total	100%	100%	100%

(1)	Products shipped to Wheeling-Nisshin and OCC are included primarily in the converters/processors and containers markets, respectively.

     Set forth below is a description of our major customer categories:

     Steel Service Centers. The shipments to steel service centers are heavily concentrated in the areas of hot-rolled and hot-dipped galvanized coils. Due to increased internal costs to steel companies during the 1980’s for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of hot-rolled products to ultimate end users. In addition, steel service centers have become a significant factor in the sale of hot-dipped galvanized products to a variety of small consumers such as mechanical contractors, who desire not to be burdened with large steel inventories.

     Converters/Processors. Shipments to the converters/processors market are principally shipments of cold-rolled products to Wheeling-Nisshin, which uses cold-rolled coils as a substrate to manufacture a variety of coated products, including hot-dipped galvanized and aluminized coils for the automotive, appliance and construction markets. The converters/processors industry also represents a major outlet for our hot-rolled products, which are converted into finished commodities such as pipe, tubing and cold-rolled strip.

     Construction. The shipments to the construction industry are heavily influenced by fabricated product sales. We service the non-residential and agricultural building and highway industries, principally through shipments of hot-dipped galvanized and painted cold-rolled products. We have been able to market our products into broad geographical areas due to our numerous regional facilities.

     Agriculture. The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets, which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

     Containers. The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of shipments to this market consists of cold-rolled products for pails and drums. As a result of our OCC joint venture, we phased out our existing tin mill production facilities. WPSC and Nippon Steel Trading America distribute tin products produced by OCC.

     Automotive. Unlike many of our competitors, we are not heavily dependent on shipments to the automotive industry. However, we have been suppliers of tin mill products for automotive applications, such as oil filters and gaskets.

     Appliances. The shipments to the appliance market are concentrated in hot-dipped galvanized and hot-rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply original equipment manufacturers. We have concentrated on niche product applications primarily used in washer/dryer, refrigerator/freezer and range appliances.

Sales and Marketing

     Our sales and marketing functions are located in our Wheeling, West Virginia, headquarters. Sales are handled by customer service employees and sales personnel. We advertise and promote our products and services principally at industry conventions and trade shows where we distribute brochures promoting all of our product lines.

     Our customer service personnel respond to price quotation requests and accept incoming orders from, and provide order status and shipping information to, our customers. Our sales force contacts existing and potential customers directly to promote our products and also collects field intelligence for the marketing group. Our marketing department analyzes the needs of our current customers and our product mix and identifies market opportunities. The marketing department also determines pricing, product mix, lead times, and freight equalization, performs order entry, and responds to requests for data from various trade organizations and governmental agencies.

     Our sales force separates into two distinct sales groups consisting of our steel division and WCC, our corrugating division. Steel division products include, in ascending value order, hot-rolled, cold-rolled, galvanized steel products and tin mill products. Generally, there are improved margins within each category because selling prices increase and cost absorption is enhanced as steel is processed from hot-rolled to cold-rolled to galvanized. WCC is divided into three unique product groups, including construction products, agricultural products and specialty products. WCC’s product groups are generally higher value added than those of our steel division.

     Our commercial sales and marketing strategy has the following three main aspects:

•	Optimize the Sale of Down-Stream Value-Added Products. Our strategy is to continue to move our product mix away from the commodity markets and hot-rolled products and toward higher value-added products with a higher engineering content and products that go to final customers. We intend to increase our market penetration of cold-rolled products and reduce our reliance on hot-rolled products through capital expenditures and changes in operating practices at our Allenport and Yorkville cold finishing mills. Expanding WPSC’s role by providing Class I cold-rolled products as well as “single billing” that includes various outside services, increases product offerings to existing and potential customers. These initiatives attract the desirable OEM marketplace and reduce reliance on service centers.

•	Reduce Reliance on the Spot Market. While product mix is a key profit factor, so too is customer mix. We believe that contract business (in excess of three months) offers insulation from the volatility of the spot market. However, contract type business also could limit upside potential in a tight market situation. A reasonable balance offers relatively predictable volumes, and an opportunity to enhance product mix as well as to enjoy spot opportunities. Our steel division has targeted sales to end use customers at 50%, as opposed to current sales of approximately 29%, because end users typically fall into the contract business category. Generally, end users are more concerned with reliability, quality and consistency than are service centers and converters and processors. Our steel side commercial strategy is to enhance profitability through an ever-improving product mix and to target customers that purchase our products over prolonged periods of time and value consistency of supply.

•	Promote Services as a Means to Differentiate From Other Producers. We believe that our company is a more attractive alternative than the larger steel producers. Serving customers of smaller volume is an important part of our culture. These customers are typically more loyal and less price sensitive than larger customers. There is a high degree of customer involvement at the most senior levels of our company’s management. This access improves dialogue on market conditions, quality and any other issues deemed important by our company’s customers. Planned information technology development within our company may enhance customer satisfaction and streamline customer service through improved delivery performance and reduction of invoicing errors and entry delays. These enhancements to our order entry, scheduling and invoicing systems are expected to cost approximately $1.6 million and be in place during the first quarter of 2005. Advanced information technology may enhance our marketplace image and functionality. Additional data analysis is expected to be added in the future for customer access and use, including order tracking and pricing inquiries. These service initiatives are a key factor in differentiating our company from other steel mills.

Manufacturing Process

     In our primary steel-making process, iron ore pellets, coke, limestone and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through our basic oxygen furnace process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis. Our basic oxygen furnace has two vessels, each with a steel-making capacity of 285 tons per heat. From the basic oxygen furnace, the heats of steel are sent to the ladle metallurgy facility, where the temperature and chemistry of the steel are adjusted to precise tolerances. Liquid steel from the ladle metallurgy facility then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at our downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. We have linked our steel-making and rolling equipment with a computer based manufacturing control system to coordinate production tracking and status of customer orders.

     Under our current business plan, we intend to transform our manufacturing operations with the construction of a new continuous electric arc furnace. Utilizing both electric energy and oxygen injection, the electric arc furnace process melts recycled scrap and scrap substitutes, rather than iron ore and coke, to produce liquid steel. In addition, the electric arc furnace process to be utilized has the opportunity to use liquid iron as a metallic input, which can be produced using our blast furnace. The continuous process also includes a reliable scrap preheating system to reduce electric power requirements. The introduction of the electric arc furnace should allow us to maximize cash flow by utilizing the lowest cost competing raw materials.

Raw Materials

     We have a long-term contract to purchase our iron ore requirements through 2009. The iron ore price is based upon prevailing world market prices less 3%. We generally consume approximately 3 million gross tons of iron ore pellets in our blast furnaces annually. We also obtain iron ore from spot and medium-term purchase agreements at prevailing world market prices.

     We have a long-term supply agreement with a third party to provide us with a substantial portion of our metallurgical coal requirements at market prices which have remained relatively stable in recent years. Our coking operations require a substantial amount of metallurgical coal.

     We currently produce approximately 90% to 95% of our coke requirements and burn the resultant by-product coke oven gas in downstream operations instead of natural gas. In 2003, we consumed approximately 1.4 million tons of coking coal in the production of blast furnace coke. We sell our excess coke oven by-products to third party trade customers.

     Beginning in 2003 and continuing into 2004, coal, coke and scrap prices increased dramatically for purchases in the spot market. We are passing these costs through to the customer when possible.

     Our operations require material amounts of other raw materials, including limestone, oxygen, natural gas and electricity. These raw materials are readily available and are purchased on the open market. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. However, the rapid economic expansion in China in 2003, among other factors, has affected the supply of steel in the United States and allowed price increases to offset higher raw material costs. Certain of our raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices. Natural gas prices have been volatile in the past, having increased 48% in 2000 and 24% in 2001 before declining 25% in 2002. Natural gas prices increased 62% in 2003 and remain higher than historical levels due to an unusually long and cold winter in 2003 followed by military action in Iraq and the increased use of natural gas by electric utilities. Limestone, oxygen and electricity prices have remained relatively stable in recent years.

     We are presently dependent on external steel scrap for approximately 14.7% of our steel melt. The introduction of our new electric arc furnace will increase our dependence on external scrap. Since there tends to be a direct correlation between the cost of scrap and the market price of hot-rolled steel products over time, the price of scrap has generally risen and fallen as the price of our steel products has risen and fallen with the market. In the current market, rapid increases in scrap costs across the steel industry have led to surcharges to recover historic price relationships. Our geographic location with respect to scrap generators and rail and water transportation systems, together with the fact that the United States is currently a net exporter of scrap, supports our belief that scrap will be available to us and that our scrap purchases will not disrupt market prices, or historical relationships between scrap prices and steel product sales. Also, the new electric arc furnace will be able to accept liquid iron as a metallic input, which is expected to provide the Company the flexibility to manage the cost of the metallic inputs of scrap versus iron ore.

Backlog

     Our backlog was 482,514 net tons at December 31, 2003, compared to 312,177 net tons at December 31, 2002. Most orders related to the backlog at December 31, 2003 are expected to be shipped during the first quarter of 2004, subject to delays at the customers’ request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow us to increase production runs, thereby enhancing production efficiencies.

Energy Requirements

     Many of our major facilities that use natural gas are equipped to use alternative fuels. During 2003, coal constituted approximately 71% of our total energy consumption, natural gas 24% and electricity 5%. In recent months, natural gas prices have fluctuated significantly. We continually monitor our operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

Employment

     At December 31, 2003, we had 3,137 employees of whom 2,478 were represented by USWA, 76 were represented by other unions, 533 were salaried employees and the remaining 50 were non-union operating employees. We have not experienced any work stoppages since 1997. On August 12, 1997, WPSC and USWA entered into a labor agreement, which was restated and modified on October 1, 2001 and further modified on January 15, 2002 and again on the effective date of our plan of reorganization pursuant to a new labor agreement between WPC, WPSC and USWA, which expires (if not previously terminated) on September 1, 2008. The labor agreement includes, among other things, a retirement incentive program for up to 650 employees, provisions regarding wages, health care and pension benefits, profit sharing and employee security.

Competition

     The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition. We face increasing competitive pressures from several types of companies, including:

•	mini-mills, such as Nucor Corporation and Gallatin Steel Company;

•	processors, such as GalvTech LP and Winner Steel, Inc.;

•	domestic integrated steel producers, such as Rouge Steel Company, United States Steel Corporation, Weirton Steel Corporation (which recently announced an agreement to be acquired by International Steel Group, Inc.), International Steel Group Inc. (formerly LTV Steel Company, Inc.), AK Steel Corporation and WCI Steel, Inc.; and

•	steel producers from Europe, Asia and other regions.

     We believe that the main competitive factors in our market are:

•	quality;

•	reliability;

•	product market price;

•	product offerings;

•	location and shipping costs; and

•	raw material and operating costs.

     Domestic integrated steel producers like us have lost market share in recent years to domestic mini-mill producers. Mini-mills are generally smaller-volume steel producers that melt ferrous scrap metals, their basic raw material, in electric furnaces. Although mini-mills generally produce a narrower range of steel products than integrated producers, mini-mills, which rely on less capital-intensive steel production methods, typically have certain advantages over integrated producers, such as lower capital expenditures for construction of facilities, lower raw material costs and limited ongoing capital needs to sustain operations. Additionally, since mini-mills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat-rolled mini-mill capacity has been constructed and these mini-mills now compete with integrated producers in product areas that traditionally have not faced significant competition from mini-mills. These mini-mills compete with us primarily in the commodity flat-rolled steel market. In the long term, such mini-mills may also compete with us in producing value-added products. Mini-mills produced approximately 50.4% of domestic raw steel production in 2002 and 48.9 % in 2003.

     We compete with processors primarily in the commodity flat-rolled steel market and in the areas of slitting, cold-rolling and coating. In the long term, processors may also compete with us in producing value-added products.

     We also face competition from domestic and foreign integrated producers. The increased competition in commodity product markets influence integrated producers to increase product offerings to compete with our custom products. Additionally, as the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil, and other large economies such as Russia and China have also recognized the United States as a target market. Steel imports of flat-rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 20% in 2001, 21% in 2002 and 16% in 2003. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. Average import customs values in December 2002 continued to be depressed with the average import value of some key finished steel products below values reported in the depths of the 1998 crisis. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.

     We also compete, in a sense, with producers of other materials that can be used in place of steel. Total annual steel consumption in the United States has fluctuated between 88 million and 131 million tons since 1991, declining from approximately 131 million tons in 2000 to approximately 123 million tons in 2001, 126 million in 2002 and 120 million tons in 2003. Imports of finished steel totaled approximately 28 million tons in 2000 and declined to approximately 24 million tons in 2001 and 2002 and 18 million tons in 2003. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

     The combination of increased domestic mini-mill capability, high U.S. dollar exchange rates, high import levels over several years and reduced domestic economic activity in recent years resulted in dramatically reduced domestic prices for most products and extreme financial distress in the domestic steel industry. Since January 1998, over 30 steel companies, including our company, have filed for protection under Chapter 11 of the Bankruptcy Code.

     On December 4, 2003, President Bush announced the rescission of trade remedies previously announced in March 2002, which were intended to provide protection against imports from certain countries. The elimination of the protections offered by these trade remedies may lead to increased competition from foreign importers and could have an adverse effect on our business, financial condition or results of operations. In the near term this factor has been offset by a high level of steel imports into China, which has been experiencing rapid growth, by a lower U.S. dollar exchange rate, and higher ocean shipping costs.

Certain Effects of Compliance with Environmental Regulations

     See Item 3 - Legal Proceedings under the heading “Environmental Matters” for a discussion of certain effects with regard to our compliance with environmental regulations.

Business Risk Factors

     Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks.

We may not be able to generate sufficient operating cash flow to service or refinance our indebtedness.

     We are highly leveraged. As of December 31, 2003, our current assets total $267.3 million, including $146.9 million of inventory, and our current liabilities total $259.5 million. As of December 31, 2003, our total secured indebtedness was approximately $340.7 million and total shareholders’ equity was approximately $104.6 million. We expect that our total debt service obligations will equal approximately $29.3 million in 2004 (assuming an average blended interest rate of 4.7% per annum) and $45.6 million in 2005 (assuming an average blended interest rate of 5.0% per annum) and that our debt service obligations will increase approximately $2.5 million for each 1.0% increase in interest rates. Although we believe that we will be able to generate sufficient operating cash flow to pay interest on all of our outstanding debt as those payments become due, there can be no assurance we will be able to do so. Our ability to meet our ongoing debt service obligations will depend on our ability to implement our business plan and a number of other factors, including factors beyond our control. There can be no assurance that we will generate sufficient operating cash flow to repay, when due, the principal amounts outstanding under our credit agreements at final maturity (which is expected to be in 2008 in the case of the term loan agreement and 2006 in the case of the revolving loan agreement) or the other indebtedness described herein. We expect that we will be required to refinance such amounts as they become due and payable; however, there can be no assurance that any such refinancing will be consummated or, if consummated, will be in an amount sufficient to repay our obligations or will be on terms satisfactory to us. If we are unable to refinance all or any significant portion of our indebtedness, we may be required to sell assets or equity interests in our company, and there can be no assurance that such sales will be consummated or, if consummated, will be in an amount sufficient to repay our obligations in full or will be on terms satisfactory to us.

We may not be able to comply with our financial covenants.

     We are subject to certain financial covenants contained in the credit agreements, including without limitation, a covenant under our revolving credit facility that we will maintain net borrowing availability of at least $50 million through at least March 31, 2005. As of December 31, 2003, our net excess availability over the required minimum $50 million net borrowing availability was $6.7 million. Our ability to comply with these financial covenants will depend on our future performance, which may, in turn, be subject to prevailing economic conditions and other factors beyond our control. Our failure to comply with these covenants could result in a default or an event of default, permitting the lenders to accelerate the maturity of our indebtedness under the credit agreements and to foreclose upon any collateral securing our indebtedness. Any default, event of default or acceleration could also result in the acceleration of our other indebtedness to the extent the documents governing our other indebtedness contain cross-default or cross-acceleration provisions.

Restrictive covenants in our debt instruments may limit our flexibility.

     Our credit agreements contain restrictive financial and operating covenants, including provisions that limit our ability to make capital expenditures. Although we believe that we will have sufficient resources and flexibility under the credit agreements to make the capital expenditures necessary to maintain our competitive position, there can be no assurance that we will be able to make all necessary capital expenditures. If we are unable to make necessary capital expenditures as a result of these covenants, our competitive position could be adversely affected. Our high leverage, together with restrictions that have been placed on us under the credit agreements may limit our ability to obtain additional financing and to take advantage of significant business opportunities that may arise. In addition, such leverage will increase our vulnerability to adverse general economic and steel industry conditions.

Our business is subject to intense competition.

     We believe we are the sixth largest integrated steel producer in the United States. We compete with domestic steel producers, steel processors, mini-mills and foreign importers. Many of our large competitors have superior credit ratings and, because of these competitors’ larger size and superior credit ratings, we may be at a disadvantage in competing with them. In addition, our volume and selling prices are dependent on the behavior of our competitors, some of which already enjoy better cost structures than we do. Some of our competitors are in bankruptcy and may emerge from bankruptcy with more favorable cost structures than ours. There can be no assurance that our competitors will not be successful in capturing our market share or that we will not be required to reduce selling prices in order to compete with them.

     Domestic integrated steel producers like us have lost market share in recent years to domestic mini-mill producers. Mini-mills produce steel by melting scrap in electric furnaces. Although mini-mills generally produce a narrower range of steel products than integrated producers, they typically enjoy competitive advantages over integrated steel producers such as lower capital expenditures for construction of facilities, lower raw material costs and non-unionized work forces with lower employment costs and more flexible work rules.

     The United States is the largest steel consuming country in the western world and represents a major market for steel producers from Europe, Japan, Korea, and other foreign countries. We sell approximately 99% of our products to the domestic U.S. market. Steel imports to the United States accounted for an estimated 19% of the domestic steel market for the year 2003, 26% for the year 2002 and 24% for the year 2001. Imports of steel to the U.S. generally depress domestic price levels and have an adverse effect upon our revenue, income and cash flows.

We depend significantly on our suppliers for raw materials.

     We purchase the raw materials used to produce our products from a limited number of suppliers. We rely on our relationships with these suppliers to allow us to produce the products we sell. While we currently have favorable working relationships with our suppliers, we cannot be sure that these relationships will continue in the future. Additionally, we cannot guarantee the availability or pricing of raw materials. If any of our suppliers were to experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, we might not be able to satisfactorily fulfill our customers’ orders and our business, financial condition and results of operations could be materially and adversely affected.

We may be unsuccessful in constructing and operating our electric arc furnace.

     Our business plan depends, in part, upon the successful construction and operation of a new electric arc furnace in order to increase productivity and profitability. We have not previously constructed an electric arc furnace. In addition, our new electric arc furnace will be the world’s largest operation of its kind. This process of constructing a new facility (especially at a scale larger than any currently in use) is a considerable undertaking, requiring substantial expense and time, as well as the coordination of numerous contractors and other third parties. Many factors beyond our control, such as compliance with environmental regulations, technical or mechanical problems, lack of availability of capital and other factors, may prevent or hinder our completing this project or completing it within our projected budget and time schedule. Failure to successfully manage the construction of the facility, to successfully meet timing and cost projections, or to successfully begin operation of the electric arc furnace may adversely affect our business prospects and competitive position in the industry.

     In addition, electric arc furnaces occasionally experience quality control issues due to the large percentage of scrap used. If we experience significant quality control problems, our competitive position in the industry may be adversely affected.

Our industry’s excess production capacity may negatively affect our cash flow and results of operations.

     In recent years, global steel production capacity has exceeded global demand for steel products. This has caused shipment and production levels in the industry, including for our operations, to vary from year to year and from quarter to quarter, affecting our cash flows and results of operations. Over the past five years, our steel shipments have varied from a high of 2.4 million net tons in 1999 to a low of 2.0 million net tons in 2001 and production levels as a percentage of capacity have ranged from a high of 101.9% in 1998 to a low of 81.0% in 2001. Many factors influence these results, including demand in the domestic market, international currency conversion rates and domestic and international government actions and economic conditions. Excess production capacity, as well as other factors, can result in lower market prices for our products. Our success is largely dependent on prices for our products and any substantial or extended decline in the price of our products below current levels will have a material adverse effect on our business operations and future revenues.

Demand for our products is cyclical.

     Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the appliance and construction industries. As a result, downturns in the U.S. economy or in any of the industries we support could adversely affect our results of operations and cash flows. We cannot be sure that we will be able to sustain our level of total revenue or rate of revenue growth, if any, on a quarterly or annual basis. It is likely that, in some future quarters, our operating results may fall below our targets and the expectations of stock market analysts and investors. In such event, the price of our common stock could decline significantly.

We may have additional capital needs for which our internally generated cash flow and borrowing may not be adequate.

     Our operations are capital intensive. Our projections as of December 31, 2003, forecast that capital expenditures for the four-year period ending December 31, 2007 will aggregate approximately $302.2 million, which includes $88.0 million for the electric arc furnace that is provided from a restricted cash account. There can be no assurance that we will be able to fund these requirements from operating cash flow and out of the proceeds of borrowings under the credit agreements, although our projections assume we will. If we are unable to fund our capital requirements, we may be unable to execute our business plan.

A significant interruption or casualty loss at any of our facilities could reduce our production.

     Our steel-making facilities may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions. Any shutdown or interruption of a facility would reduce the production from that facility and we would be unable to conduct our business for an indefinite period of time at that facility, which would substantially impair our business. To the extent these events are not covered by insurance, our cash flows may be adversely impacted by events of this type.

A substantial portion of our workforce is unionized, which could affect our business.

     The majority of our hourly employees are covered by a collective bargaining agreement with the USWA that expires on September 1, 2008. Other hourly employees either are represented by other unions or are non-union operating employees. Although we believe that we have favorable relationships with our union employees, we have experienced work stoppages in the past. Any potential strikes or work stoppages in the future, and the resulting adverse impact on our relationships with our customers, could have a material adverse effect on our business, financial condition or results of operations. Additionally, other steel producers may have or may be able to negotiate labor agreements that provide them with a competitive advantage. In addition, many mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.

Environmental compliance and remediation could decrease our net cash flow, reduce our results of operations and impair our financial condition.

     Our business is subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. These environmental laws and regulations, particularly the Clean Air Act, could result in substantially increased capital, operating and compliance costs. We also are involved in a number of environmental remediation projects at operating locations and are involved in a number of other remedial actions under federal and state law. Environmental expenditures were $1.0 million in 2003, $1.7 million in 2002 and $0.8 million in 2001. Accrued environmental liabilities total $14.7 million as of December 31, 2003.

     If we are unable to comply with environmental regulations, we may be unable to maintain our operations, and if the costs of compliance exceed our projections, our business, financial condition and results of operations could suffer materially.

Our healthcare costs for active employees and future retirees may exceed our projections and may negatively affect our competitive position.

     We maintain defined benefit retiree healthcare plans covering all union represented employees upon their retirement. We also provide medical benefits for retired salaried employees until they reach the age of 65. Healthcare benefits for active employees and future retirees are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both the subject of various cost-sharing features. These benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. If our costs under our benefit programs for active employees and future retirees exceed our projections, our business, financial condition and results of operations could be materially adversely affected. Additionally, mini-mills, foreign competitors and many producers of products that compete with steel typically provide lesser benefits to their employees and retirees, and this difference in cost could adversely impact our competitive position.

     Our collective bargaining agreement entered into pursuant to our plan of reorganization provides for fixed contributions and profit-sharing commitments to a VEBA trust. The VEBA trust was established to provide health care and death benefits to certain current retirees and their dependants. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption of “VEBA Trust” for further information about the VEBA trust.

Certain U.S. federal income tax considerations may increase the amount of taxes we pay and could affect our ability to implement our business plan.

     Certain U.S. federal income tax implications of our bankruptcy and reorganization may increase our U.S. federal income tax liability. The U.S. federal income tax consequences of the implementation of our plan of reorganization to holders of claims in our Chapter 11 proceedings are complex and subject to uncertainty. Certain U.S. tax attributes of our company, including net operating loss carryovers, may be reduced or eliminated as a consequence of our plan of reorganization. Our estimated net operating loss carryovers at December 31, 2003 expire as follows: $137.5 million in 2011; $0.1 million in 2019; $44.8 million in 2020; $34.8 million in 2021; $0.2 million in 2022; and $116.1 million in 2023. The elimination or reduction of net operating loss carryovers and other tax attributes may increase the amount of tax payable by our company following the implementation of our plan of reorganization as compared with the amount of tax payable had no such elimination or reduction been required. We do not believe it likely that a material portion of our net operating loss carryovers or other tax attributes will be reduced or eliminated. However, because we depend significantly on our ability to use these tax attributes, we might be unable to implement our business plan if our ability to use these tax attributes were to be materially reduced or eliminated, either in connection with our plan of reorganization or for some other reason (such as the occurrence of certain substantial transfers of our capital stock within a certain period of time).

Future sales by our existing stockholders could adversely affect the market price of our common stock.

     Sales of our common stock in the public market could adversely affect the market price of our common stock. Our 10,000,000 shares of common stock outstanding are freely tradable subject only to volume limitations under the Securities Act on sales by affiliates and the transfer restrictions contained in our agreement with the VEBA trust, as described below. If one or more of our stockholders sell or offer to sell a significant number of shares of common stock, the market price of our stock could decline substantially. In this regard, we note that the VEBA trust, which beneficially owns 40.0% of our outstanding common stock, is likely to wish to sell shares of common stock so that it can fulfill its purpose of paying health and welfare benefits to certain retirees and their dependents.

We do not expect to pay dividends.

     Because all cash flow will be used in the foreseeable future to make payments under our credit agreements and because applicable plan of reorganization documents may restrict or prohibit the payment of dividends, we do not anticipate paying any dividends on our common stock until the indebtedness outstanding under our credit agreements is repaid in full or refinanced. Certain institutional investors who are only permitted to invest in dividend-paying equity securities or operate under other restrictions prohibiting or limiting their ability to invest in securities similar to our common stock may not be able to invest in our common stock.

The largest beneficial owner of our shares, the VEBA Trust, will have the ability to exercise substantial influence over our affairs.

     Pursuant to our plan of reorganization, the largest beneficial owner of our shares, the VEBA trust, beneficially owns 4 million shares, or 40%, of our outstanding common stock. Even though it has agreed to abstain from voting 1.3 million of its shares in any election of directors, the VEBA trust, whether acting alone, or together with other holders of substantial portions of our common stock, is in a position to exercise a controlling influence over our operations and business strategy and has sufficient voting power to control the outcome of matters requiring shareholder approval. These matters may include:

•	the composition of our board of directors which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our articles of association which govern the rights attached to our common stock.

     This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control.

     Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, serving initial, staggered terms of one year, two years, and three years, respectively;

•	there are limitations on who can call special meetings of stockholders;

•	stockholders may not take action by written consent; and

•	provisions of Delaware law and our stock option plans may discourage, delay or prevent a change of control of WPC or unsolicited acquisition proposals

Available Information

     We maintain an Internet Website http://www.wpsc.com. We make available free of charge under the “Financial Reports” heading on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or finished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after providing such information electronically to the SEC. In addition, we also make available free of charge under the “Investor Relations” heading on our website, the Company’s audit committee, compensation committee, nominating/corporate governance committee, executive committee, safety committee and finance committee charters, as well as, the Company’s corporate governance guidelines, code of business conduct, whistleblower policy, and policy on trading of securities.

Item 2 - Properties

Steubenville Complex

     We have one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that generally produce 90% of coke requirements, two operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. A railroad bridge owned by us connects the Ohio and West Virginia locations, which are separated by the Ohio River. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot-rolled products, which are either sold to third parties or shipped to other of our facilities for further processing into value-added products.

     Other Plants

     The following table lists our other principal plants and the annual capacity of the major products produced at each facility:

	Capacity
Locations and Operations	Tons/Year	Major Product
Allenport, Pennsylvania: Continuous pickler, tandem mill, temper mill and annealing lines	1,120,000	Cold-rolled sheets
Beech Bottom, West Virginia: Paint lines	308,000	Painted steel in coil form
Martins Ferry, Ohio: Temper mill, zinc coating lines	750,000	Hot-dipped galvanized sheets and coils
Yorkville, Ohio: Continuous pickler, tandem mill, temper mills and annealing lines	660,000	Blackplate and cold-rolled sheets

     All of the above facilities are currently owned by us and are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

     We also own or lease fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado; Bradenton, Florida; Fallon, Nevada; and Rankin, Pennsylvania.

     We maintain regional sales offices in Chicago, Pittsburgh and our corporate headquarters in Wheeling, West Virginia.

     All of our property and equipment are subject to liens granted pursuant to our plan of reorganization, as described below in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3 - Legal Proceedings

     We are defendants from time to time in routine lawsuits incidental to our business. We do not believe that any proceedings, individually or in the aggregate, will have a material adverse effect on us.

Bankruptcy Proceedings

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

     As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on December 20, 2002, our First Amended Joint Plan of Reorganization on January 9, 2003, our Second Amended Joint Plan of Reorganization on May 5, 2003 and our Third Amended Joint Plan of Reorganization on May 19, 2003, reflecting the final negotiations with pre-petition noteholders, pre-petition trade creditors and unionized employees. Our plan of reorganization was confirmed on June 18, 2003 and became effective on August 1, 2003.

Environmental Matters

     Prior to confirmation of our plan of reorganization effective August 1, 2003, we settled all pre-petition environmental liability claims made by state (Ohio, West Virginia, Pennsylvania) and federal (USEPA) environmental regulatory agencies. Consequently, we believe we have settled and/or discharged environmental liability for any CERCLA (Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

     Currently, we estimate that stipulated penalties and fines for post-petition events and activities through December 31, 2003 total $1,931,500. These claims arise from instances in which we exceeded post-petition consent decree terms, including: (a) $234,500 related to a July 1991 USEPA consent decree for water discharges to the Ohio River; (b) $75,000 related to a September 20, 1999 Ohio EPA consent decree for our coke oven gas desulfurization facility; and (c) $1,622,000 related to a January 30, 1996 USEPA consent decree for our coke oven gas desulfurization facility.

     In September 2000, we entered into a consent order with the West Virginia Department of Environmental Protection wherein we agreed to remove contaminated sediments from the bed of the Ohio River. We spent approximately $1.4 million on these activities in 2002 and an additional $400,000 in 2003. During removal activities in 2003, we discovered a broader area of contaminated sediments. We identified the spatial limits of these contaminated sediments and estimate their removal costs at $4.0 million.

     We are under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at our Coke Plant in Follansbee, WV. USEPA has approved our investigation Workplan, and field activities are scheduled for 2004. Following our investigation we will perform a Corrective Measures Study to determine possible remedial measures. We expect some remediation measures will be necessary and could commence within the next three to five years. We have reserved approximately $5.2 million for such remediation measures. However, until the field investigation is completed and the EPA approves our remediation plan, the full extent and cost of remediation cannot be ascertained.

     The USEPA conducted a multimedia inspection of our Steubenville, Mingo Junction, Yorkville and Martins Ferry, Ohio and Follansbee, West Virginia facilities in March and June 1999. The inspection covered all environmental regulations applicable to these plants. Many of the issues have been resolved and settled prior to emergence from Chapter 11 bankruptcy. We have reserved $1.4 million for resolution of outstanding issues.

     Capital expenditures for environmental projects totaled $1.7 million in 2002 and $1.0 in 2003. We estimate capital expenditures for environmental projects to be $3.6 million for 2004, $9.3 million for 2005 and $7.0 million for 2006. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

     Non-current accrued environmental liabilities totaled $18.1 million in 2002 and $14.7 million in 2003. These accruals were based on all information available to the Company. As new information becomes available, including information provided by third parties and new or changing environmental regulations, the liabilities are reviewed and the accruals are adjusted accordingly on a quarterly basis. We believe we have adequately provided for our present environmental liabilities using our best judgment of known issues.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

PART II

Item 5 - Market for the Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

     Wheeling-Pittsburgh Corporation common stock is listed for quotation on the Nasdaq National Market (NNM) under the symbol “WPSC.” Shares of Wheeling-Pittsburgh Corporation common stock began trading on the NNM on October 28, 2003.

     The Company issued 10,000,000 shares of Common Stock on August 1, 2003 pursuant to the plan of reorganization. The Company believes that the issuance of these shares pursuant to its plan of reorganization was exempt from registration under the Securities Act of 1933 and state securities laws pursuant to Section 1145 at the Bankruptcy Code.

     The number of shares of Common Stock issued and outstanding as of March 3, 2004 was 10,000,000. On that date, there were 2,356 holders of record of Common Stock.

     The prices set forth in the following table represent the high and low closing sales prices for the common stock as reported by NNM:

	High	Low
Fourth Quarter Ended December 31, 2003 (from October 28, 2003 through December 31, 2003)	$26.47	$5.40

     We currently intend to retain earnings for the continued development and expansion of our business. In addition, the terms of our credit agreements and indentures impose restrictions and limitations on the payment of dividends and the making of other distributions in respect of WPC’s common stock. Pursuant to the terms of our credit agreements, so long as any loan or other amounts are owing thereunder, WPC is prohibited from directly or indirectly declaring or paying any dividend or making any other distribution on its common stock (other than dividends payable solely in its common stock). Similarly, pursuant to the terms of the indentures governing its Series A and Series B Notes, WPSC is prohibited from declaring or paying any dividend or making any other distribution on its common stock (other than dividends and distributions payable in its common stock). In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of our Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA

Five Year Statistical (Dollars in Thousands)

	Reorganized
	Company	Predecessor Company
		Seven
		Months
	Five Months	Ended
	Ended Dec. 31,	July 31,	Year Ended December 31,

	2003	2003	2002	2001	2000	1999
Consolidated Statement of Operations:
Net sales	$396,902	$570,439	$979,993	$835,640	$1,119,031	$1,117,744
Cost of products sold (excluding Depreciation)	395,950	563,832	894,449	866,065	1,054,386	994,273
Depreciation	10,473	39,889	74,194	72,551	78,859	77,724
Selling, administrative and general expense	23,564	29,906	46,993	47,173	68,165	63,342
Reorganization and professional fee expense	(35)	8,140	11,755	14,200	4,140	—

Operating income (loss)	(33,050)	(71,328)	(47,398)	(164,349)	(86,519)	(17,595)
Reorganization adjustments
Fair value adjustments	—	(152,708)	—	—	—	—
Gain on discharge of debt	—	557,541	—	—	—	—
Reorganization income (expense)	—	(4,758)	1,262	9,249	(2,592)	—
Interest expense on debt	(10,215)	(9,185)	(15,987)	(17,448)	(35,969)	(37,931)
Other income (expense)	4,350	3,228	4,567	351	(3,015)	318

Income (loss) before taxes	(38,915)	322,790	(57,556)	(172,197)	(128,095)	(55,208)
Tax provision (benefit)	15	(641)	11	17	90,092	(20,723)
Net loss	($38,930)	$323,431	($57,567)	($172,214)	($218,187)	($34,485)

Employment:
Employment costs	$94,651	$143,265	$248,829	$253,529	$297,011	$297,170
Average number of employees	3,299	3,621	3,796	3,701	4,344	4,398
Production and Shipments:
Raw steel production - tons	958,816	1,399,853	2,528,000	2,267,000	2,345,000	2,436,000
Shipments of steel products - tons	912,937	1,305,046	2,214,000	2,027,000	2,354,000	2,426,000

	Reorganized Company		Predecessor Company
	As of December	As of July
	31,	31,	As of December 31,
	2003	2003	2002	2001	2000	1999
Financial Position:
Cash, cash equivalents and short term investments	$4,767	$7,382	$8,543	$7,586	$15,534	$—
Working capital (deficit)	7,765	47,100	(255)	(187)	121,406	(11,170)
Property, plant and equipment - net	387,765	360,213	530,568	593,888	666,454	653,234
Plant additions and improvements	(37,828)	(2,866)	10,971	5,033	97,287	72,146
Total assets	868,886	878,769	959,116	990,865	1,170,436	1,278,022
Long-term debt (including Current portion)	343,394	343,603	56,752	40,344	35,091	354,393
Liabilities subject to compromise	—	—	890,301	915,118	942,182	—
Stockholders’ equity (deficit)	104,613	142,500	(311,171)	(253,604)	(81,390)	136,797

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain of the statements contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain projections or other forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Readers are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, or similar expressions and the negative thereof. Readers are referred to Item 1 - Business under the heading “Risk Factors” in this Annual Report on Form 10-K, which identifies important risk factors that could cause actual results to differ from those contained in any such forward-looking statements. These risk factors include, among others, the Company’s potential inability to generate sufficient operating cash flow to service or refinance its indebtedness, concerns relating to financial covenants and other restrictions contained in its credit agreements, intense competition, dependence on suppliers of raw materials, an unscheduled outage of operating equipment, the difficulties involved in constructing an electric arc furnace, and cyclical demand for steel products. In addition, any forward-looking statements represent the Company’s views only as of the date of this filing and should not be relied upon as representing its views as of any subsequent date. While the Company may elect to update these forward-looking statements from time to time, it specifically disclaims any obligation to do so.

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

Fresh Start Reporting

     In accordance with SOP 90-7, we adopted “Fresh Start Reporting’’ for our reorganized company and recorded assets and liabilities at their fair values. Equity value was determined with the assistance of independent advisors. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.

Other Postemployment Benefits (OPEB)

     The traditional medical and life insurance benefits that were provided to past retirees were terminated effective October 1, 2003. Pursuant to the new labor agreement, which we entered into in connection with our plan of reorganization, past retirees will receive medical and life insurance benefits under a VEBA trust. Future retirees under the new labor agreement will be covered by a medical and life insurance program similar to that of active employees. Eligible pensioners and surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage. Because these benefits provided by us will be paid in the future over what could be many years, we use an independent actuary to help us estimate the accrued liability at each year-end balance sheet date. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

     We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 8.25% in 2003. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2008 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would result in approximate increases in the accumulated postretirement benefit obligation of $19.2 million. A 1% decrease in the health care cost trend rate would result in approximate decreases in the accumulated postretirement benefit obligation of $16.7 million.

     The discount rate applied to our OPEB obligations is based on an estimate of the current interest rate at which our OPEB obligations could be settled at the balance sheet date. In estimating this rate, we consider high quality bond rates and the expected payout period of our OPEB obligations. Based on this evaluation, we lowered the discount rate used to measure our OPEB obligation at December 31, 2003 from 6.5% to 6.0%.

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

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations”, effective January 1, 2003. SFAS 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption did not have a material impact on the Company.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will impact the timing of the recognition of costs associated with an exit or disposal activity, The Company has adopted SFAS 146 but has not experienced any activity since its reorganization that would require application of SFAS 146.

     In January 2003, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In May 2003 the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as liability or an asset in some circumstances. In most cases these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company.

     In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest entities, an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation at December 31, 2003.

Results of Operations

     The consolidated financial statements from and after the effective date of our Plan of Reorganization (“POR”), August 1, 2003, are those of a new reporting entity (the “Reorganized Company”) and are not comparable to the pre-confirmation periods of the old reporting entity (the “Predecessor Company”).

Five Months Ended December 31, 2003 – “Reorganized Company”

     Net sales for the five-month reorganized period ended December 31, 2003 totaled $396.9 million on shipments of steel products totaling 912,937 tons. Steel prices averaged $435 per ton. The average steel price per ton reflects a mix of products that includes 30.2% hot rolled and $0.9 million of toll processed revenue.

     Cost of goods sold totaled $396 million for the five-month reorganized period. Cost of goods sold averaged $434 per ton shipped. Raw material costs and fuel costs were impacted by market prices higher than in recent years. The raw steel production operating rate during the five-month period, which included a 15 day planned outage in November, was 89.1%

     Depreciation expense totaled $10.5 million for the five-month period on fixed assets totaling $387.8 million. Fixed assets were recorded at fair value based on independent appraisals as part of the reorganization.

     Selling, administrative and general expense totaled $23.6 million for the five-month period.

     Interest expense totaled $10.2 million for the five-month period. Long term debt totaled $340.7 million and the revolving credit facility ranged between $36.9 million and $79.3 million. Interest expense also includes amortization of capitalized finance costs.

     Miscellaneous income totaled $4.4 million for the five-month period and primarily reflects equity earnings of our joint ventures.

     Net loss for the Five-month period ended December 31, 2003 totaled $38.9 million, or a $4.10 loss per basic and diluted share.

Seven Months Ended July 31, 2003 – “Pre-Reorganization”

     Net sales for the seven-month pre-reorganization period ended July 31, 2003 totaled $570.4 million on shipments of steel products totaling 1,305,046 tons. Steel prices averaged $437 per ton. The average steel price per ton decreased from $443 per ton in 2002. The decrease in average steel price per ton reflects a lower valued mix of products and lower volume of toll processed steel.

     Cost of goods sold for the seven-month period totaled $563.8 million. Cost of goods sold average $432 per ton shipped, compared to $404 per ton in 2002. The increase in cost per ton primarily reflects increased costs of raw materials and fuels.

     The raw steel production operating rate during the seven-month period was 93.7% of capacity, down from the 98.3% rate in 2002.

     Depreciation expense for the seven-month period totaled $3.9 million, reflecting lower monthly depreciation expense than in 2002 due to lower production volumes under the modified units of production method and increased levels of fully depreciated assets.

     Selling, administrative and general expense for the seven-month period totaled $29.9 million, up slightly from the monthly average expense in 2002 due to higher employment costs, higher property taxes and property insurance costs.

     Reorganization and professional fee expense totaled $8.1 million for the seven-month pre-reorganization period. Non-recurring gains totaled $400.1 million for the seven-month period as a result of the Company’s emergence from bankruptcy as of July 31, 2003. The $557.5 million gain on discharge of debt reflects pre-petition liabilities in excess of distributions made pursuant to our POR. The $152.7 million fair value adjustment primarily reflects the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.8 million.

     Interest expense for the seven-month period totaled $9.2 million, which primarily reflects interest on the revolving credit facility.

     Net income for the seven-month pre-organization period ended July 31, 2003 totaled $284.5 million.

2002 Compared to 2001

     Net sales for 2002 totaled $980.0 million on shipments of 2.2 million tons of steel products, compared to $835.6 million on shipments of 2.0 million tons in 2001. The increase in revenues is due primarily to an 8.2% increase in prices and a 9.4% increase in volume of steel products shipped. The increase in tons shipped is primarily attributable to increased shipments to joint ventures and affiliates. Average sales prices increased from $412 per ton shipped to $443 per ton shipped primarily due to import tariffs imposed in March 2002 and reduced domestic supply resulting from temporary closures of steel-making capacity.

     Cost of goods sold decreased from $427 per ton shipped in 2001 to $403 per ton shipped in 2002. The decrease in operating cost per ton is due primarily to a decrease of $3 per ton for labor, a decrease of $15 per ton for raw materials, a decrease of $10 per ton for fuels, a decrease of $3 per ton for supplies, and the efficiencies of higher operating levels. The operating rates for 2002 and 2001 were 98.3% and 88.2%, respectively.

     Depreciation expense increased to $74.2 million in 2002, compared to $72.6 million in 2001, due primarily to increased levels of raw steel production and its effect on our units of production depreciation method ($0.8 million increase), as well as an increase in the level of depreciable assets.

     Selling, administrative and general expense decreased to $47.0 million in 2002 from $47.2 million in 2001. The decrease is due primarily to a decrease of $3.2 million in labor costs, partially offset by an increase of $1.6 million in sales commissions and an increase of $1.0 million in property taxes.

     Reorganization and professional fee expense decreased to $11.8 million in 2002 from $14.2 million in 2001 due to less professional services required as the reorganization process evolved. Legal expense related to the reorganization decreased to $4.9 million in 2002 as compared to $5.3 million in 2001. Accounting and reorganization advisory expense related to the reorganization decreased to $3.5 million in 2002 as compared to $4.4 million in 2001 and other professional services expense decreased to $3.3 million in 2002 from $4.4 million in 2001.

     Reorganization income for 2002 decreased to $1.3 million from $9.2 million in 2001. The income in 2001 was primarily related to the sale of Pittsburgh-Canfield Corporation (subsequently known as PCC Survivor Corporation) assets. A gain of $9.8 million was recorded as a result of the sale.

     Interest expense decreased to $16.0 million in 2002 from $17.4 million in 2001. Interest expense decreased due primarily to a decrease of $4.5 million in interest expense on the debtor-in-possession credit facility in 2002, partially offset by an increase of $2.4 million in capitalized interest in 2001 as compared to 2002.

     Other income increased to $4.6 million in 2002 from $0.4 million in 2001. The increase is a result of higher equity income on joint venture investments and the absence of a royalty receivable write down of $1.8 million in 2001. Equity income totaled $3.9 million in 2002 and $1.3 million in 2001.

     Net loss totaled $57.6 million in 2002, compared to a net loss of $172.2 million in 2001.

2001 Compared to 2000

     Net sales for 2001 totaled $835.6 million on shipments of 2.0 million tons of steel products, compared to $1.1 billion on shipments of 2.4 million tons in 2000. The decrease in revenues is due to a 13.9% decrease in shipments and a 12.0% decrease in prices. The decrease in tons shipped is primarily attributable to a slow economic environment, reduced demand for flat-rolled steel products and high levels of imported steel. Average sales prices decreased from $475 per ton shipped to $412 per ton shipped primarily due to severe pressure on steel prices due to the significant increase in low-priced steel imports in a depressed economy.

     Cost of goods sold decreased from $448 per ton shipped in 2000 to $427 per ton shipped in 2001. The decrease in operating cost per ton is due primarily to a decrease of $14 per ton for labor, a decrease of $10 per ton for raw materials, and a decrease in maintenance spending of $7 per ton. The operating rates for 2001 and 2000 were 88.2% and 88.7%, respectively. Raw steel production was 100% continuous cast.

     Depreciation expense decreased to $72.6 million in 2001, compared to $78.9 million in 2000 due primarily to reduced levels of raw steel production and its effect on our units of production depreciation method ($1.5 million decrease), and a decrease in the level of depreciable assets.

     Selling, administrative and general expense decreased to $47.2 million in 2001 from $68.2 million in 2000. The decrease is due primarily to a decrease of $7.8 million in labor costs, a reduction of $4.8 million in general professional services, and a decrease of $4.9 million in property taxes.

     Reorganization and professional fee expense increased to $14.2 million in 2001 from $4.1 million in 2000. Due to the bankruptcy filing in November 2000, the expense was less in 2000 as compared to 2001, in which a full year of expense was incurred. In the first full year into the reorganization, legal expense related to the reorganization increased to $5.3 million in 2001 from $2.9 million in 2000. Accounting and reorganization advisory expense related to the reorganization increased to $4.4 million in 2001 from $0.6 million in 2000 and other professional services expense increased to $4.4 million in 2001 from $0.7 million in 2000.

     Reorganization income was $9.2 million in 2001 as compared to the $2.6 million expense in 2000. The income in 2001 was primarily related to the sale of Pittsburgh-Canfield Corporation (subsequently known as PCC Survivor Corporation) assets, which resulted in a gain of $9.8 million, as compared to the expense in 2000 of $2.6 million related to the write off of deferred financing costs related to pre-petition credit and securitization agreements.

     Interest expense decreased to $17.4 million in 2001 from $36.0 million in 2000. The decrease is due primarily to the bankruptcy filing in the fourth quarter of 2000 and the avoidance of interest charges and payment related to pre-petition debt.

     Other income was $0.4 million in 2001 as compared to an expense of $3.0 million in 2000. The increase is primarily the result of the elimination of securitization fees in 2001. The fees totaled $6.9 million in 2000.

     The tax provisions for 2001 and 2000 were $17 thousand and $90.1 million, respectively. The year 2000 tax provision reflects a change in valuation allowance of $149.7 million as we considered it more likely than not that deferred tax assets would not be realized. Also, a $23.9 million reserve was released to income upon settlement of prior year taxes.

     Net loss totaled $172.2 million in 2001, compared to a net loss of $218.2 million in 2000.

Liquidity and Capital Resources

     Since our emergence from Chapter 11 bankruptcy proceedings, our primary sources of liquidity have been cash flows from operations, term loans under our $250 million senior secured term loan facility, revolving credit loans under our $225 million senior secured revolving credit facility, and a $10 million unsecured loan from WHX Corporation. We have used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. We expect to use the remainder of the proceeds to fund our ongoing operations, to service debt, to fund working capital, to make capital expenditures on our existing facilities and our planned construction of an electric arc furnace, and for general corporate purposes.

     As of December 31, 2003, we had the following amounts available for our working capital and planned capital expenditures: cash and cash equivalents of approximately $4.8 million; $87.1 million of restricted cash from borrowings under our term loan facility for construction of the electric arc furnace; and $6.7 million of availability under our new revolving credit facility, after giving effect to a $50 million minimum availability requirement discussed more fully below. We expect that the effects of a new labor agreement, cancellation of indebtedness pursuant to our plan of reorganization and improved business conditions will produce positive operating cash flows through 2004. Therefore, we currently anticipate that we should be able to fund our debt service obligations and satisfy our long-term cash requirements without the need for additional funding.

     As of February 29, 2004, we had cash and cash equivalents of approximately $7.0 million; $79.5 million of restricted cash for construction of the electric arc furnace; and $8.0 million of availability under our revolving credit facility, after giving effect to a $50 million minimum availability requirement.

     As discussed below, our credit agreements require us to maintain borrowing availability of at least $50 million under our revolving credit facility or any replacement facility through at least March 31, 2005. We currently expect that we should be able to maintain this level of borrowing availability through the end of the current fiscal year. This expectation is based on our present belief that, among other things, increased raw material costs will be recovered through increased sales prices for our products and that the demand for and market price of steel products will increase in the near future. However, if increased costs of raw materials cannot be recovered or if market prices for steel products or customer demand do not rise as anticipated, it is possible that our borrowing availability could fall below $50 million.

The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date.

Collateral Type
Tangible and Intangible Assets and
	Joint Venture Equity Interest	Accounts Receivable and Inventory
Debt obligation secured by first security interest	$250 Million Term Loan	$225 Million Revolving Credit Facility

Debt obligation secured by second security interest	$40 Million Series A Notes	$250 Million Term Loan

Debt obligation secured by third security interest	$225 Million Revolving Credit	$40 million Series A Notes Facility
Facility

Debt obligation secured by fourth security interest	Deferred payment obligations	Deferred payment obligations in
	in respect of iron ore sales	respect of iron ore sales agreement with
	Itabira Rio Doce	with Itabira Rio Doce

Debt obligation secured by fifth security interest	$20 Million Series B Notes	$20 Million Series B Notes

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

Off-Balance Sheet Arrangements

     As of the date of this report we have no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures that are accounted for under the equity method. Pursuant to the joint venture agreements with OCC and Wheeling-Nisshin, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

Contractual Commitments

     As of December 31, 2003, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	Total		2004		2005 to 2006		2007 to 2008		Thereafter
	(Dollars in Millions)
Long-Term Debt(1)	$416.1		$22.2	(2)	$85.3	(3)	$225.2	(4)	$83.4	(5)
Capital Leases	11.4		1.7		2.4		1.8		5.5
Operating Leases:
Long Term	10.7		1.8		3.6		3.6		1.7
Month to Month	51.1		8.5		17.0		17.0		8.5
Other Long Term Liabilities:
OPEB	100.2	(6)	5.8		7.6		9.4		475.7
Coal Miner Retiree Medical	2.9		0.2		0.4		0.4		1.9
VEBA Trust	6.3	(7)	6.3		-		-		-
Worker’s Compensation	20.9	(8)	5.1		10.1		10.1		5.1
Purchase Commitments:
Oxygen Supply	78.6	(9)	7.2		14.4		14.4		42.6
Electricity	123.0	(10)	9.0		19.6		22.1		72.3
Coal	77.0	(11)	17.6		39.6		19.8		-
Other	2.8		2.8		-		-		-
Capital Commitments	88.0	(12)	85.6		2.4		-		-

Total Contractual Obligations	$989.0		$173.8		$202.4		$323.8		$696.7

(1)	The interest rate associated with the term loan is a floating rate. Interest payment projections in respect of the term loan assume that the interest rate for 2004 will be 4% per annum and will increase by 0.5% each year during the projection period.

(2)	Includes interest payment obligations for 2004 of approximately: $10.0 million in respect of the term loan; $3.3 million in respect of the Series A notes and the Series B notes; $613,000 in respect of the WHX note; $305,000 in respect of the loan agreement with the State of West Virginia; $150,000 in respect of the loan modification agreement with the Ohio Department of Development; $100,000 in respect of the modification and assumption agreement with Danieli Corporation; $16,000 in respect of the notes issued to Fata Hunter; and $1,200 in respect of the loan and security agreement with WesBanco.

(3)	Includes aggregate interest payment obligations for years 2005 and 2006 of approximately: $21.0 million in respect of the term loan; $6.5 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia;

$100,000 in respect of the loan modification agreement with the Ohio Department of Development; and $107,000 in respect of the modification and assumption agreement with Danieli Corporation.

(4)	Includes aggregate interest payment obligations for years 2007 and 2008 of approximately: $15.9 million in respect of the term loan; $7.0 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; and $5,000 in respect of the modification and assumption agreement with Danieli Corporation.

(5)	Includes aggregate interest payment obligations of approximately: $10.5 million in respect of the Series A notes and the Series B notes; and $1.6 million in respect of the WHX note.

(6)	Represents the estimated present value of our liability as of December 31, 2003. Amounts included for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and include the impact of assumed mortality, medical inflation and the aging of the population.

(7)	Amounts included for 2004 through 2008 and thereafter reflect an aggregate contribution of $6.3 million which will be credited against additional ongoing profit sharing contributions payable in cash and/or common stock that we are required to make to the VEBA trust.

(8)	Amount represents the present value of our liability as of December 31, 2003. Amounts included in “contractual payments due’’ for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information and anticipates payment of approximately $5.1 million per year.

(9)	The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $9.3 million in 2003, $7.0 million in 2002 and $7.5 million in 2001.

(10)	The Company entered into a 20-year take-or-pay contract in 1999, that was amended in 2003. The contract requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $8.8 million in 2003, $13.8 million in 2002 and $14.6 million in 2001. If the Company elects to terminate the contract early, as of December 31, 2003, a maximum termination payment of $37.0 million would be required.

(11)	In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $11.8 million in 2003, $16.4 million in 2002 and $7.3 million in 2001. As of December 31, 2003, if the Company elects to terminate the contract, a maximum termination payment of $37.4 million would be required.

(12)	In June 2003, the Company entered into an agreement for the supply of equipment and services with Junction Industries, Inc., pursuant to which Junction Industries has agreed to provide equipment and services to design, engineer, procure, fabricate, and assist the Company in the installation, commissioning, start-up and testing of one 250-ton (tap weight) electric arc furnace, one Consteel scrap conveyor system, ladle metallurgy furnace, baghouse and certain other associated equipment for incorporation into the electric arc furnace melt shop. The total cost of the electric arc furnace is expected to be $114.9 million. As of December 31, 2003, capital commitments remaining under the project total $88.0 million.

Projected Restructuring Capital Expenditures

     The projected cost of the electric arc furnace and the other restructuring capital projects provided for in our new business plan is approximately $110.9 million. It is anticipated these amounts will be expended over a period of three years as set forth in the table below:

	Projected Restructuring Capital Expenditures
	(Dollars in Millions)
	2004	2005	2006
Electric Arc Furnace	$85.6	$2.4	$—
Hot Strip Mill Roll Changers	—	—	12.5
Allenport Cold Mill Improvements	0.9	7.6	1.9

	$86.5	$10.0	$14.4

     In addition, a major rebuild of the No. 8 Coke Battery will be required with construction occurring in 2006. This rebuild is currently expected to require a capital investment of approximately $75 million. The spending for this investment will occur over the 3 year period of 2005 through 2007. Following completion of this rebuild, it is anticipated that the coke battery will have a service life of 12-15 years.

     These capital expenditures are to be financed with operating cash flows and borrowings under our new term loan facility and revolving credit facility, which we entered into pursuant to our plan of reorganization. The Electric Arc Furnace project is fully funded through a restricted cash account set up pursuant to our POR.

VEBA Trust

     In connection with our plan of reorganization and our collective bargaining agreement with the USWA, we established a plan to provide health care and death benefits to certain retirees and their dependents. The trust created under the benefits plan, which we refer to as the VEBA trust, is designed to constitute a tax-exempt voluntary employee beneficiary association. Pursuant to our plan of reorganization, we issued 4,000,000 shares of WPC common stock to the VEBA trust, of which 2,000,000 shares are creditable, at our discretion, against future required contributions of stock, as described below. The shares will be valued at the time of contribution. Commencing on October 1, 2003 and continuing through February 1, 2004, we were obligated to contribute $1.5 million on the first day of each month to the VEBA trust. Thereafter, from March 1, 2004 through August 1, 2004, we are obligated to contribute $0.3 million on the first day of each month to the VEBA trust. This aggregate contribution of $9.3 million will be credited against additional ongoing contributions that we are required to make to the VEBA trust. Such ongoing contributions are payable within 45 days of the end of each fiscal quarter and consist of an amount equal to:

•	40% of operating cash flow, between $16 and $24 of operating cash flow per ton of steel products sold to third parties, payable in cash;

•	12% of operating cash flow, between $24 and $65 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC;

•	25% of operating cash flow, above $65 of operating cash flow per ton of steel products sold to third parties, payable in cash; and

•	15% of operating cash flow below $30 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC, subject to compliance with dilution limitations.

     “Operating cash flow” for purposes of determining such contribution amounts is defined as earnings before interest and taxes of the Company, less any cost or expenses associated with the profit sharing plan, calculated on a consolidated basis in accordance with United States generally accepted accounting principles.

     All payments that, in our discretion, are payable in common stock of WPC are subject to U.S. Department of Labor restrictions on the amount of capital stock that can be held by the VEBA trust.

     Trusts that constitute voluntary employees’ benefit associations are subject to restrictions on the amount of stock that they are able to hold. We are in discussions with the U.S. Department of Labor to obtain a waiver that would permit the VEBA trust to continue to hold our common stock. We expect to receive the waiver, however, if no waiver is granted, the common stock is to be distributed to the beneficiaries under the welfare benefits plan or otherwise used to provide them with benefits.

     The VEBA trust has agreed to limit the number of shares of common stock that it may sell during the four years following the effective date of our plan of reorganization. During the first two years, the VEBA trust is not permitted to sell any of its initial 4 million shares of common stock without our authorization unless it holds, at the time of such sale, fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining initial 4 million shares within any consecutive twelve-month period. These restrictions will not apply to any additional shares of common stock contributed to the VEBA trust. We and the VEBA trust entered into an agreement imposing these stock transfer restrictions because our ability to retain or make use of certain net operating loss carry forwards may be affected by the number of shares of common stock that are transferred by significant stockholders during the two year period following the effective date of our plan of reorganization, and because both we and the VEBA trust wish to minimize the potential adverse impact that the sale of a large number of shares might have on the market for our common stock. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1,300,000 shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     Our company’s quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about the risk associated with our financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Price Risk and Related Risks

     In the normal course of business, our company is exposed to market risk or price fluctuation related to the purchase, production or sale of steel products. In addition, prices for our raw materials, natural gas and electricity requirements are subject to frequent market fluctuations. Our company’s market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. Additionally, we periodically enter into contracts for the advance purchase of natural gas in an effort to hedge against market fluctuations. Due to “mark to market” provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time.

Interest Rate Risk

     The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.

     Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. Pursuant to our plan of reorganization, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into new credit facilities. Under those new credit facilities, at December 31, 2003, we had outstanding $93.2 million aggregate principal amount of debt under fixed-rate instruments and $329.4 million aggregate principal amount of debt under variable-rate instruments. Since our portfolio of debt is comprised primarily of variable-rate instruments, the fair value of the debt is relatively insensitive to the effects of interest rate fluctuations. However, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable rate debt would have increased our fourth quarter 2003 interest expense by approximately $0.8 million.

Credit Risk

     Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.

Foreign Currency Exchange Risk

     Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 8 - Financial Statements and Supplemental Data

     The Company’s financial statements from and after the effective date of the plan of reorganization, August 1, 2003, are those of a new reporting entity (Reorganized Company) and are not comparable to the pre-confirmation periods of the old reporting entity (Predecessor Company). As a result, the independent auditors prepared two reports, one for the financial statements of the Reorganized Company and the other for the financial statements of the Predecessor Company.

Report of Independent Auditors

To the Board of Directors and Stockholders of Wheeling-Pittsburgh Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (Reorganized Company) at December 31, 2003 and the results of their operations and their cash flows for the period from August 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Ohio confirmed the Company’s Third Amended Joint Plan of Reorganization (the “plan”) on June 18, 2003. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before November 16, 2000 and substantially alters or terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on August 1, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of August 1, 2003.

/s/  PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of Wheeling-Pittsburgh Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 to July 31, 2003, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company filed a petition on November 16, 2000 with the United States Bankruptcy Court for the Northern District of Ohio for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Third Amended Joint Plan of Reorganization was substantially consummated on August 1, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2004

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31
(Dollars in Thousands except per share data)

	Reorganized	Predecessor Company
	Company
	Five Months	Seven Months	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	Dec. 31, 2003	July 31, 2003	2002	2001
Revenues:
Net sales	$396,902	$570,439	$979,993	$835,640
Cost and expenses:
Cost of products sold, excluding depreciation	395,950	563,832	894,449	866,065
Depreciation	10,473	39,889	74,194	72,551
Selling, administrative and general expense	23,564	29,906	46,993	47,173
Reorganization and professional fee expense	(35)	8,140	11,755	14,200

	429,952	641,767	1,027,391	999,989

Operating loss	(33,050)	(71,328)	(47,398)	(164,349)
Reorganization income (expense)
Fair value adjustments	—	(152,708)	—	—
Gain on discharge of debt	—	557,541	—	—
Other reorganization income (expense)	—	(4,758)	1,262	9,249
Interest expense on debt	(10,215)	(9,185)	(15,987)	(17,448)
Other income (expense)	4,350	3,228	4,567	351

Income (loss) before taxes	(38,915)	322,790	(57,556)	(172,197)
Tax provision (benefit)	15	(641)	11	17

Net income (loss)	$(38,930)	$323,431	$(57,567)	$(172,214)

Basic and diluted loss per share attributable to common stockholders	$(4.10)	*	*	*

Weighted average common shares outstanding basic and diluted	9,500,000	*	*	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation

See Notes to Consolidated Financial Statements

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
As of December 31
(Dollars in Thousands)

	Reorganized	Predecessor
	Company	Company
	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,767	$8,543
Trade receivables, less allowance for doubtful accounts of $2,061, and $1,314	104,025	130,593
Inventories	146,895	184,091
Prepaid expenses and deferred charges	11,583	7,477

Total current assets	267,270	330,704
Investment in associated companies	42,857	60,767
Property, plant and equipment, at cost less accumulated depreciation	387,765	530,568
Deferred income tax benefits	23,170	27,342
Restricted cash	87,138	—
Deferred charges and other assets	60,686	9,735

	$868,886	$959,116

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade payables	$76,108	$71,048
Short term debt	79,251	135,490
Payroll and employee benefits payable	57,862	36,339
Accrued federal, state and local taxes	10,744	8,839
Deferred income tax liabilities	23,170	27,342
Accrued interest and other liabilities	9,672	8,326
Long-term debt due in one year	2,698	43,575

Total current liabilities	259,505	330,959
Long-term debt	340,696	13,177
Other employee benefit liabilities	142,433	15,514
Other liabilities	21,639	20,336
Liabilities subject to compromise	—	890,301

Total liabilities	764,273	1,270,287

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock - $.01 Par value; 10 million shares issued and outstanding	100	—
Additional paid-in capital	149,901	335,138
Deferred compensation	(6,458)	—
Accumulated deficit	(38,930)	(646,309)

	104,613	(311,171)

	$868,886	$959,116

See Notes to Consolidated Financial Statements

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31
(Dollars in Thousands)

	Reorganized	Predecessor Company
	Company
	Five Months	Seven Months	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	Dec. 31, 2003	July 31, 2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(38,930)	$323,431	$(57,567)	$(172,214)
Items not affecting cash from operating activities:
Depreciation	10,473	39,889	74,194	72,551
Other postretirement benefits	(4,608)	(1,565)	(10,708)	(9,025)
Pension expense	—	—	—	860
Equity income of affiliated companies	(1,708)	(2,544)	(3,882)	(1,274)
Stock based compensation	1,041	—	—	—
Reorganization items:
Fair value adjustments	—	152,708	—	—
Gain on discharge of debt	—	(557,541)	—	—
Other reorganization (income) expense	—	4,758	(1,262)	(9,249)
Decrease (increase) from working capital elements:
Trade receivables	8,391	17,944	(24,131)	21,206
Inventories	7,769	19,769	(10,974)	36,705
Trade payables	(6,990)	9,900	9,749	6,062
Other current assets	(5,012)	918	1,425	9,824
Other current liabilities	(11,874)	(306)	12,483	(9,019)
Other items—net	6,190	(9,902)	(6,135)	2,732

Net cash used in operating activities	(35,258)	(2,541)	(16,808)	(50,841)

Cash flows from investing activities:
Plant additions and improvements	(37,828)	(2,866)	(10,971)	(5,033)
Payments from affiliates	325	600	—	1,031
Construction of equipment using restricted cash	24,862	—	—	—
Proceeds from sales of assets due to Chapter 11 proceedings	—	201	1,320	16,808
Dividends from affiliated companies	—	2,728	1,765	3,750

Net cash provided by (used in) investing activities	(12,641)	663	(7,886)	16,556

Cash flows from financing activities:
Long-term debt borrowings (payments)	(209)	(1,334)	16,408	5,253
Short term debt (DIP Facility) borrowings	—	1,724	8,286	3,293
Book overdraft	3,157	327	957	1,189
Short term debt borrowings (payments)	42,336	—	—	—
Receivables from affiliates	—	—	—	16,602

Net cash provided by financing activities	45,284	717	25,651	26,337

(Decrease) increase in cash and cash equivalents	(2,615)	(1,161)	957	(7,948)
Cash and cash equivalents at beginning of period	7,382	8,543	7,586	15,534

Cash and cash equivalents at end of period	$4,767	$7,382	$8,543	$7,586

See Notes to Consolidated Financial Statements

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31,
(Dollars in Thousands)

	Shares	Common	Additional	Deferred	Retained
	Outstanding	Stock	Paid-in Capital	Compensation	Earnings	Total
Predecessor Company
Balance at December 31, 2001	100	$0	$335,138	$0	($588,742)	($253,604)
Net loss	—	—	—	—	(57,567)	(57,567)
Balance at December 31, 2002	100	—	335,138	—	(646,309)	(311,171)
Net income	—	—	—	—	323,431	323,431
Fresh start adjustment	(100)	—	(335,138)	—	322,878	(12,260)
Balance at July 31, 2003 (prior to issuance of stock at reorganization)	—	—	—	—	—	—

Reorganized Company
Issuance of stock at reorganization at July 31, 2003 (prior to restricted stock award)	9,500,000	$95	$142,405	$0	$0	$142,500
Shares issued on July 31, 2003 for restricted stock award plans	500,000	5	7,495	(7,500)	—	—
Compensation expense recognized	—	—	—	1,042	—	1,042
Stock option grants	—	—	1	—	—	1
Net loss	—	—	—	—	(38,930)	(38,930)

Balance at December 31, 2003	10,000,000	$100	$149,901	($6,458)	($38,930)	$104,613

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—Bankruptcy and Reorganization

Overview

     Wheeling-Pittsburgh Corporation, or WPC, is a Delaware holding company that, together with its several subsidiaries and joint ventures, constitutes the sixth largest integrated producer of steel and steel products in the United States. Our principal operating subsidiary is Wheeling-Pittsburgh Steel Corporation, or WPSC, a Delaware corporation whose headquarters are located in Wheeling, West Virginia. WPC was organized as a Delaware corporation on June 27, 1920 under the name Wheeling Steel Corporation.

     We produce flat rolled steel products for the construction industry, steel service centers, converters, processors, and the container, automotive and appliance industries. Our product offerings are focused predominately on higher value-added finished steel products such as cold-rolled products, tin and zinc coated products and fabricated products. In addition, we produce semi-finished steel products and hot-rolled steel products, which represent the least processed of our finished goods.

     An operating division of WPSC, Wheeling Corrugating Company, also referred to as WCC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also holds a percentage ownership interest in two joint ventures that, together with WCC, account for nearly half of our sales. These joint ventures, Wheeling-Nisshin, Inc. and Ohio Coatings Company, also referred to as OCC, produce value-added steel products from materials and products supplied by us.

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

     Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization:

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by WPSC, which are collateralized by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC’s subsidiaries and is collateralized by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

•	All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America (USWA) which modified our existing labor agreement to provide for, among other things, future pension arrangements with the United Steelworkers of America and reductions in our employee-related costs.

•	WPC issued 4 million shares of its new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

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

Fresh-Start Reporting

     In accordance with Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted the provisions of fresh-start reporting as of July 31, 2003. In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the enterprise value of the entity. This value was based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the Reorganized Company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

     The following reconciliation of the Predecessor Company’s consolidated balance sheet as of July 31, 2003 to that of the Reorganized Company as of July 31, 2003 was prepared with the adjustments that give effect to the reorganization and fresh-start reporting. Since the December 31, 2003 financial statements have been prepared as if the Company is a new reporting entity, a black line has been shown on the financial statements to separate current results from prior-period information because they are not prepared on a comparable basis.

     The adjustments entitled “Reorganization” reflect the consummation of the Joint Plan of Reorganization, including the elimination of existing liabilities subject to compromise, and consolidated shareholders’ deficit, and to reflect the aforementioned $150 million equity value.

     The adjustments entitled “Fair Value Adjustments” reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment at its fair value.

     A reconciliation of fresh-start accounting recorded as of July 31, 2003 follows:

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
REORGANIZED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	Pre-					Post-
	Reorganization	Reorganization		Fresh Start		Reorganization
	July 31, 2003	Adjustments		Adjustments		July 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,382	$–		$–		$7,382
Trade receivables, less allowance for doubtful accounts of $1,916	112,649	(233)		–		112,416
Inventories	164,322	–		(9,658)		154,664
Prepaid expenses and deferred charges	6,559	12		–		6,571

Total current assets	290,912	(221)		(9,658)		281,033
Investment in associated companies	59,982	–		(19,505)	[d]	40,477
Property, plant and equipment, at cost less accumulated depreciation	493,514	–		(133,301)	[d]	360,213
Deferred income tax benefits	27,342	(3,860)	[b]	–		23,482
Restricted cash	–	112,000	[a]	–		112,000
Deferred charges and other assets	8,964	42,844	[g]	9,756	[g]	61,564

	$880,714	$150,763		$(152,708)		$878,769

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade payables	$81,275	$(1,334)	[a]	$–		$79,941
Short term debt	137,214	(100,299)	[a]	–		36,915
Payroll and employee benefits payable	35,118	32,795	[c]	–		67,913
Accrued federal, state and local taxes	10,054	1,200	[a], [c]	–		11,254
Deferred income tax liabilities	27,342	(3,860)	[a], [c]	–		23,482
Accrued interest and other liabilities	8,026	2,647	[a], [c]	–		10,673
Long term debt due in one year	43,433	(39,678)	[a], [c], [f]	–		3,755

Total current liabilities	342,462	(108,529)		–		233,933
Long-term debt	11,985	327,863	[a], [c]	–		339,848
Other employee benefit liabilities	17,317	124,981	[c]	–		142,298
Other liabilities	17,150	3,040	[a], [c]	–		20,190
Liabilities subject to compromise	879,455	(879,455)	[c]	–		–

Total liabilities	1,268,369	(532,100)		–		736,269
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.01 Par value; 10 million Shares issued and outstanding	–	100	[c]	–		100
Additional paid-in capital	335,138	149,900	[c] [g]	(335,138)	[d]	149,900
Deferred compensation	–	(7,500)	[e]	–		(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b], [c], [f]	182,430	[d]	–

	(387,655)	682,863		(152,708)		142,500

	$880,714	$150,763		$(152,708)		$878,769

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

[d] Reflects the adjustments to reflect “Fresh Start” accounting. These entries include the write-down of property, plant and equipment and joint venture interests to their appraised values, elimination of retained earnings and additional paid-in capital.

[e] Reflects restricted stock awards for the distribution of employee equity into trust.

[f] Reflects the cancellation of debt as a result of WHX Corporation forgiving its portion of the DIP term loan.

[g] Reflects the pre-funding of VEBA obligations with 4,000,000 shares of the Company’s common stock, intangible asset related to joint venture supply agreements, and goodwill.

Settlement and Release Agreement with WHX

     On May 29, 2001, WPC entered into a Settlement and Release Agreement with WHX as a compromise of disputed claims and issues, which was approved by the Bankruptcy Court. The principal terms of the agreement were that (i) WHX would pay $17 million to WPC; (ii) WHX agreed to purchase specified assets of Pittsburgh-Canfield Corporation (PCC) for an aggregate purchase price of $15 million plus the assumption of certain trade payables of PCC; (iii) the Tax Sharing Agreements between WHX and WPC would be terminated; (iv) WHX agreed not to charge WPC or any of its subsidiaries for any funding contributions or expense with respect to any defined benefit pension plans through and including the effective date of the Plan of Reorganization on July 31, 2003; and (v) WPC and/or any of its subsidiaries agreed to forego any claims then existing against WHX and its subsidiaries that were not part of WPC.

Sale of Pittsburgh-Canfield Corporation Assets

     On June 29, 2001, the Company executed an Asset Purchase Agreement with PCC Acquisition Co. Inc. (“PCC Acquisition Co.”), a wholly-owned subsidiary of WHX. The agreement provided for the sale of all assets to and the assumption of certain liabilities of PCC by PCC Acquisition Co. in exchange for $15 million. A Transition Services Agreement and a Steel Supply Agreement were also executed to facilitate the continuing operation of the business. PCC loaned the net proceeds to WPSC. An intercompany note receivable was recorded on PCC’s books. As part of the agreement, PCC changed its name to PCC Survivor Corp.

     NOTE B—New Labor Agreement

     The effective date of the new labor agreement with the USWA is August 1, 2003 and it expires on September 1, 2008. The new labor agreement provides for, among other things:

•	A buyout program for up to 650 employees to voluntarily terminate their employment and receive up to $40,000 and, if pension eligible, credit for all years of pension service at $40 per month per year of service.

•	Regular increases to bring wages up to parity with the pattern agreement by May 1, 2005.

•	Termination of the current medical and life insurance program for past retirees and the establishment of a new VEBA trust, primarily funded by profit sharing contributions and 40% of WPC’s common stock post-reorganization.

•	The establishment of a new medical and life insurance program for future retirees similar to that of active employees.

•	A new profit sharing plan based on operating profit. The Company has the right to pay profit sharing payments in either stock or notes.

•	Termination of accrual of service under the WHX pension plan as of July 1, 2003. All USWA represented employees will now be covered under the Steelworkers Pension Trust, a multi-employer defined benefit pension plan.

NOTE C— Accounting Policies

     The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

Basis of Presentation

     As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of fresh start reporting, consolidated financial statements for the Company for the periods subsequent to July 31, 2003, the effective date of the Company’s plan of reorganization, are referred to as the “Reorganized Company.” Such financial statements are not comparable to those for the periods prior to July 31, 2003, which are referred to as the “Predecessor Company.” A black line has been drawn in the consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh start reporting and new accounting pronouncements, adopted as of the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company with the exception of depreciation accounting (see below).

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

     Pursuant to the plan of reorganization, WPC cancelled all shares of its common stock that existed prior to the reorganization, at which point we ceased to be a subsidiary of WHX Corporation. WPC issued ten million shares of its new common stock in satisfaction of certain claims. The ten million shares issued included 500,000 shares issued as restricted stock awards which vest over three years, one-third on each anniversary date. The restricted stock awards are excluded from the weighted average shares outstanding until such time as the restrictions lapse. Outstanding stock options and stock grants are anti-dilutive and excluded from the calculation.

	Loss Per Share
	Five Months Ended December 31, 2003
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS and diluted EPS loss
Available to common shareholders	$(38,930)	9,500,000	$(4.10)

Business Segment

     The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company’s products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form and other products used primarily by the construction, highway and agricultural markets.

     Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company’s 10 largest customers (including Wheeling-Nisshin, an affiliate in which the Company has a 35.7% ownership interest and Ohio Coatings Company (“OCC”), an affiliate in which the Company has a 50% ownership interest) accounted for approximately 42.5% of its net sales in 2003, 50.4% in 2002 and 43.9% in 2001. Wheeling-Nisshin and OCC were the only customers to account for more than 10% of net sales in 2003. Wheeling-Nisshin accounted for 16.3% of net sales in 2003, 15.6% in 2002 and 14.6% in 2001. OCC accounted for 11.2% of net sales in 2003 and 10.6% of net sales in 2002. Nittetsu Shoji America accounted for 10.3% of net sales in 2002. Geographically, the majority of the Company’s customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The Company has acquired regional facilities to service an even broader geographical area.

Revenue Recognition

     Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which generally coincides with the time such products are shipped. Shipping charges billed to customers are recorded as revenues.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in first-out (“LIFO”) method for substantially all inventories. In 2003 and 2002, approximately 98% and 92%, respectively, of inventories are valued using the LIFO method.

Property, Plant and Equipment

     With the adoption of fresh start reporting, property, plant and equipment carrying values were stated at fair value as of August 1, 2003. Property, plant and equipment purchased subsequent to the adoption of fresh start accounting are stated at cost. Prior to July 31, 2003, property, plant and equipment was stated at cost less accumulated depreciation. The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Given the Company’s integrated operations, asset impairment evaluations are generally done on a group basis as that is the lowest level at which cash flows can be separately identified.

     Depreciation is computed on the straight-line method over the estimated useful life for financial statement purposes and accelerated methods for income tax purposes. The estimated useful lives range from 3 to 40 years. Interest cost is capitalized as required on qualifying assets during the assets’ acquisition period. Capitalized interest cost is amortized over the estimated useful life of the underlying asset.

     Prior to August 1, 2003, the Company computed depreciation on the straight-line or a modified units of production method. Under the modified units of production method, the straight-line method was adjusted based upon an activity factor for operating assets. Adjusted annual depreciation was not less than 60% nor more than 110% of straight-line depreciation. Accumulated depreciation after adjustment was not less than 75% nor more than 110% of straight-line depreciation.

     The Company plans for major repair and maintenance costs. Such costs that extend the useful life of the asset are separately capitalized in property, plant and equipment and depreciated over the estimated useful life. All other repair and maintenance costs are expensed as incurred.

Software Capitalization

     Costs incurred for the development or purchase of internal use software are capitalized and are amortized over the useful lives of such software, which is generally five years or less.

Pensions

     The Company maintains both tax qualified defined benefit and defined contribution pension plans. The defined benefit pension obligations for USWA represented employees are accounted for by the steelworkers pension trust as a multi-employer plan. As such, the Company records pension expense based on allocations from the steelworkers pension trust. Defined benefit pension obligations for salaried employees are recorded on our books. Costs for the defined contribution plans are being funded currently, with expense being recorded at the time of funding.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Recognition is given in the accounts for the income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the liability method. A valuation allowance is provided against deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets.

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

Goodwill

     Goodwill totaling $30.0 million is included in “Deferred Charges and Other Assets” as of December 31, 2003. The goodwill was recorded as part of “Fresh Start” reporting on July 31, 2003, upon emergence from bankruptcy. As part of the provisions of SOP 90-7, we were required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period. Management will evaluate the goodwill annually for impairment to its carrying value.

Restricted Cash

     An escrow account was funded with $112 million of the term loan proceeds upon emergence from bankruptcy for the exclusive use of the electric arc furnace project. As of December 31, 2003, the restricted cash account totaled $87.1 million.

New Accounting Standards

     As part of the provisions of SOP 90-7, we were required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations”, effective January 1, 2003. SFAS 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption did not have a material impact on the Company.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will impact the timing of the recognition of costs associated with an exit or disposal activity, The Company has adopted SFAS 146 but has not experienced any activity since its reorganization that would require application of SFAS 146.

     In January 2003, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In May 2003 the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as liability or an asset in some circumstances. In most cases these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company.

     In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation at December 31, 2003.

NOTE D—Pensions, Other Postretirement and Postemployment Benefits

Pension Programs

     The Company provides defined contribution pension programs for both hourly and salaried employees, and prior to August 12, 1997, also provided a defined contribution pension program for USWA-represented employees. These tax qualified defined contribution plans provide, in the case of hourly employees, an increasing Company contribution per hour worked based on the age of its employees. A similar tax qualified plan for salaried employees provides defined Company contributions based on a percentage of compensation dependent upon age and in certain cases age and service of its employees. The Company also established a supplemental defined benefit pension plan for its salaried employees.

     As of December 31, 2003, $1.0 million of fully vested funds are held in trust for benefits earned under the WCC hourly defined contribution pension plans and $36.9 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 42.1% of the assets are invested in equities, 16.1% are in fixed income investments, and 41.2% in other (hedge funds). The balance is in cash and cash equivalents. All plan assets are invested by professional investment managers.

     All pension provisions charged against income totaled $3.3 million, $1.9 million, $3.8 million and $4.9 million in the 5 months ended December 31, 2003, the 7 months ended July 31, 2003, in 2002 and 2001, respectively.

Defined Benefit Plans

     The Company established a defined benefit pension plan for USWA-represented employees pursuant to a labor agreement ratified in August 1997. The plan includes individual participant accounts of USWA-represented employees from the hourly-defined contribution plan and merges the assets of those accounts into the defined benefit plan. Prior to that date, benefits were provided through a defined contribution plan, the WPSC Retirement Security Plan (“Retirement Security Plan”).

     The defined benefit pension plan covers employees represented by the USWA. The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the Defined Benefit Pension Plan. Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation (“PBGC”) from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts which will be available upon retirement to offset the gross benefit at December 31, 2003 totaled $141.3 million.

     In 1998 the Company established a supplemental defined benefit plan covering its salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. The gross benefit from this plan is offset by the annuitized value of the defined contribution plan account balance and any benefits payable from the Pension Benefit Guaranty Corporation from the previously terminated defined benefit pension plan.

     As a result of the reorganization as of August 1, 2003 and per agreement with the PBGC and the USWA, all of the Company’s pension plans which were a part of the WHX Pension Plan were “frozen”. As a result of this action, the Company adopted a supplemental defined benefit pension plan to cover its salaried employees. This plan replicates the benefits provided by the WHX Pension Plan and is offset by benefits accrued under the WHX Pension Plan as of July 31, 2003.

     In addition, per the agreement with the USWA, the Company’s USWA represented employees became participants in the Steelworker Pension Trust (SPT) as of August 1, 2003. The SPT is a multi-employer pension plan with monthly Company contributions based on hours worked by employees. The Company contributions as defined in the labor agreement provide for $.925 for hours worked from August 1, 2003 through February 9, 2004. Beginning on February 10, 2004 through June 9, 2005 the hourly contribution will be $1.17 and beginning on June 10, 2005 and continuing through the balance of the term of the labor agreement the hourly contribution will be $2.08. The labor agreement also provides for 2 lump sum payments to be made. The first, due as of August 1, 2003, was $1,500 times the number of USWA employees as of August 1, 2003 and the second, due as of July 1, 2004 is $1,300 times the same number of employees.

     In 1998, WHX merged WPC’s defined benefit pension plan with those of its wholly-owned Handy & Harman subsidiary. The merger eliminated WPC cash funding obligations estimated in excess of $135.0 million. WPC pension expense was allocated by the common parent and totaled $0.9 million in 2001. No pension expense was allocated by WHX to WPC in 2003 or 2002. Effective May 29, 2001, the Company entered into an agreement with WHX, whereby WHX agreed not to charge the Company for any pension expense through and including the effective date of the plan of reorganization. See Note A – Bankruptcy and Reorganization.

Other Postretirement Benefits

     The traditional medical and life insurance benefits that were provided to past retirees was terminated on October 1, 2003. Pursuant to the new labor agreement, which we entered into in connection with our plan of reorganization, past retirees now receive medical and life insurance benefits under a VEBA trust. Future retirees under the new labor agreement will be covered by a medical and life insurance program similar to that of active employees. Eligible pensioners and surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage. Because these benefits provided by us will be paid in the future over what could be many years, we use an independent actuary to help us estimate the accrued liability at each year-end balance sheet date. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

     We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 8.25% in calculating the 2003 obligation. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2008 and remain at that level for all future years.

     The discount rate applied to our OPEB obligations is based on an estimate of the current interest rate at which our OPEB obligations could be settled at the balance sheet date. In estimating this rate, we consider high quality bond rates and the expected payout period of our OPEB obligations. Based on this evaluation, we lowered the discount rate used to measure our OPEB obligation at December 31, 2003 from 6.5% to 6%. The amounts accrued at December 31, included the following components.

				Postretirement Benefits
	Pension Benefits			Other Than Pensions
			(Dollars in Thousands)
	Reorganized			Reorganized
	Company	Predecessor Company		Company	Predecessor Company

		For the Seven
	For the Five	Months	For the	For the Five	For the Seven
	Months Ended	Ended July	Year Ended	Months Ended	Months Ended	For the Year Ended
	Dec. 31,	31,	Dec. 31,	Dec. 31,	July 31,	Dec. 31,
	2003	2003	2002	2003	2003	2002
Change in benefit obligation:
Benefit obligation at beg. of year	$—	$—	$—	$102,108	$314,053	$307,080
Service cost	29	—	—	1,042	1,701	2,431
Interest cost	48	—	—	2,965	11,586	19,080
Actuarial (gain) loss	1,624	—	—	25,786		9,404
Benefits paid	153	—	—	(6,696)	(9,311)	(23,942)
Decrease due to Collective Bargaining Agreement	—	—	—		(215,921)	—

Benefit obligation at end of period	$1,854	$—	$—	$125,205	$102,108	$314,053

Fair value of plan assets at end of period	$—	$—	$—	$—	$—	$—

Benefit obligation in excess of plan assets	$(1,854)	$—	$—	$(125,205)	$(102,108)	$(314,053)
Unrecognized prior service credit	1,571	—	—	—	—	(11,252)
Unrecognized net actuarial (gain) loss	153	—	—	24,877		(38,298)

Net amount recognized at end of period	$(130)	$—	$—	$(100,328)	$(102,108)	$(363,603)

Amounts recognized in the statement of financial position consist of:
Liabilities subject to compromise	$—	$—	$—	$—	$—	$(360,518)
Accrued benefit liability	(130)	—	—	(100,328)	(102,108)	(3,085)

Net amount recognized	$(130)	$—	$—	$(100,328)	$(102,108)	$(363,603)

     Net periodic costs for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents.

	Postretirement Benefits
	Other Than Pensions
	(Dollars in Thousands)
	Reorganized
	Company	Predecessor Company
	Five Months	Seven Months	For the Years Ended
	Ended	Ended	December 31,
	Dec. 31, 2003	July 31, 2003	2002	2001
Components of net periodic cost:
Service cost	$1,042	$1,701	$2,431	$2,180
Interest cost	2,965	11,586	19,080	20,561
Amortization of prior service credit	—	(1,582)	(2,712)	(3,918)
Recognized actuarial (gain)/loss	—	(1,770)	(5,767)	(4,885)

Total	$4,007	$9,935	$13,032	$13,938

     The discount rate and rate of medical cost increases used in determining the benefit obligations were as follows.

			Postretirement Benefits
	Pension Benefits Discount		Other Than Pensions Discount
	Rate		Rate
	2003	2002	2003	2002
Discount rate	6.0%	0.0%	6.0%	6.5%
Medical care cost trend rate			8.25%	9.0%

     For measurement purposes, medical costs are assumed to increase at annual rates as stated above and decline gradually to 4.75% in 2008 and beyond. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would result in approximate increases in the accumulated postretirement benefit obligation of $19.2 million. A 1% decrease in the health care cost trend rate would result in approximate decreases in the accumulated postretirement benefit obligation of $16.7 million. A 1% increase in the health care cost trend rate would result in approximate increases in postretirement benefit expenses of $1.8 million. A 1% decrease in the health care cost trend rate would result in approximate decreases in postretirement benefit expenses of $1.5 million.

401(k) Plan

     Effective January 1, 1994, the Company began matching salaried employee contributions to the 401(k) plan with shares of WHX’s Common Stock. Until November 30, 2000, the Company matched 50% of the employee’s contributions. The employer contribution was limited to a maximum of 3% of an employee’s salary. As of November 30, 2000, the Company terminated the employer matching contribution benefit. On August 1, 2003, the Company contributed 500,000 shares to its salaried employees through its 401(k) plan, pursuant to its plan of reorganization. At December 31, 2003, 2002 and 2001, the 401(k) plan held 124,195 shares, 165,645 shares and 542,695 shares of WHX Common Stock, respectively.

Postemployment Benefits

     The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers’ compensation. The assumed discount rate used to measure the benefit liability was 6.0% at December 31, 2003 and 6.5% at December 31, 2002. At December 31, 2003, Other Employee Benefit Liabilities totaled $31.1 million. At December 31, 2002, liabilities of $1.1 million and $16.7 million were included in Other Employee Benefit Liabilities and Liabilities Subject to Compromise – Other Liabilities, respectively.

Coal Industry Retiree Health Benefit Act

     The Coal Industry Retiree Health Benefit Act of 1992 (“the Act”) created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company’s obligation under the Act relates to its previous ownership of coal mining operations.

     In 2003 the courts determined that certain retirees and dependents were not the responsibility of WPSC. In the fourth quarter of 2003, WPSC received net cash proceeds of $7.2 million for premiums previously paid which was recorded as income at that time.

     At December 31, 2003, the actuarially determined liability discounted at 6.0%, covering 40 assigned retirees and dependents and 25 orphans, totaled $2.9 million. At December 31, 2002, the actuarially determined liability discounted at 6.5%, covering 348 assigned retirees and dependents and 157 orphans, totaled $10.4 million.

NOTE E—Income Taxes

     The provision for income taxes consisted of the following:

	Income Taxes
	(Dollars in Thousands)

	Reorganized	Predecessor Company
	For the Five	For the Seven
	Months Ended	Months Ended	For the Year Ended December 31,
	Dec. 31, 2003	July 31, 2003	2002	2001
Current
Federal tax provision (benefit)	$8	$(659)	$—	$—
State tax provision	6	18	11	17

Total income taxes current	14	(641)	11	17
Deferred
Federal tax provision (benefit)	1	—	—	—

Income tax provision (benefit)	$15	$(641)	$11	$17

     Total federal and state income taxes paid in 2003, 2002 and 2001 were $0.0 million, $0.0 million and $0.1 million, respectively. The Company received a federal tax refund of $0.6 million in the predecessor period ended July 31, 2003 due to a ten year carry-back of certain provisions included in the 2002 tax act.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income as follows:

	Tax Provision
	(Dollars in Thousands)
	Reorganized
	Company	Predecessor Company
	For the Five	For the Seven
	Months Ended	Months Ended
	Dec. 31,	July 31,	For the Year Ended December 31,
	2003	2003	2002	2001
Loss before taxes	$(38,915)	$322,790	$(57,556)	$(172,197)

Tax provision (benefit) at statutory rate	$(13,621)	$112,977	$(20,145)	$(60,269)
Increase (reduction) in tax due to:
Equity earnings	(757)	(712)	(1,086)	(388)
State income tax net of federal effect	4	12	7	11
Change in valuation allowance	14,364	27,941	21,158	60,588
Fresh start adjustment	—	(140,205)	—	—
Other	25	(654)	77	75

Tax provision (benefit)	$15	$(641)	$11	$17

     Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

	Deferred Income Taxes
	(Dollars in Millions)
	Reorganized	Predecessor
	Company	Company
	as of December 31,
	2003	2002
Deferred Income Tax Sources:
Assets
Postretirement and postemployment employee benefits	$35.4	$130.0
Operating loss carryforward (expiring in 2011 to 2023)	116.8	220.2
Minimum tax credit carryforwards (indefinite carryforward)	—	18.2
Pension and employee benefits	23.4	—
Provision for expenses and losses	20.6	24.8
Leasing activities	8.8	12.4
State income taxes (net of federal benefit)	11.7	1.1
Miscellaneous other	10.6	0.5

Deferred tax assets	$227.3	$407.2

Liabilities
Property, plant and equipment	$(54.2)	$(112.7)
Inventory	(31.2)	(31.2)
State income taxes (net of federal benefit)	(11.8)	(0.7)
Miscellaneous other	(0.6)	(0.4)

Deferred tax liability	(97.8)	(145.0)
Valuation allowance	(129.8)	(262.2)

Deferred income tax liability—net	$(0.3)	$—

     As a result of the implementation of the Company’s plan of reorganization, various differences giving rise to deferred income tax liabilities or assets were revalued. Additionally, in conjunction with the Company’s emergence from bankruptcy during 2003, certain tax attributes including net operating losses and tax credits were reduced or eliminated in exchange for tax-free treatment of cancellation of indebtedness income. The revaluation and/or reduction of deferred tax asset and liability components amounted to a net reduction of tax benefit amounting to approximately $190.7 million for which a valuation allowance had been previously established.

     Subject to certain rules relating to the use of tax attributes upon emergence from bankruptcy, the Company has the ability to use such attributes – namely net operating losses – without restriction. However, due to uncertainties surrounding future realization of these benefits, a full valuation allowance remains in place against the Company’s net deferred tax asset. To the extent that such a benefit is capable of being utilized in the future, the recognition of the benefit will first go to reduce intangible assets, if any, and then as a direct addition to equity. During the post-emergence period of 2003, the Company’s valuation allowance increased $29.9 million largely due to the increase in net operating losses for which uncertainty exists as to their realizability.

     The statute of limitations has expired for years through 1999. Federal tax returns have been examined by the Internal Revenue Service through 1997. Additionally, while the Company is no longer affiliated with WHX Corporation, the Company’s former parent, the Company’s tax attributes could be impacted by an audit of WHX for those years in which the Company was still a part of the WHX affiliated group. Management believes it has adequately provided for all taxes on income.

Note F—Inventories

	Inventories
	(Dollars in Thousands)
	Reorganized	Predecessor
	Company	Company
	As of December 31,
	2003	2002
Finished products	$31,227	$31,705
In-process	90,170	112,319
Raw materials	26,808	22,544
Other materials and supplies	378	17,054

	148,583	183,622
LIFO reserve	(1,688)	469

	$146,895	$184,091

     During 2003, 2002 and 2001, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by $2.2 million in 2003, decreased income by approximately $0.8 million in 2002, and increased income by $4.8 million in 2001.

Note G—Property, Plant and Equipment

	Property, Plant and Equipment
	(Dollars in Thousands)
	Reorganized	Predecessor
	Company	Company
	As of December 31,
	2003	2002
Land and mineral properties	$8,529	$39,480
Buildings, machinery and equipment	318,681	1,175,053
Construction in progress	70,606	32,390

	397,816	1,246,923
Less accumulated depreciation and amortization	10,051	716,355

	$387,765	$530,568

     The basis of property, plant and equipment was revalued to fair market value in accordance with SOP 90-7. The overall write-down of property, plant and equipment was approximately $133.3 million at July 31, 2003.

     Depreciation expense calculated using the straight-line method amounted to $10.1 million at December 31, 2003. Prior to reorganization, the Company utilized the modified units of production method of depreciation which correlated a time factor to the physical wear and tear of the equipment based upon the level of raw steel production. For the periods ended July 31, 2003, December 31, 2002 and December 31, 2001, depreciation adjustments under the modified units of production method reduced straight-line depreciation by $2.3 million, $0.9 million and $1.8 million respectively.

     As of December 31, 2003 and December 31, 2002, the Company had two capital leases in the amount of $8.1 million and $7.1 million respectively. These capital leases were classified as long-term debt in 2003 and as Debt in Liabilities Subject to Compromise in 2002.

Note H—Liabilities Subject to Compromise and Pre-petition Long Term Debt

     The principal categories of claims that were classified as liabilities subject to compromise under the Company’s reorganization proceedings are identified below. These liabilities included substantially all the current and non-current liabilities of the Company as of November 16, 2000, the date the Chapter 11 petition was filed.

Liabilities Subject to Compromise
(Dollars in Thousands)
Predecessor Company
As of December 31, 2002
Other federal, state and local taxes	$1,717
Debt, see table below	356,384
Interest accrued through November 16, 2000	13,738
Unfunded provisions related to retiree medical benefits (see Note D)	360,518
Trade payables	117,020
Other liabilities	40,924

Total liabilities subject to compromise recorded at December 31:	$890,301

     Debt included in liabilities subject to compromise at December 31, 2002 is summarized below:

Pre-Petition Long Term Debt
(Dollars in Thousands)
Predecessor Company
As of December 31, 2002
Senior Unsecured Notes due 2007, 9¼%	$274,266
Term Loan Agreement due 2006, floating rate	75,000
Other	7,118

Total Long-Term Debt(1)	$356,384

(1)	No estimate of fair value was available for December 31, 2002.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until reorganization plan defining the repayment terms has been confirmed. For the seven months ended July 31, 2003 and the years ended December 31, 2002 and 2001, interest not paid or charged to earnings totaled $ 16.9 million, $29.9 million and $31.6 million, respectively. Such interest was not being accrued since it was not probable that it would be treated as an allowed claim.

9¼% Senior Notes Due 2007 and Term Loan:

     On November 26, 1997 the Company issued $275 million principal amount of 9¼% Senior Notes. Interest on the 9¼% Senior Notes was payable semi-annually on May 15 and November 15 of each year. The Senior Notes were to mature on November 15, 2007. The 9¼% Senior Notes were fully and unconditionally guaranteed on a joint and several and senior basis by the guarantors, which consisted of the Company’s present and future operating subsidiaries.

     On November 26, 1997 the Company entered into a Term Loan Agreement with DLJ Capital Funding Inc., as syndication agent pursuant to which it borrowed $75 million. The Company’s obligations under the Term Loan Agreement were guaranteed by its present and future operating subsidiaries.

     All of the pre-petition liabilities disclosed above were settled as part of our plan of reorganization, which was approved by the court and became effective August 1, 2003

Note I—Long Term Debt

$250 Million Term Loan

     In connection with our plan of reorganization, WPSC entered into a five-year $250 million senior secured term loan facility with a bank group led by Royal Bank of Canada as administrative agent. The term loan is arranged in three tranches with varying degrees of risk and interest rates. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads as defined for each tranche in the agreement. The blended rate of interest was approximately 3.8% at December 31, 2003. The term loan is to be repaid beginning in the third quarter of 2004 through the first quarter of 2008 in quarterly installments of $6.25 million with a final payment of $156.25 million due at maturity.

     A federal government guarantee from the Emergency Steel Loan Guarantee Board, also referred to as the Steel Board, covers 85% or $21.25 million of the $25 million first tranche of the term loan held by Royal Bank of Canada, and 95% or approximately $198.75 million of the approximately $209 million second tranche of the term loan held by various lenders. The Steel Board guarantee is a guarantee of principal only. The Steel Board guarantee terminates only if the administrative agent fails to make a payment demand within thirty days from the date of any payment default or if any lender transfers its interest in the term loan facility contrary to provisions of the appropriate sections of the guarantee. The Steel Board guarantee expires thirteen years after the closing of the term loan facility, or eight years after scheduled maturity. The remaining 5% of the second tranche of the term loan is backed by an unconditional guarantee from the State of West Virginia. Additionally, the term loan is guaranteed by WPC and WPSC’s subsidiaries. Of the approximately $15.8 million third tranche of the term loan, approximately $3.8 million is held by Danieli Corporation as a vendor/supplier to WPSC and approximately $12 million is held by the State of Ohio through the Ohio Department of Development. The term loan is collateralized by a first lien on all of our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures, and a second lien on our accounts receivable and inventory.

     A portion of the term loan was used to finance our plan of reorganization by paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. In addition, $112 million of the term loan has been placed in a restricted cash account relating to the construction of an electric arc furnace. Pursuant to the provisions of the term loan credit agreement, we are subject to, and are currently in compliance with, various affirmative covenants customary for a debt financing of this type, including provision of financial reports, compliance with payment and contractual obligations and requirements of law, maintenance of existence and property, maintenance of insurance, and compliance with the terms and conditions of the Steel Board guarantee and the State of West Virginia guarantee. In addition, we are subject to, and are currently in compliance with, various negative covenants.

$225 Million Revolving Credit Facility

     In connection with our plan of reorganization, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation Capital Markets Group. The revolving credit facility is guaranteed by WPC and WPSC’s subsidiaries. The revolving credit facility is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interest in our joint ventures. The revolving credit facility is to be available at agreed advance rates, subject to our audited accounts receivable and inventory borrowing base. The revolving credit facility requires the maintenance of a minimum $50 million borrowing availability. Failure to maintain such minimum availability could result in a covenant violation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 4.9% at December 31, 2003. At December 31, 2003, we had borrowed approximately $79.3 million under the revolving credit facility. At December 31, 2003 the Company had $6.7 million of net excess availability over the required minimum $50 million availability. Based on its projections of future availability under the revolving credit facility, the Company believes that it will remain in compliance with the required minimum $50 million availability.

     Pursuant to the provisions of the revolving loan agreement, we are subject to, and are currently in compliance with, various affirmative covenants and negative covenants, including financial condition covenants, which are substantially similar to many of those contained in the term loan credit agreement as described above.

$40 Million Series A Notes

     On August 1, 2003, pursuant to our plan of reorganization, WPSC issued new Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture between WPSC and Bank One, N.A., as trustee. The Series A notes mature on August 1, 2011 and they have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until July 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum.

     The Series A notes are collateralized by a second lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory. Until August 1, 2008, fifty percent of the payments to WPSC from the Wheeling-Nisshin and OCC joint ventures, in respect of loans to, or equity interest in, such joint ventures, will be applied to payments on the Series A notes. Thereafter, one hundred percent of such payments from the joint ventures to WPSC will be applied to the Series A notes. However, WPSC must pay cash interest of at least 2% per annum. In the event that at any time the payments from the joint ventures are not adequate to pay all interest then owing, or if WPSC is not in compliance with the terms of the term loan facility and/or the revolving credit facility, the remaining portion of the principal upon which cash interest has not been paid will receive payment-in-kind interest at a rate of 8% per annum during the first five years of the term of the Series A notes, and at a rate of 10% per annum thereafter.

     In addition, the Series A notes are subrogated to the first lien and other rights of the term loan facility and any refinancing of the scheduled amounts due hereunder to the extent of $14.2 million plus any funds received by WPSC from WPC, Wheeling-Nisshin and OCC subsequent to April 15, 2003 and not utilized to pay the Series A notes.

     We are subject to, and are currently in compliance with, various affirmative covenants and negative covenants set forth in the Series A note indenture.

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

     In addition, the Series B notes are collateralized by a fifth lien on our tangible and intangible assets, including our equity interests in our joint ventures and our accounts receivable and inventory.

     We are subject to, and are currently in compliance with, various affirmative and negative covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

$10 Million Unsecured Note

     On August 1, 2003, pursuant to our plan of reorganization, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation, referred to as the WHX note. The WHX note matures in 8 years and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. The WHX note bears interest at a rate of 6% per annum. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes.

Certain Other Obligations

     In connection with the implementation of our plan of reorganization, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

•	Modification and assumption agreement between WPSC and Danieli Corporation - This agreement modifies an agreement between WPSC and Danieli Corporation, dated July 6, 2000, pursuant to which WPSC agreed to purchase from Danieli Corporation certain roll-changing equipment. Under the original agreement, WPSC owed approximately $7.36 million to Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation has been converted into a portion of the secured term loans under our term loan facility that

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

•	Loan modification agreement between WPSC and the Ohio Department of Development – Under this agreement we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral of $4.985 million of such loan at an interest rate of 3% per annum.

•	Loan agreement between WPSC and the State of West Virginia - In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC has entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term and bears interest at a rate of approximately 4.4% per annum.

•	Agreement amongst WPSC, Itabira Rio Doce Company, Ltd. and Rio Doce Limited – This agreement provides for repayment, in equal monthly installments over a period not to exceed eighteen months from May 1, 2003, of WPSC’s $5.1 million deferred payment obligation under a certain iron ore sales agreement, dated October 1, 2001.

     Shown below are the long-term debt obligations as of December 31, 2003 and 2002:

	Long Term Debt
	(Dollars in Thousands)
	Reorganized	Predecessor
	Company	Company
	As of December 31,
	2003	2002
Term Loan	$250,000	$—
DIP Credit Facility	—	35,222
State Loans	11,524	11,985
WHX Loan	10,224	5,000
Series A Note	40,705	—
Series B Note	20,397	—
Virginia Industrial Revenue Bond	4,598	—
Nevada Industrial Revenue Bond	3,497	—
Other	2,449	4,545

	343,394	56,752
Less portion due within one year	2,698	43,575

Long-Term Debt	$340,696	$13,177

     Pursuant to a Memorandum of Understanding (“MOU”), WHX provided $5.0 million in secured loans to the Company during the fourth quarter of 2001 to increase liquidity and sustain continued operations. The loans bear interest at the rate of 6% per annum and will mature on the earlier of the (a) substantial consummation of a Plan of Reorganization, (b) termination of the MOU, or (c) December 31, 2002. Payment was not made on December 31, 2002, but the loan became part of the reorganization cancellation of debt. Pursuant to a negotiated agreement among the USWA, WHX and the Company in January 2002, the Company received loans in the amount of $7.0 million and $5.0 million from the states of Ohio and West Virginia, respectively. The West Virginia loan was paid off in reorganization. The Ohio loan was paid down to $5.0 million in reorganization and the balance is due August 1, 2005.

     Principal amounts of long-term debt (in thousands) maturing in each of the next five years is as follows: 2004, $15,197; 2005, $31,058; 2006, $26,133; 2007, $25,730; and 2008, $169,599.

Interest Cost

     Aggregate interest costs on debt and amounts capitalized during the three years ended December 31, 2003, are as follows:

	Interest Cost
	(Dollars in Thousands)
	Reorganized
	Company	Predecessor Company
	For the Five	For the Seven	For the Year Ended
	Months Ended	Months Ended	December 31,
	Dec. 31,	July 31,
	2003	2003	2002	2001
Aggregate interest expense on long-term debt	$10,457	$10,023	$17,761	$21,611
Less: Capitalized interest	243	838	1,774	4,163

Interest expense	$10,214	$9,185	$15,987	$17,448

Interest Paid	$6,393	$6,966	$11,618	$15,905

NOTE J—Related Party Transactions

     The Company regularly sells steel product at prevailing market prices to Unimast Incorporated (“Unimast”) and PCC, wholly-owned subsidiaries of WHX. During 2003, 2002 and 2001, the Company shipped $0.0 million, $0.5 million and $2.2 million, respectively of steel product to Unimast. In August 2002, WHX sold its interest in Unimast to an unrelated party. During 2003, 2002 and 2001, the Company shipped $14.0 million, $20.8 million and $7.0 million, respectively of steel product to PCC. Amounts due the Company from Unimast at December 31, 2003 and 2002 were $0.0 million and $0.1 million, respectively. Amounts due the Company from PCC at December 31, 2003 and 2002 were $1.5 million and $2.0 million, respectively. WHX provided funds for the purchase of natural gas during 2001. At December 31, 2003 the Company did not owe WHX any money for gas purchased.

     Pursuant to our plan of reorganization which became effective August 1, 2003 the Company ceased to be a subsidiary of WHX. WHX has no ownership interest in WPC after the effective date.

NOTE K—Commitments and Contingencies

Environmental Matters

     Prior to confirmation of our plan of reorganization effective August 1, 2003, we settled all pre-petition environmental liability claims made by state (Ohio, West Virginia, Pennsylvania) and federal (USEPA) environmental regulatory agencies. Consequently, we believe we have settled and/or discharged environmental liability for any CERCLA (Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

     Currently, we estimate that stipulated penalties and fines for post-petition events and activities through December 31, 2003 total $1,931,500. These claims arise from instances in which we exceeded post-petition consent decree terms, including: (a) $234,500 related to a July 1991 USEPA consent decree for water discharges to the Ohio River; (b) $75,000 related to a September 20, 1999 Ohio EPA consent decree for our coke oven gas desulfurization facility; and (c) $1,622,000 related to a January 30, 1996 USEPA consent decree for our coke oven gas desulfurization facility.

     In September 2000, we entered into a consent order with the West Virginia Department of Environmental Protection wherein we agreed to remove contaminated sediments from the bed of the Ohio River. We spent approximately $1.4 million on these activities in 2002 and an additional $400,000 in 2003. During removal activities in 2003, we discovered a broader area of contaminated sediments. We identified the spatial limits of these contaminated sediments and estimate their removal costs at $4.0 million.

     We are under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at our Coke Plant in Follansbee, WV. USEPA has approved our investigation Work plan, and field activities are scheduled for 2004. Following our investigation we will to perform a Corrective Measures Study to determine possible remedial measures. We expect some remediation measures will be necessary and could commence within the next three to five years. We have reserved approximately $5.2 million for such remediation measures. However, until the field investigation is completed and the EPA approves our remediation plan, the full extent and cost of remediation cannot be ascertained.

     The USEPA conducted a multimedia inspection of our Steubenville, Mingo Junction, Yorkville and Martins Ferry, Ohio and Follansbee, West Virginia facilities in March and June 1999. The inspection covered all environmental regulations applicable to these plants. Many of the issues have been resolved and settled prior to emergence from Chapter 11 bankruptcy. We have reserved $1.4 million for resolution of outstanding issues.

     Capital expenditures for environmental projects totaled $1.7 million in 2002 and $1.0 in 2003. We estimate capital expenditures for environmental projects to be $3.6 for 2004, $9.3 for 2005 and $7.0 for 2006. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

     Non-current accrued environmental liabilities totaled $18.1 million in 2002 and $14.7 million in 2003. These accruals were based on all available information to the Company. As new information becomes available, including information provided by third parties and new or changing environmental regulations, the liabilities are reviewed and the accruals are adjusted accordingly on a quarterly basis. We believe we have adequately provided for our present environmental liabilities using our best judgment of known issues.

Commitments

     The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003 that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $9.3 million in 2003, $7.0 million in 2002 and $7.5 million in 2001.

     The Company entered into a 20-year take-or-pay contract in 1999, that was amended in 2003 that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $8.8 million in 2003, $13.8 million in 2002 and $14.6 million in 2001. If the Company elects to terminate the contract early, as of December 31, 2003, a maximum termination payment of $37.0 million would be required.

     In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $11.8 million in 2003, $16.4 million in 2002 and $7.3 million in 2001. As of December 31, 2003, if the Company elects to terminate the contract, a maximum termination payment of $37.4 million would be required.

NOTE L—Other Income

	Other Income
	(Dollars in Thousands)
	Reorganized
	Company	Predecessor Company
	For the Five	For the Seven	For the Year Ended
	Months Ended	Months Ended	December 31,
	Dec. 31,	July 31,
	2003	2003	2002	2001
Interest and investment income	$638	$360	$764	$973
Equity income	2,705	2,544	3,882	1,274
Other, net	1,007	324	(79)	(1,896)

	$4,350	$3,228	$4,567	$351

Note M—Reorganization Items

     Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. Reorganization and professional fee expense and cash payments related to continuing operations during 2003, 2002 and 2001 were $8.1 million and $12.4 million in 2003, $11.8 million and $10.6 million for 2002, and $14.2 million and $13.9 million for 2001, respectively.

     Other reorganization income (expense) items are summarized below:

	Reorganization Items
	(Dollars in Thousands)
	Predecessor Company
	For the Seven	For the Year Ended
	Months Ended	December 31,
	July 31,
	2003	2002	2001
Gain (loss) on sale or disposal of assets	$—	$1,258	$(936)
Fresh start adjustments	(152,708)
Gain on discharge of debt	557,541
Gain from sale of PCC assets	—	—	9,818
Gain on settlement of intercompany accounts	—	—	367
Other	(4,758)	4	—

	$400,075	$1,262	$9,249

Note N—Information on Significant Joint Ventures

     The Company owns 35.7% of Wheeling-Nisshin. Wheeling-Nisshin had no debt outstanding at December 31, 2003 and December 31, 2002. The Company derived approximately 16.3% and 15.6% of its revenues from sale of steel to Wheeling-Nisshin in 2003 and 2002, respectively. The Company received dividends of $2.5 million from Wheeling-Nisshin for the seven months ended July 31, 2003 and $1.25 million in 2002. Accounts Receivable due the Company at December 31, 2003 totaled $5.6 million.

     The Company owns 50% of OCC. OCC had total debt outstanding at December 31, 2003 and 2002 of approximately $33.9 million and $44.3 million, respectively. The Company derived approximately 11.2% and 10.6% of its revenues from sale of steel to OCC in 2003 and 2002, respectively. Accounts Receivable due the Company at December 31, 2003 totaled $10.1 million.

     Note O—Summarized combined financial information of the subsidiary guarantors of the $250 million senior secured term loan facility and $225 million senior secured revolving credit facility

     WPSC entered into a $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC’s subsidiaries and is collateralized by a first lien on the Company’s tangible and intangible assets (other than accounts receivable and inventory) and the Company’s equity interests in our joint ventures and a second lien on our accounts receivable and inventory. The Company also entered into a $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures. Each guarantor subsidiary is 100% owned by WPC or one of its 100% owned subsidiaries, and any subsidiary of WPC that is not a guarantor is a minor subsidiary individually and all such non –guarantor subsidiaries in the aggregate are minor. Condensed consolidating financial information for the Company and the subsidiary guarantors are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2003
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Assets
Cash and cash equivalents	$—	$4,767	$—	$4,767
Trade accounts receivables	—	104,025	—	104,025
Inventories	—	146,895	—	146,895
Other current assets	12	11,571	—	11,583
Total current assets	12	267,258	—	267,270
Intercompany receivables	—	495	(495)	—
Property, plant and equipment - net	—	387,765	—	387,765
Investments and advances in affiliates	104,593	42,857	(104,593)	42,857
Other non-current assets	896	170,098	—	170,994

Total Assets	$105,501	$868,473	$(105,088)	$868,886

Liabilities and Stockholders’ Equity
Accounts payable	$—	$76,108	$—	$76,108
Other current liabilities	33	183,364	—	183,397
Total current liabilities	33	259,472	—	259,505
Intercompany payable	495	—	(495)	—
Long term debt	—	340,696	—	340,696
Other non-current liabilities	360	163,712	—	164,072
Stockholders’ equity	104,613	104,593	(104,593)	104,613

Total Liabilities and Stockholders’ Equity	$105,501	$868,473	$(105,088)	$868,886

	December 31, 2002
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Assets
Cash and cash equivalents	$37	$8,506	$—	$8,543
Trade accounts receivables	—	130,593	—	130,593
Inventories	—	184,091	—	184,091
Other current assets	225	7,252	—	7,477
Total current assets	262	330,442	—	330,704
Intercompany receivables	189,984	235,161	(425,145)	—
Property, plant and equipment - net	11,842	518,726	—	530,568
Investments and advances in affiliates	(50,602)	664	110,705	60,767
Other non-current assets	251,224	(214,147)	—	37,077

Total Assets	$402,710	$870,846	$(314,440)	$959,116

Liabilities and Stockholders’ Equity
Accounts payable	—	$71,048	—	71,048
Other current liabilities	30	259,881	—	259,911
Total current liabilities	30	330,929	—	330,959
Liabilities subject to compromise	376,077	514,224	—	890,301
Intercompany notes payable	102,485	322,660	(425,145)	—
Long term debt	—	13,177	—	13,177
Other non-current liabilities	—	35,850	—	35,850
Stockholders’ equity	(75,882)	(345,994)	110,705	(311,171)

Total Liabilities and Stockholders’ Equity	$402,710	$870,846	$(314,440)	$959,116

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For Five Months Ended December 31, 2003
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Income Data
Net sales	$—	$396,902	$—	$396,902
Cost of products sold, excluding depreciation	—	395,950	—	395,950
Depreciation	—	10,473	—	10,473
Selling, administrative and general expense	389	23,175	—	23,564
Reorganization and professional fee expense	(35)	—	—	(35)

Operating loss	(354)	(32,696)	—	(33,050)
Reorganization income (expense)	—	—	—	—
Interest expense	—	(10,215)	—	(10,215)
Other income including equity earnings (losses) of affilliates	(38,576)	3,971	38,955	4,350

Loss before tax	(38,965)	(38,940)	38,955	(38,915)
Tax provision (benefit)	—	15	—	15

Net loss	$(38,965)	$(38,955)	$38,955	$(38,930)

	For the Seven Months Ended July 31, 2003
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Income Data
Net sales	$—	$570,439	$—	$570,439
Cost of products sold, excluding depreciation	(7,982)	571,814	—	563,832
Depreciation	—	39,889	—	39,889
Selling, administrative and general expense	242	29,664	—	29,906
Reorganization and professional fee expense	—	8,140	—	8,140

Operating loss	7,740	(79,068)	—	(71,328)
Reorganization income (expense)
Fair value adjustments	—	(152,708)		(152,708)
Gain on discharge of debt	—	557,541		557,541
Other reorganization entries	(211)	(4,547)	—	(4,758)
Interest expense	—	(12,677)	3,492	(9,185)
Other income including equity earnings (losses) of affilliates	319,540	1,705	(318,017)	3,228

Income (loss) before tax	327,069	310,246	(314,525)	322,790
Tax provision (benefit)	3,638	(4,279)	—	(641)

Net income (loss)	$323,431	$314,525	$(314,525)	$323,431

	For the Year Ended December 31, 2002
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Income Data
Net sales	$—	$979,993	$—	$979,993
Cost of products sold, excluding depreciation	620	893,829	—	894,449
Depreciation	—	74,194	—	74,194
Selling, administrative and general expense	157	46,836	—	46,993
Reorganization and professional fee expense	—	11,755	—	11,755

Operating loss	(777)	(46,621)	—	(47,398)
Reorganization income (expense)	845	417	—	1,262
Interest expense	—	(11,011)	(4,976)	(15,987)
Other income including equity earnings (losses)
of affilliates	(54,716)	(8,681)	67,964	4,567

Income (loss) before tax	(54,648)	(65,896)	62,988	(57,556)
Tax provision (benefit)	2,919	(2,908)	—	11

Net income (loss)	$(57,567)	$(62,988)	$62,988	$(57,567)

	For the Year Ended December 31, 2001
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Income Data
Net sales	$—	$835,640	$—	$835,640
Cost of products sold, excluding depreciation	453	865,612	—	866,065
Depreciation	—	72,551	—	72,551
Selling, administrative and general expense	195	46,978	—	47,173
Reorganization and professional fee expense	—	14,200	—	14,200

Operating loss	(648)	(163,701)	—	(164,349)
Reorganization income (expense)	1,270	7,979	—	9,249
Interest expense	21	(19,178)	1,709	(17,448)
Other income including equity earnings (losses)
of affilliates	(171,237)	267	171,321	351

Income (loss) before tax	(170,594)	(174,633)	173,030	(172,197)
Tax provision (benefit)	1,620	(1,603)	—	17

Net income (loss)	$(172,214)	$(173,030)	$173,030	$(172,214)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Five Months Ended December 31, 2003
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidating

Net cash provided(used) by operating activities	$(52)	$(35,206)	$—	$(35,258)
Investing activities:
Capital expenditures	—	(37,828)	—	(37,828)
Construction of equipment using restricted cash	—	24,862	—	24,862
Other	—	325	—	325

Net cash used in investing activities	—	(12,641)	—	(12,641)
Financing activities:
Net borrowings (repayments)	—	42,127	—	42,127
Equity transactions	—	—	—	—
Book overdraft	—	3,157	—	3,157
Receivables from affilliates	—	—	—	—
Other	—	—	—	—

Net cash (used in) provided by financing activities	—	45,284	—	45,284
Net change in cash and cash equivalents	(52)	(2,563)	—	(2,615)
Cash and cash equivalents at beginning of period	52	7,330	—	7,382

Cash and cash equivalents at end of period	$—	$4,767	$—	$4,767

	For the Seven Months Ended July 31, 2003
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Net cash provided(used) by operating activities	$(115,882)	$113,341	$—	$(2,541)
Investing activities:
Capital expenditures	—	(2,866)	—	(2,866)
Other	(102,485)	106,014	—	3,529

Net cash used in investing activities	(102,485)	103,148	—	663
Financing activities:
Net borrowings (repayments)	—	390	—	390
Equity transactions	—	—	—	—
Book overdraft	—	327	—	327
Receivables from affilliates	—	—	—	—
Other	218,382	(218,382)	—	—

Net cash (used in) provided by financing activities	218,382	(217,665)	—	717
Net change in cash and cash equivalents	15	(1,176)	—	(1,161)
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$52	$7,330	$—	$7,382

	For the Year Ended December 31, 2002
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Net cash provided(used) by operating activities	$(4)	$(16,804)	$—	$(16,808)
Investing activities:
Capital expenditures	—	(10,971)	—	(10,971)
Other	—	3,085	—	3,085

Net cash used in investing activities		(7,886)	—	(7,886)
Financing activities:
Net borrowings (repayments)	—	24,694	—	24,694
Equity transactions	—	—	—	—
Book overdraft	—	957	—	957
Receivables from affilliates	—	—	—	—
Other	—	—	—	—

Net cash (used in) provided by financing activities	—	25,651	—	25,651
Net change in cash and cash equivalents	(4)	961	—	957
Cash and cash equivalents at beginning of period	41	7,545	—	7,586

Cash and cash equivalents at end of period	$37	$8,506	$—	$8,543

	For the Year Ended December 31, 2001
	(Dollars in Thousands)

			Consolidating and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated

Net cash provided(used) by operating activities	$41	$(50,882)	$—	$(50,841)
Investing activities:
Capital expenditures	—	(5,033)	—	(5,033)
Other	—	21,589	—	21,589

Net cash used in investing activities		16,556	—	16,556
Financing activities:
Net borrowings (repayments)	—	8,546	—	8,546
Equity transactions	—	—	—	—
Book overdraft	—	1,189	—	1,189
Receivables from affilliates	—	16,602	—	16,602
Other	—	—	—	—

Net cash (used in) provided by financing activities	—	26,337	—	26,337
Net change in cash and cash equivalents	41	(7,989)	—	(7,948)
Cash and cash equivalents at beginning of period	—	15,534	—	15,534

Cash and cash equivalents at end of period	$41	$7,545	$—	$7,586

Note P—Revenues by Product

     Revenues from external customers by product line are as follows:

	Revenues by Product

		(Dollars in Thousands)
	Reorganized	Predecessor Company
	Company
	For the Five	For the Seven
	Months Ended	Months Ended	For the Year Ended
	December 31,	July 31,	December 31,

	2003	2003	2002	2001

Product:
Hot Rolled	$85,305	$106,545	$179,530	$152,787
Cold Rolled	143,925	243,841	387,384	295,452
Galvanized	22,575	26,446	62,712	25,353
Fabricated products	137,137	179,083	306,254	337,693
Coke and coke by products	5,752	9,155	15,408	15,245
Conversion and other*	2,208	5,369	28,705	9,110

	$396,902	$570,439	$979,993	$835,640

* Includes conversion, semi-finished and resale products.

Note Q—Quarterly Information (Unaudited)

     Financial results by quarter for the two fiscal years ended December 31, 2002 and 2003 are as follows:

		Gross	Income	(Loss)
	Net Sales	Profit	(Loss)	Per Share

Predecessor Company
2002
1st Quarter	$206,081	$(5,577)	$(41,026)	*
2nd Quarter	241,642	25,185	(10,486)
3rd Quarter	277,868	42,178	7,086
4th Quarter	254,402	23,758	(13,141)
2003
1st Quarter	238,672	(8,581)	(45,625)	*
2nd Quarter	250,469	10,767	(21,474)
July	81,298	4,421	390,530

Reorganized Company
August and September	159,789	475	(15,237)	$(1.60)
4th Quarter	237,113	477	(23,693)	$(2.49)

     Prior to July 31, 2003, earnings per share are not meaningful because the Company was a wholly-owned subsidiary of WHX.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Exchange Act Rule 13A-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

Item 10 – Directors and Executive Officers of the Company

     The following table sets forth certain information with respect to directors and executive officers of WPC and WPSC as of December 31, 2003:

Name	Age	Position

James G. Bradley	58	Chairman of the Board and Class 3 Director of WPC, President and Chief Executive Officer of WPC and WPSC, and Director of WPSC

Paul J. Mooney	52	Executive Vice President and Chief Financial Officer of WPC and WPSC, Class 1 Director of WPC and Director of WPSC

John W. Testa	67	Vice President, Secretary and Treasurer of WPC, Senior Vice-President, Chief Restructuring Officer and Secretary of WPSC and Director of WPSC

Daniel C. Keaton	53	Senior Vice President, Human Resources and Public Relations of WPSC

Donald E. Keaton	44	Vice President, Steel Manufacturing and Procurement of WPSC

Harry L. Page	57	Vice President, Engineering, Technology & Metallurgy of WPSC

James E. Muldoon	59	Vice President, Business Development of WPSC

Steven W. Sorvold	49	Vice President, Commercial of WPSC and Chief Operating Officer of Wheeling Corrugating Company

James L. Bowen	68	Class 2 Director of WPC

Edward J. Curry, Jr.	57	Class 3 Director of WPC

Michael D. Dingman, Jr.	49	Class 2 Director of WPC

Robert E. Heaton	73	Class 3 Director of WPC

Roland L. Hobbs	71	Class 2 Director of WPC and Director of WPSC

Alicia H. Munnell	61	Class 1 Director of WPC

D. Clark Ogle	56	Class 2 Director of WPC

James B. Riley	52	Class 3 Director of WPC

Lynn R. Williams	79	Class 1 Director of WPC

JAMES G. BRADLEY became a member of the Board of WPC in August 2003 and has been Chairman of the Board since September 2003 and the President and Chief Executive Officer of WPC and WPSC since April 1998. Mr. Bradley was an Executive Vice President of WHX

Corporation from April 1998 to August 2003. Previously, he was the President and Chief Operating Officer of Koppel Steel Company from October 1997 to April 1998. From October 1995 to October 1997, Mr. Bradley served as Executive Vice President — Operations of WPSC and as Vice President of WHX Corporation. Mr. Bradley has been a director of WPSC since November 2000.

PAUL J. MOONEY has been a director of WPC since August 2003 and an Executive Vice President and the Chief Financial Officer of WPC and WPSC since October 1997. Previously, he served as the Vice President of WHX Corporation from October 1997 to December 2001. From 1985 to November 1997, Mr. Mooney was a Client Service and Engagement Partner of PricewaterhouseCoopers LLP. He also served, from July 1996 to November 1997, as the National Director of Cross Border Filing Services with the Accounting, Auditing and SEC Services Department of PricewaterhouseCoopers LLP, and from 1988 to June 1996, as the Pittsburgh Site Leader of PricewaterhouseCoopers LLP’s Accounting and Business Advisory Services Department. Mr. Mooney has been a director of WPSC since July 2003.

JOHN W. TESTA has been a Vice President and the Secretary and Treasurer of WPC since July 2001. Additionally, since July 2001, Mr. Testa has been a Senior Vice President and the Chief Restructuring Officer and Corporate Secretary of WPSC. He served as a consultant from November 2000 to July 2001 and as Vice President — Office of the Chairman of WPC from February 1999 to November 2000. Additionally, Mr. Testa served as Vice President, Secretary & Treasurer of WPSC from February 1994 to February 1999 and as Vice President and Treasurer of WPSC from May 1980 to February 1994. Mr. Testa has been a director of WPSC since July 2003.

DANIEL C. KEATON has been the Senior Vice President, Human Resources and Public Relations of WPSC since 1999, and he served as Vice President, Human Resources of WPSC from 1992 to 1999. Previously, Mr. Keaton held various labor relations and human resources positions at WPSC from 1981 to 1992.

DONALD E. KEATON has been the Vice President, Steel Manufacturing and Procurement of WPSC since February 2001. Previously, he served as the Vice President, Primary Operations of WPSC from October 1998 to February 2001, and as Division Manager — Iron making of WPSC from September 1997 to October 1998.

HARRY L. PAGE has been the Vice President, Engineering, Technology & Metallurgy of WPSC since January 1999. From March 1998 to January 1999, he served as Vice President, Engineering and Environmental Control of WPSC. Prior to joining WPSC, Mr. Page was the Senior Director, Engineering, Cleveland works of LTV Steel Company, Inc. from December 1997 to March 1998 and the General Manager of Engineering and Asset Management of LTV Steel from June 1993 to December 1997. Mr. Page held various engineering positions of increasing responsibility at LTV Steel from 1968 to 1998.

JAMES E. MULDOON has been the Vice President of WPSC since October 1998 and Division President of Wheeling Corrugating Company, a division of WPSC, from August 2000 to October 2003. Mr. Muldoon served as Vice President of Purchasing, Traffic and Raw Materials of WPSC from October 1997 to October 1998. Prior to joining WPSC, Muldoon worked as the General Manager of Purchasing for the former steel business (now known as United States Steel Corporation) of USX Corporation (now known as Marathon Oil Corporation) from 1987 to 1997.

STEVEN W. SORVOLD has been the Vice President, Commercial of WPSC since August 2003 and Chief Operating Officer of Wheeling Corrugation Company since November 2003. From January 2002 to August 2003, he served as the General Manager, Commercial, Steel Division of WPSC, with responsibility for all of WPSC’s commercial operations. From January 2000 to January 2002, he was General Manager of Custom and Specialty Products for Wheeling Corrugating Company, a division of WPSC. Previously, he worked with Armco Steel Co. (now known as AK Steel Corporation) as General Manager, Sales and Marketing, Coated Products from January 1995 to January 2000. In addition, Mr. Sorvold was employed by National Steel Service Center and by United States Steel Corporation.

JAMES L. BOWEN became a director of WPC in August 2003. Since November 1997, Mr. Bowen has served as the President of the West Virginia AFL-CIO. Previously, Mr. Bowen served as Vice President for both the West Virginia and the Ohio AFL-CIO. Mr. Bowen was an active member of the United Steelworkers of America for forty-two years, and an International Representative for thirty-two years. He has been involved with the West Virginia AFL-CIO since 1965. Mr. Bowen has served as a director of WPSC from July 1998 to August 2003. Mr. Bowen is a designee of the United Steelworkers of America to the WPC board of directors pursuant to the terms of the collective bargaining agreement between USWA, WPSC and WPC.

EDWARD J. CURRY, JR. became a director of WPC in August 2003. Mr. Curry has worked as a management consultant with Curry & Hurd LLC providing merger and acquisition, strategic planning and operations consulting since October 2000. From September 1995 to September 2000, Mr. Curry served as Executive Vice President and Chief Operating Officer of Moore Products Co. (acquired by Siemens Energy & Automation, Inc. in February 2000), an international developer and manufacturer of process measurement and control instrumentation, systems and dimensional measurement solutions. Mr. Curry formerly was a certified public accountant in the State of Pennsylvania.

MICHAEL D. DINGMAN, JR. became a director of WPC in August 2003. Since September 2000, Mr. Dingman has served as the Chief Financial Officer of Intrado, Inc., a provider of 9-1-1 information services and systems to telecommunications companies. Prior to joining Intrado, Mr. Dingman had been the Chief Financial Officer and Treasurer of Internet Commerce and Communication (formerly RMI NET, Inc.) from March 1999 to August 2000. Mr. Dingman’s prior work experience includes five years of banking in merger and acquisitions with Lazard Freres in New York during the late 1980’s, three years as an independent consultant specializing in debt restructuring and workouts during the early 1990’s and five years as an investment advisor specializing in corporate retirement plans and high-net-worth accounts.

ROBERT E. HEATON became a director of WPC in August 2003. Mr. Heaton has been a director of Blonder Tongue Laboratories, Inc. since March 1998. He also presently serves on the board of directors of Calstrip Steel Corp. From April 1993 through April 1995, Mr. Heaton served as Vice Chairman of the Stainless Steel Group of Lukens, Inc. From April 1981 through April 1993, Mr. Heaton was President and Chief Executive Officer of Washington Steel Corporation until it was acquired by Lukens, Inc. Mr. Heaton is a past Chairman of the Specialty Steel Industry of North America.

ROLAND L. HOBBS has been a director of WPC since 1998 and, from 2000 to August 2003, he was a director of WPSC. He has been a director of WesBanco Inc., a multi-state bank holding company, since 1976 and Chairman of Oglebay Foundation, Inc. Mr. Hobbs is a member of the Wheeling Park Commission. Mr. Hobbs has been a director of WPSC since July 2003 and had been a director of WPSC for several years prior to our reorganization.

ALICIA H. MUNNELL became a director of WPC in August 2003. Since 1997, Ms. Munnell has served as the Peter F. Drucker Professor in Management Sciences at Boston College’s Carroll School of Management. Previously, Ms. Munnell was a member or the President’s Council of Economic Advisers and Assistant Secretary of the U.S. Treasury For Economic Policy. Ms. Munnell spent most of her career at the Federal Reserve Bank of Boston where she became Senior Vice President and Director of Research in 1984. Ms. Munnell’s husband is a partner at Bingham McCutchen LLP, a law firm retained by us during the current and immediately prior fiscal year.

D. CLARK OGLE became a director of WPC in August 2003. Since August 2002, Mr. Ogle has served as the Chief Executive Officer of Nationsrent, Inc., a $500 million publicly traded company, which emerged from Chapter 11 bankruptcy in June 2003. Previously, Mr. Ogle served as President and Chief Executive Officer of Samsonite Commercial Furniture, Inc. from February 2002 to August 2002; as President and Chief Executive Officer of Johnston Industries, a textile company, from March 1998 to July 2001; and as Managing Director of KPMG Peat Marwick LLP, leading the Recovery Practice of the retail and wholesale food industry, from October 1996 to March 1998. Prior to joining KPMG, he was President and Chief Executive Officer of Teamsports, Inc., a sportswear distributor. In addition, Mr. Ogle has held several other senior executive positions in the food and food distribution industry.

JAMES B. RILEY became a director of WPC in August 2003. Since January 2001, Mr. Riley has served as Senior Vice President and Chief Financial Officer of Chiquita Brands International, Inc., which entered Chapter 11 of the U.S. Bankruptcy Code in November 2001 and completed financial restructuring in March 1, 2002, when its pre-arranged plan of reorganization under Chapter 11 became effective. Previously, Mr. Riley served as Senior Vice President and Chief Financial Officer of the Elliott Company from May 1999 to January 2001; as Principal of James Burns Riley & Associates from September 1998 to May 1999; and as Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc. from November 1989 to September 1998. Mr. Riley has also held various positions with LTV Steel Company, including Manager of Financial Analysis and Planning, Controller Coal Division, Manager of Seamless Pipe Operations, Assistant to the President and Assistant Controller Raw Materials and Assistant Controller of the Bar Division.

LYNN R. WILLIAMS became a director of WPC in August 2003. From 1997 to 2003, Mr. Williams served as President of the Steelworkers Organization of Active Retirees. Previously, Mr. Williams was the President Emeritus of the United Steelworkers of America, serving from November 1983 to March 1994. Additionally, since March 1994, Mr. Williams has served as an arbitrator for the AFL-CIO under Article XXI of its constitution. Mr. Williams has served on various boards of directors, including the board of WPSC from January 2001 to August 2003 and from July 1998 to November 2000, the board of WHX Corporation from December 1995 to December 1997, the board of Republic Engineered Mr. Williams is a designee of the United Steelworkers of America to the WPC board pursuant to the terms of the collective bargaining between USWA, WPSC and WPC.

Products LLC since August 2002, and the board of Republic Technologies International from August 1999 to August 2002.

Audit Committee and Audit Committee Financial Expert

     The Company has an audit committee consisting of Edward J. Curry, Jr., Michael Dingman, Robert E. Heaton, Roland L. Hobbs and James B. Riley. The Company’s Board of Directors has determined that Mr. Riley is an “audit committee financial expert”, as defined under SEC rules, and that he is “independent,” as determined under applicable NASD listing standards. The audit committee is responsible for selecting the Company’s independent auditors and approving the scope, fees and terms of all audit engagements and permissible non-audit services performed by the independent auditor, as well as assessing the independence of the Company’s independent auditor from management. The audit committee also assists the Board in oversight of the Company’s financial reporting process and integrity of its financial statements, and also reviews other matters with respect to the Company’s accounting, auditing and financial reporting practices as it may find appropriate or may be brought to its attention.

Code of Ethics

     The Company has adopted a code of business conduct and ethics (the “Company Code”) that applies to all of the Company’s directors, executive officers and employees, and which meets the definition of a “code of ethics” under applicable SEC rules. The Company Code is available free of charge under the “Investor Relations” heading on the Company’s Website at http://www.wpsc.com. The Company intends to post on its Website any amendment to the Company Code, or any waiver from a provision of the Company Code relating to the elements of a “code of ethics” under SEC rules, where such waiver is to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Exchange Act, the directors and executive officers and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports with the SEC in respect of their ownership of the Company’s securities. The Company believes that during fiscal year 2003 all such required reports were filed on a timely basis.

Item 11 – Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation in each of the last three fiscal years for our Chief Executive Officer and our four other most highly compensated executive officers.

					Long Term
					Compensation
					Restricted
		Annual Compensation			Stock(8)

				Other Annual			All other
				Compensation	Awards		Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus($)(9)	($) (1)	($)		(2)

James G. Bradley	2003	371,088			$900,000		34,500	(3)(4)
President and Chief Executive	2002	357,917	—	—	—		34,500	(3)(4)
Officer of WPC and WPSC	2001	385,000			—		26,350	(4)
Paul Mooney	2003	255,120	44,000		642,855		45,052	(3)(5)
Executive Vice President and Chief	2002	246,068	—	—	—		45,057	(3)(5)(6)
Financial Officer of WPC and WPSC	2001	264,687			—		35,296	(7)
Donald E Keaton	2003	171,808	28,800		642,855		14,900	(3)
Vice President of WPSC	2002	160,053	—	—	—		14,831	(3)
	2001	154,997			—		8,594
Harry L Page	2003	157,657	27,200		642,855		29,850	(4)
Vice President of WPSC	2002	151,505	—	—	—		29,719	(4)
	2001	149,187			—		14,433	(4)
Daniel C Keaton	2003	147,641	26,400		642,855		14,025
Senior Vice President of WPSC	2002	147,641	—	—	—	—	14,025
	2001	158,813			—	—	13,281

(1)  Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(2)  Amounts shown, unless otherwise noted, reflect company contributions to pension plans.

(3)  Includes a payment from Ohio Coatings Company of $5,000 paid as a Board Member Special Bonus.

(4)  Includes a payment of $12,000 as a member of the Board of Directors of Wheeling-Nisshin Corporation in 2003 and 2002. With respect to Mr. Bradley, includes a payment of $12,000 as a member of the Board of Wheeling-Nisshin Corporation in 2001. With respect to Mr. Page, includes a payment of $1,000 as a member of the Board of Wheeling-Nisshin Corporation in 2001.

(5)  Includes a payment of $25,000 in lieu of insurance premium in 2003 and 2002.

(6)  Excludes the cash surrender value of $75,005.12 for an insurance policy purchased for Mr. Mooney and transferred to him in 2002.

(7)  Includes insurance premiums paid by our company.

(8)  Represents the dollar value of stock awards issued August 1, 2003 pursuant to our restricted stock plan upon emergence from bankruptcy as an incentive to remain with the Company. The stock grants vest one-third each year over three years. James G. Bradley was awarded 60,000 shares. Paul J. Mooney, Harry L. Page, Donald E. Keaton and Daniel C. Keaton each received 42,857 shares.

(9)  In lieu of payment for fiscal year 2003 under terms of each executive’s employment agreement for supplemental pension or life insurance coverage or such similar arrangement, the Company’s board approved payment in cash in March 2004 to each applicable executive in the amounts shown in the table.

Option Exercises and Option Values

     No stock options were issued to management employees in 2003.

Pension Plan Table

     We maintain a supplemental defined benefit plan for all of our salaried employees hired before February 1, 1998. The following table shows the estimated annual retirement benefits in straight life annuity amounts payable to our salaried employees upon normal retirement at age 62 under our defined benefit plan.

	Annual Estimated Benefits Years of Credited Service at Age 62

Final Average Compensation	15	20	25	30	35

125,000	24,375	32,500	40,625	48,750	56,875
150,000	29,250	39,000	48,750	58,500	68,250
175,000	34,125	45,500	56,875	68,250	79,625
200,000	39,000	52,000	65,000	78,000	91,000
225,000	39,000	52,000	65,000	78,000	91,000
250,000	39,000	52,000	65,000	78,000	91,000
300,000	39,000	52,000	65,000	78,000	91,000
400,000	39,000	52,000	65,000	78,000	91,000
500,000	39,000	52,000	65,000	78,000	91,000

     Compensation for pension calculation purposes includes base salary and all other earnings including periodic bonuses. Items such as relocation allowance and leased automobile allowances are excluded. Compensation for all of the named executive officers does not substantially differ from that set forth above in the Summary Compensation Table except for the restrictions required by Internal Revenue Service statutory limits.

     The years of credited service as of December 31, 2003 for each of the named executive officers were as follows: James G. Bradley — 8 years; Paul J. Mooney — 6 years; Donald E. Keaton — 6 years; and Daniel C. Keaton — 22 years.

     Benefits for the supplemental defined benefit pension plan are computed by multiplying the employee’s final average compensation by 1.3% multiplied by the number of years of continuous service at termination. This amount is actuarially reduced for retirement prior to age 62 and is offset by the annuitized value of the account balance in the salaried defined contribution pension plan and the vested benefit, if any, under the frozen WHX defined benefit pension plan. For purposes of computing benefits under the supplemental defined benefit pension plan, the term “final average compensation” means the highest consecutive 36 months of compensation in the final 120 months of employment.

     Pursuant to his retention and employment agreement, Mr. Bradley is entitled to receive a supplemental pension benefit upon his retirement or other termination of his employment on or after the third anniversary of his employment agreement (August 1, 2006) in an annual amount equal to 25% of his then-current salary. That amount will be payable annually for the remainder of Mr. Bradley’s life or ten years, whichever is longer. If Mr. Bradley retires or otherwise terminates employment prior to the third anniversary of his employment agreement, his annual supplemental pension payment will be reduced by two percentage points for each full or partial year by which his service from August 1, 2003 through his termination is less than three years. Mr. Bradley may elect to have his supplemental pension benefit paid in either a single lump sum (based on reasonable actuarial assumptions) or in a series of equal monthly installments.

Election of Directors

     WPC’s board of directors consists of eleven members who are divided into three classes, with one class serving until the date of the 2004 annual meeting of stockholders, one class serving until the date of the 2005 annual meeting of stockholders and one class serving until the date of the 2006 annual meeting of stockholders. Unless changed otherwise by a vote of the stockholders, upon the expiration of the term of office of each class of directors, the directors of such class or their successors shall be elected only for a term of one year, and beginning with the 2006 annual meeting, all directors will be elected annually for a term of one year.

     Paul J. Mooney, Alicia H. Munnell, and Lynn R. Williams serve in the class whose initial term expires in 2004; James L. Bowen, Michael Dingman, Roland L. Hobbs, and D. Clark Ogle serve in the class whose initial term expires in 2005; James G. Bradley, Edward J. Curry, Jr., Robert E. Heaton, and James B. Riley serve in the class whose initial term expires in 2006. WPSC’s board of directors consists of four members who are elected annually.

Compensation of Directors

     We reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of our board of directors. Directors are also eligible to receive grants of stock options and awards under our management stock incentive plan.

Board Committees

     WPC’s board of directors has established an audit committee, a compensation committee, a nominating/governance committee, a safety committee, an executive committee and a finance committee.

     The audit committee consists of Edward J. Curry, Jr., Michael Dingman, Robert E. Heaton, Roland L. Hobbs and James B. Riley. See Item 10—Directors and Executive Officers of the Company under the caption “Audit Committee and Audit Committee Financial Expert” for further information about the audit committee.

     The compensation committee consists of Jim Bowen, Edward J. Curry, Jr., Alicia H. Munnell and D. Clark Ogle. The compensation committee has authority over all compensation matters for senior executives. It reviews executive salaries, administers bonuses, incentive compensation and stock plans and approves the salaries and other benefits of our executive officers. In addition, the compensation committee consults with our management regarding our benefit plans and compensation policies and practices.

     The nominating/governance committee consists of Michael Dingman, Roland L. Hobbs and D. Clark Ogle and is responsible for the selection of nominees for election to the board of directors. Additionally, this committee conducts annual evaluations of the Board and its committees, and performs an annual review of the Company’s corporate governance guidelines and code of business conduct and ethics, and recommends changes as considered necessary and appropriate.

     The executive committee consists of James G. Bradley, Robert E. Heaton, Roland L. Hobbs and James B. Riley and is authorized to act on behalf of the full board of directors between regularly scheduled board meetings.

     The safety committee consists of James L. Bowen, James G. Bradley and Lynn R. Williams. Such committee assists the board of directors in promoting the safety of our employees and assuring compliance with applicable safety laws and regulations. In addition, the safety committee develops, recommends to the board of directors, and oversees the implementation of such safety guidelines, policies and procedures as it deems necessary.

     The finance committee consists of Robert E. Heaton, Paul J. Mooney and Alicia H. Munnell. It oversees our company’s financial objectives, policies, procedures and activities, and advises the board of directors and management with respect to all activities, plans and policies affecting the financial affairs of our company.

Compensation Committee Interlocks and Insider Participants

     Our Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for key executives of the Company. The Compensation Committee during fiscal 2003 consisted of James L. Bowen, Edward J. Curry, Jr., Alicia H. Munnell and D. Clark Ogle. No member of the compensation committee has ever been an officer or employee of the Company or any of its subsidiaries.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     We have entered into employment agreements (each, an “Agreement,” or collectively, the “Agreements”) with our executive officers named in the Summary Compensation Table above, James G. Bradley — President and Chief Executive Officer of WPC and WPSC, Paul J. Mooney — Executive Vice President and Chief Financial Officer of WPC and WPSC, Daniel C. Keaton — Senior Vice President of WPSC, Donald E. Keaton — Vice President of WPSC, and Harry L. Page — Vice President of WPSC.

     The Agreements provide that we will pay a base salary of $400,000 to Mr. Bradley, $275,000 to Mr. Mooney, $165,000 to Mr. Daniel Keaton, $180,000 to Mr. Donald Keaton, and $170,000 to Mr. Page. In addition, each of these executive officers will be eligible to receive annual bonuses and customary fringe benefits. In addition to annual bonuses, the Agreements provide for a special one-time bonus equal to one-half of the executive’s annual salary payable upon delivery of the electric arc furnace (which is currently projected to occur at the end of the 2004 fiscal year). Further, in addition to customary fringe benefits, the Agreements (except Mr. Bradley’s) provide for an annual contribution of not less than $25,000 for supplemental pension or death benefits for the benefit of each executive.

     The Agreements provide for customary non-compete, non-solicitation and confidentiality provisions to protect the Company. The employment term under each Agreement is for a period of three years, ending on August 1, 2006. Immediately prior to the expiration of the term, if the executive is still employed, the executive will receive a retention payment equal to monthly salary times the executive’s number of years of service and fractional year of service, up to a maximum of one times annual salary. This payment will be reduced by any other cash severance payable to the executive. If the current agreement is extended or a new employment agreement is entered into, no retention payment will be made.

     We may terminate the executive’s employment prior to the end of the term either with or without “cause” (as defined in each Agreement) and each executive may resign with or without “good reason” (as defined in each Agreement). No severance or other special termination payments will be made under the Agreements if the Company terminates the executive with cause or the executive resigns without good reason. If the executive is terminated without cause or resigns for good reason, the executive will receive a payment equal to one times the executive’s annual salary. If the termination occurs within one year of a change in control of the Company (as defined in the Agreement), the executive will receive a payment equal to two times his salary. Under Mr. Bradley's Agreement, he will receive a payment equal to three times his salary upon any termination without cause or resignation for good reason. Mr. Bradley also is entitled to payment equal to three times his salary upon any resignation (whether with good reason or not) within six months of a change in control of the Company.

     In addition, the Agreements will terminate prior to their scheduled expiration date in the event of an executive’s death or disability. Upon a termination of the executive’s employment due to his disability, the Company will continue to pay his base salary and maintain his fringe benefits through the earlier of his death or the date that the executive becomes eligible for disability income under our existing long term disability plan or workers’ compensation plan.

     Further, Mr. Bradley’s Agreement provides for a supplemental pension benefit. The terms of the supplemental pension benefit are described under the heading “Pension Plan Table” above.

     Additionally, as of the effective date of our plan of reorganization, we granted 60,000 shares of restricted stock to our Chief Executive Officer and approximately 42,857 shares of restricted stock to each of our other executive officers pursuant to our restricted stock plan.

Benefit Plans

     We currently provide certain benefits to our eligible employees (including executive officers) through the benefit plans described below.

Management Stock Incentive Plan

     Our management stock incentive plan provides for the grant of incentive stock options, within the meaning of 422 of the Internal Revenue Code, to employees of WPC and its affiliates, including officers and employee directors. Non-qualified stock options and stock purchase rights, including restricted stock and stock grants, may also be granted to employees, including officers and directors and to non-employee directors and consultants. The board of directors or a designated committee administers our management stock incentive plan and determines the terms of the options or stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the vesting and the form of consideration payable upon such exercise. As of December 31, 2003, there were 17,793 stock options issued to outside directors of the Company. There are 982,207 shares of our common stock reserved for future issuance under the plan.

Restricted Stock Plan

     In accordance with our plan of reorganization, we established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock. No additional shares are authorized for issuance under the restricted stock plan. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years or upon termination of employment on account of death, disability, retirement at or after age 65 or as otherwise provided in any employment agreement with the individual. The shares granted will not be transferable until they vest, and to the extent not vested at termination of employment will be forfeited and returned to us. Until vested or forfeited, the recipient of each grant under our restricted stock plan will be the owner of the shares granted, with the right to vote and receive any dividends paid in respect of the shares.

Equity Compensation Plan Information

     The following table sets forth information regarding shares issued under equity compensation plans as of December 31, 2003.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
Equity Compensation Plans	Outstanding Options	Outstanding Options	Future Issuance

Not approved by stockholders	17,793	$6.95	982,207
Approved by stockholders	—	—	—

	17,793	$6.95	982,207

     (1)  Under the terms of the 2003 Management Stock Incentive Plan, the Company reserved 1,000,000 shares of Common Stock for issuance. Additionally, the Company reserved 500,000 shares of Common Stock for issuance under the 2003 Restricted Stock Plan. However, all 500,000 reserved shares were awarded, effective August 1, 2003, pursuant to our approved Plan of Reorganization and no shares remain available for issuance under the Restricted Stock Plan.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of February 29, 2004, certain information regarding beneficial ownership of our common stock by: (1) each person who is known by us to earn beneficially more than 5% of the common stock; (2) each member of our Board of Directors; (3) each of the executive officers listed in the Summary Compensation Table; and (4) all of our executive officers and directors as a group. For purposes of this table, shares are considered “beneficially owned” if the person, either directly or indirectly, has sole or shared power to direct the voting of the securities or has sole or shared power to dispose or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days after February 29, 2004. Unless otherwise indicated in a footnote, each individual or a group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Shares Beneficially
	Owned Prior to
	Offering (1)

Name of Beneficial Owner	Number	Percent

U.S. Trust Company, N.A., as independent fiduciary of the VEBA Trust (2)	4,000,000	40.0%
Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (the VEBA Trust) (3)	4,000,000	40.0%
John Motulsky, Chris Wilson, and Wayne Teetsel (4) (5)	1,222,102	12.2%
Jeffery L. Gendell (6)	906,497	9.1%
Jim Bowen (7)	1,997	*
Edward J. Curry, Jr. (7)	1,997	*
Michael Dingman (7)	1,997	*
Robert E. Heaton (7)	1,997	*
Roland L. Hobbs (7)	1,997	*
Alicia H. Munnell (7)	1,997	*
D. Clark Ogle (7)	1,997	*
James B. Riley (7)	2,087	*
Lynn R. Williams (7)	1,997	*
James G. Bradley (8)	60,000	*
Paul J. Mooney (8)	42,858	*
Daniel C. Keaton (8)	42,857	*
Donald E. Keaton (8)	42,857	*
Harry L. Page (8)	42,857	*
All executive officers and directors as a group (18 persons)	377,793	3.8%

* Less than 1%.

(1)  Approximately 182,736 shares of our common stock have been reserved for issuance upon the resolution of certain disputed claims filed by our creditors. Shares of common stock reserved for this purpose that are not ultimately required to be issued to satisfy disputed claims will be distributed on a pro rata basis to the other members of that class of creditors. Accordingly, as we settle disputed claims, the number of shares and the corresponding percentage of common stock beneficially held by certain persons listed in the table may increase slightly over time without further action on the part of such persons.

(2)  Represents 4,000,000 shares issued to the VEBA trust. These shares are held of record by WesBanco Bank, Inc., as trustee of the VEBA trust, which is subject to the direction of U.S. Trust Company, N.A. with respect to the disposition and voting of the shares. U.S. Trust Company, N.A. disclaims beneficial ownership of the shares. The address of U.S. Trust Company, N.A. is 600 14th Street, N.W. Washington, D.C. 20005-3314.

(3)  The address of the VEBA Trust is c/o WesBanco Bank, Inc., as trustee, One Bank Plaza, Wheeling, WV 26003.

(4)  Represents 711,572 shares held by Stonehill Offshore Partners Limited and 510,530 shares held by Stonehill Institutional Partners, L.P. Stonehill Capital Management LLC is the investment adviser to Stonehill Institutional Partners, L.P., and Stonehill Advisers LLC is the investment adviser to Stonehill Offshore Partners Limited. Messrs. Motulsky, Wilson and Teetsel are the general partners of Stonehill Institutional Partners, L.P. and the managing members of Stonehill Capital Management LLC and Stonehill Advisers LLC. Messrs. Motulsky, Wilson and Teetsel have voting and investment power with respect to such shares. The foregoing management and ownership information is based upon disclosures reported in a Schedule 13G filed with the Securities Exchange Commission on October 30, 2003 by the Reporting Persons, as defined in Note (5) below.

(5)  The address for Messrs. Motulsky, Wilson and Teetsel, Stonehill Offshore Partners Limited, Stonehill Institutional Partners, L.P., Stonehill Advisers LLC and Stonehill Capital Management, LLC (collectively, the "Reporting Persons") is c/o Stonehill Capital Management, LLC, 885 Third Avenue, 30th Floor, New York, NY 10022, Attn: John Motulsky.

(6)  Represents 498,113 shares held by Tontine Partners, L.P. , 331,960 shares held by Tontine Overseas Associates, L.L.C., and 76,424 shares held by Tontine Capital Management, L.L.C. Tontine Management, L.L.C, the general partner of Tontine Partners, L.P., has the power to direct the affairs of Tontine Partners, L.P., including decisions with respect to the disposition of the proceeds from the sale of shares of common stock. Mr. Gendell is the managing member of Tontine Management, L.L.C, Tontine Overseas Associates, L.L.C, and Tontine Capital Management, L.L.C. and in that capacity directs their operations. The foregoing management and ownership information is based solely upon disclosures reported in a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2004 by Mr. Gendell, individually, and as managing member of Tontine Management, L.L.C., general partner of Tontine Partners, L.P., managing member of Tontine Capital Management, L.L.C., and managing member of Tontine Associates, L.L.C.

(7)  Represents shares issuable upon exercise of currently exercisable options to purchase shares of WPC common stock.

(8)  Represents shares issued under a restricted stock grant that vest one-third per year over three years.

Item 13 – Certain Relationships and Related Transactions

     Prior to the effective date of the confirmation of our plan of reorganization by the Bankruptcy Court, we were a wholly owned subsidiary of WHX Corporation. As part of our reorganization, all shares of common stock held by WHX Corporation were cancelled, and we were no longer a subsidiary of WHX Corporation. Additionally, Wheeling-Pittsburgh Corporation and its wholly owned subsidiary, Wheeling-Pittsburgh Steel Corporation, entered into an agreement with WHX Corporation providing for a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in indebtedness that we owed to WHX Corporation, a $10 million unsecured loan by WHX Corporation to us, and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

     WHX Corporation provided funds to us for the purchase of natural gas during 2001. At December 31, 2002, we owed WHX Corporation approximately $2.1 million for natural gas purchased. At December 31, 2003, we did not owe WHX Corporation anything for natural gas purchased.

     During 2003, we shipped $157.7 million of steel product to Wheeling-Nisshin and we shipped $108.1 million of steel product to OCC. Amounts due from Wheeling-Nisshin at December 31, 2003 were $5.6 million. Amounts due from OCC for steel product at December 31, 2003 were $10.1 million. James G. Bradley serves on the Board of Directors of Wheeling-Nisshin and OCC. Harry L Page serves on the Board of Directors of Wheeling-Nisshin. Paul J. Mooney and Donald E. Keaton serve on the Board of Directors of OCC.

     Pursuant to our plan of reorganization, we issued 4,000,000 shares of Common Stock to a VEBA Trust established under our collective bargaining agreement with the USWA. See Part II, Item 7 above under the heading “VEBA Trust”.

     Other transactions and employment arrangements between us and our directors, executive officers and holders of 5% or more of our common stock are described above under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14 – Principal Accounting Fees and Services

     The following fees were billed by PricewaterhouseCoopers LLP to the Company for services performed on behalf of the Company, as described below:

     Audit Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2003 were $505,148 of which $373,398 was billed in 2003. Such fees included the audit of the primary financial statements $370,709, testing of the fresh start balance sheet $63,240, and services related to filings with the SEC in connection with the reorganization $71,199. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2002 were $318,073 of which $78,336 was billed in 2002. Such fees related to the audit of the primary financial statements $318,073.

     Audit-Related Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for audit-related services for the years ended December 31, 2003 and December 31, 2002 were $82,345 and $69,698, respectively. These fees are for the audits of employee benefit plans.

     Tax Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning for the year ended December 31, 2003 were $321,021 for assistance in obtaining state property tax relief. There were no tax services rendered in 2002.

     All Other Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP, other than for services referred to above, for the years ended December 31, 2003 and December 31, 2002 were $36,885 and $708,984, respectively. Such fees were for services related to the Company’s bankruptcy proceedings.

Pre-Approval of Audit and Non-Audit Services

     The Company’s Audit Committee has the sole authority to approve the scope, fees and terms of all audit and permissible non-audit services provided by the Company’s independent accountants, subject to the “de minimus” exception under the Exchange Act permitting waiver of such pre-approval requirements for non-audit services in certain limited instances. Pursuant to the Company’s audit committee charter, the Audit Committee considers whether the provision of non-audit services by the independent accountant, on an overall basis, is compatible with maintaining the independent auditor’s independence from management. None of the non-audit professional services rendered by PricewaterhouseCoopers LLP in 2003 were approved pursuant to the ‘de minimus” exception described above.

PART IV

Item 15 - Exhibits and Reports on Form 8-K

     The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)	Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

(2)	Financial Statement Schedules

(b)	Reports on Form 8-K

Form 8-K, Items 7 and 12, furnished with the SEC on November 17, 2003 with respect to Wheeling- Pittsburgh Corporation’s third quarter 2003 financial results.

	Exhibit		Prior Filing Or
(c)	No.	Description Of Exhibit	Sequential Page Number
	2.1	Third Amended Joint Plan of Reorganization,	Incorporated by reference to

	Exhibit		Prior Filing Or
(c)	No.	Description Of Exhibit	Sequential Page Number
		dated May 19, 2003.	Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 (File No. 0-50300) (“Form 10”)

	3.1	Second Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Wheeling-Pittsburgh Corporation’s Form 10

	3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to Wheeling-Pittsburgh Corporation’s Form 10

	4.1	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to Wheeling Pittsburgh Corporation’s Form 10

	4.2	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to Wheeling- Exhibit 4.2 to Wheeling-Pittsburgh Corporation’s Form 10

	4.3	Form of Common Stock Certificate of Wheeling-Pittsburgh Corporation.	Incorporated by reference to Exhibit 4.3 to Wheeling-Pittsburgh Corporation’s Form 10

	10.1	Close Corporation and Shareholders’ Agreement, dated as of March 24, 1994 (as amended), by and among Dong Yang Tinplate America Corp., Nippon Steel Trading America, Inc. (f/k/a Nittestsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.	Incorporated by reference to Exhibit 10.1 to Wheeling- Pittsburgh Corporation’s Form 10

	10.2	Raw Material Supply Agreement, dated as of March 25, 1994, by and between Wheeling- Pittsburgh Steel Corporation and Ohio Coatings Company.	Incorporated by reference to Exhibit 10.2 to Wheeling- Pittsburgh Corporation’s Form 10

	10.3	Distribution Agreement, dated as of January 2003 (as amended), by and among Nippon Steel Trading America, Corp. (f/k/a Nittestsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.	Incorporated by reference to Exhibit 10.3 to Wheeling- Pittsburgh Corporation’s Form 10

	10.4	Second Amended and Restated Shareholders Agreement, dated as of November 12, 1990, by and among Wheeling-Pittsburgh Steel Corporation, Nisshin Steel Co., Ltd. and Wheeling-Nisshin, Inc.	Incorporated by reference to Exhibit 10.4 to Wheeling- Pittsburgh Corporation’s Form 10

	10.5	Amended and Restated Supply Agreement, dated March 29, 1993, by and between Wheeling- Pittsburgh Steel Corporation and Wheeling-	Incorporated by reference to Exhibit 10.5 to Wheeling- Pittsburgh Corporation’s

	Exhibit			Prior Filing Or
(c)	No.		Description Of Exhibit	Sequential Page Number
			Nisshin, Inc.	Form 10

	10.6		2003 Management Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to Wheeling- Pittsburgh Corporation’s Form 10

	10.7		2003 Management Restricted Stock Plan.	Incorporated by reference to Exhibit 10.8 to Wheeling- Pittsburgh Corporation’s Form 10

	10.8		Term Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the several banks and other financial institutions or entities from time to time party thereto, Lloyds TSB Bank PLC, as documentation agent, Australia and New Zealand Banking Group Limited, as syndication agent, Royal Bank of Canada, as administrative agent, Emergency Steel Loan Guarantee Board, as federal guarantor, and West Virginia Housing Development Group, as state guarantor.	Incorporated by reference to Exhibit 10.10 to Wheeling- Pittsburgh Corporation’s Form 10

	10.9		Revolving Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the banks and other financial institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as inventory and receivables security agent and documentation agent, and The CIT Group/Business Credit, Inc., Congress Financial Corporation and Fleet Capital Corp., as syndication agent.	Incorporated by reference to Exhibit 10.11 to Wheeling- Pittsburgh Corporation’s Form 10

	10.10		Modification and Assumption Agreement, dated as of June 12, 2003, between Wheeling-Pittsburgh Steel Corporation and Danieli Corporation.	Incorporated by reference to Exhibit 10.12 to Wheeling- Pittsburgh Corporation’s Form 10

	10.11		Agreement for Supply of Equipment and Services, dated as of June 12, 2003, between Junction Industries, Inc. and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.13 to Wheeling- Pittsburgh Corporation’s Form 10

	10.12	(a)	Lease for 201 Mississippi Street, Gary, IN, dated as of November 13, 1995, between Great Lakes Industrial Partners, L.P. and Wheeling-Pittsburgh Steel Corporation, as amended.	Incorporated by reference to Exhibit 10.14(a) to Wheeling- Pittsburgh Corporation’s Form 10

	10.12	(b)	Lease for 9801 Alden Avenue, Lenexa, KS, dated as of March 27, 2000, between Lenexa Alden, LLC and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.14(b) to Wheeling- Pittsburgh Corporation’s Form 10

	10.12	(c)	Lease for 8090 Woolery Way, Fallon, NV, dated as of August 1, 1999, between FBW Leasecorp, Inc.	Incorporated by reference to Exhibit 10.14(c) to Wheeling-

	Exhibit			Prior Filing Or
(c)	No.		Description Of Exhibit	Sequential Page Number
			and Wheeling-Pittsburgh Steel Corporation.	Pittsburgh Corporation’s Form 10

	10.12	(d)	Leases for 4204 Fidelity Road, Fidelity Industrial Park, Houston, TX, dated January 16, 1986, and 4206-B Fidelity Road, Jacinto City, Harris County, TX, dated September 21, 1988, between The Texas Development Company and Wheeling-Pittsburgh Steel Corporation, as amended.	Incorporated by reference to Exhibit 10.14(d) to Wheeling- Pittsburgh Corporation’s Form 10

	10.12	(e)	Lease for 20 Three Creek Road, Emporia, VA, dated August 17, 1998, between the Industrial Development Authority of Greensville County, Virginia and Wheeling Corrugating Company.	Incorporated by reference to Exhibit 10.14(e) to Wheeling- Pittsburgh Corporation’s Form 10

	10.12	(f)	Lease for 2001 Highway 301, Palmetto, FL, dated April 27, 2000, between Palmetto Business Park, LP and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.14(f) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(a)	Post-Bankruptcy Retention Agreement between James G. Bradley and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(a) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(b)	Post-Bankruptcy Retention Agreement between Paul J. Mooney and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(b) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(c)	Post-Bankruptcy Retention Agreement between Daniel C. Keaton and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(c) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(d)	Post-Bankruptcy Retention Agreement between Donald E. Keaton and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(d) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(e)	Post-Bankruptcy Retention Agreement between Harry L. Page and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(e) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(f)	Post-Bankruptcy Retention Agreement between John W. Testa and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(f) to Wheeling- Pittsburgh Corporation’s Form 10

	10.13	(g)	Post-Bankruptcy Retention Agreement between Steven W. Sorvold and Wheeling-Pittsburgh Steel Corporation.	Incorporated by reference to Exhibit 10.15(g) to Wheeling- Pittsburgh Corporation’s Form 10

	10.14	(a)	Registration Rights Agreement, dated as of August 1, 2003, between Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Stonehill Institutional Partners, L.P. and Stonehill Offshore Partners Limited.	Incorporated by reference to Exhibit 10.16(a) to Wheeling- Pittsburgh Corporation’s Form 10

	Exhibit			Prior Filing Or
(c)	No.		Description Of Exhibit	Sequential Page Number
	10.14	(b)	Registration Rights Agreement, dated August 1, 2003, between Wheeling-Pittsburgh Corporation and WesBanco Bank, solely in its capacity as trustee under the VEBA Trust.	Incorporated by reference to Exhibit 10.16(b) to Wheeling- Pittsburgh Corporation’s Form 10

	10.14	(c)	Stock Transfer Restriction and Voting Agreement, dated August 1, 2003, by and among Wheeling- Pittsburgh Corporation and WesBanco Bank, Solely in its capacity as trustee under the VEBA Trust.	Incorporated by reference to Exhibit 10.16(c) to Wheeling- Pittsburgh Corporation’s Form 10

	21.1		Subsidiaries of Wheeling-Pittsburgh Corporation.	Incorporated by reference to Exhibit 21.1 to Wheeling- Pittsburgh Corporation’s Form 10

	23.1		Consent of PricewaterhouseCoopers LLP, filed herewith.

	31.1		Certificate of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), filed herewith.

	31.2		Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), filed herewith.

	32.1		Certificate of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), furnished herewith.

	32.2		Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), furnished herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James G. Bradley
Name: James G. Bradley
Title: President, Chief Executive Officer and Director
Date: March 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James G. Bradley James G. Bradley	President, Chief Executive Officer and Director	March 10, 2004

/s/ Paul J. Mooney Paul J. Mooney	Executive Vice President, Chief Financial Officer (and Principal Accounting Officer) and Director	March 10, 2004

/s/ Jim Bowen Jim Bowen	Director	March 10, 2004

/s/ Edward J. Curry, Jr. Edward J. Curry, Jr.	Director	March 10, 2004

/s/ Michael Dingman Michael Dingman	Director	March 10, 2004

/s/ Robert E. Heaton Robert E. Heaton	Director	March 10, 2004

/s/ Roland L. Hobbs Roland L. Hobbs	Director	March 10, 2004

/s/ Alicia H. Munnell Alicia H. Munnell	Director	March 10, 2004

/s/ D. Clark Ogle D. Clark Ogle	Director	March 10, 2004

/s/ James B. Riley James B. Riley	Director	March 10, 2004

/s/ Lynn R. Williams Lynn R. Williams	Director	March 10, 2004