Form 10-Q
period 2004-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2004-05-12
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

Yes  ☑  No  ☐

     The registrant had 10,000,000 shares of its common stock, par value $0.01 per share, issued and outstanding as of April 30, 2004.

Documents Incorporated by Reference: None

PART I

Item 1 — Financial Statements

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter Ended March 31
(Unaudited)
(Dollars in Thousands except per share data)

	Reorganized Company	Predecessor Company
	2004	2003
Revenues:
Net sales, including sales to affiliates of $65,340 and $67,544	$274,206	$238,672
Cost and expenses:
Cost of products sold, excluding depreciation, including cost of products sold to affiliates of $52,279 and $58,537	256,069	247,253
Depreciation	7,689	17,445
Selling, administrative and general expense	14,946	13,864
Reorganization and professional fee expense	—	3,300

	278,704	281,862

Operating loss	(4,498)	(43,190)
Reorganization expense	—	(9)
Interest expense on debt	(5,219)	(3,651)
Other income	3,012	1,234

Loss before taxes	(6,705)	(45,616)
Tax (benefit) provision	(79)	9

Net loss	$(6,626)	$(45,625)

Basic and diluted loss per share
attributable to common stockholders	$(0.70)	*

Weighted average common shares outstanding basic and diluted	9,500,000	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in Thousands)

	Reorganized Company
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,346	$4,767
Trade receivables, less allowance for doubtful accounts of $2,358, and $2,061	119,933	104,025
Inventories	129,974	146,895
Prepaid expenses and deferred charges	9,466	11,583

Total current assets	262,719	267,270
Investment in associated companies	42,154	42,857
Property, plant and equipment, at cost less accumulated depreciation of $17,529 and $10,051	405,210	387,765
Deferred income tax benefits	23,250	23,170
Restricted cash	71,176	87,138
Goodwill	30,000	30,000
Deferred charges and other assets	28,171	30,686

	$862,680	$868,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$85,966	$76,108
Short term debt	71,898	79,251
Payroll and employee benefits payable	60,034	57,862
Accrued federal, state and local taxes	11,151	10,744
Deferred income tax liabilities	23,170	23,170
Accrued interest and other liabilities	5,971	9,672
Long-term debt due in one year	1,916	2,698

Total current liabilities	260,106	259,505
Long-term debt	340,318	340,696
Other employee benefit liabilities	142,237	142,433
Other liabilities	21,408	21,639

Total liabilities	764,069	764,273

STOCKHOLDERS’ EQUITY:
Common stock — $.01 Par value; 10 million shares issued and outstanding	100	100
Additional paid-in capital	149,901	149,901
Deferred compensation	(5,833)	(6,458)
Accumulated deficit	(45,557)	(38,930)

	98,611	104,613

	$862,680	$868,886

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarter Ended March 31
(Unaudited)
(Dollars in Thousands)

	Reorganized Company	Predecessor Company
	2004	2003
Cash flows from operating activities:
Net loss	$(6,626)	$(45,625)
Items not affecting cash from operating activities:
Depreciation	7,689	17,445
Other postretirement benefits	(222)	301
Income taxes	(79)	—
Equity income of affiliated companies	(2,122)	(889)
Loss on disposition of assets	1	—
Reorganization expense	—	9
Deferred compensation	625	—
Dividends from affiliated companies	2,500	2,500
Decrease (increase) from working capital elements:
Trade receivables	(15,908)	(5,845)
Inventories	16,921	3,443
Trade payables	9,348	14,196
Other current assets	2,118	2,784
Other current liabilities	(1,122)	262
Other items—net	1,307	(1,975)

Net cash provided by (used in) operating activities	14,430	(13,394)

Cash flows from investing activities:
Plant additions and improvements	(24,135)	(1,801)
Payments from affiliates	325	600
Construction of equipment using restricted cash	15,962	—

Net cash provided by (used in) investing activities	(7,848)	(1,201)

Cash flows from financing activities:
Long-term debt payments	(1,160)	(473)
Short term debt payments	(7,353)	—
Short term debt (DIP Facility) borrowings	—	11,811
Book overdraft	510	1,184

Net cash provided by financing activities	(8,003)	12,522

Decrease in cash and cash equivalents	(1,421)	(2,073)
Cash and cash equivalents at beginning of period	4,767	8,543

Cash and cash equivalents at end of period	$3,346	$6,470

Supplemental Information
Interest paid in cash	$3,877	$2,933

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
As of March 31, 2004
(Unaudited)
(Dollars in Thousands)

	Shares	Common	Additional	Deferred	Retained
	Outstanding	Stock	Paid-in-Capital	Compensation	Earnings	Total
Predecessor Company
Balance at December 31, 2001	100	$0	$335,138	$0	$(588,742)	$(253,604)
Net loss	—	—	—	—	(57,567)	(57,567)
Balance at December 31, 2002	100	—	335,138	—	(646,309)	(311,171)
Net income	—	—	—	—	323,431	323,431
Fresh start adjustment	(100)	—	(335,138)	—	322,878	(12,260)
Balance at July 31, 2003 (prior to issuance of stock at reorganization)	—	—	—	—	—	—

Reorganized Company
Issuance of stock at reorganization at July 31, 2003 (prior to restricted stock award)	9,500,000	$95	$142,405	$0	$0	$142,500
Shares issued on July 31, 2003 for restricted stock award plans	500,000	5	7,495	(7,500)	—	—
Compensation expense recognized	—	—	—	1,042	—	1,042
Stock option grants	—	—	1	—	—	1
Net loss	—	—	—	—	(38,930)	(38,930)

Balance at December 31, 2003	10,000,000	$100	$149,901	$(6,458)	$(38,930)	$104,613
Compensation expense recognized	—	—	—	625	—	625
Net loss	—	—	—	—	(6,626)	(6,626)

Balance at March 31, 2004	10,000,000	$100	$149,901	$(5,833)	$(45,556)	98,612

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

     The consolidated balance sheet as of March 31, 2004, the consolidated statement of operations for the quarters ended March 31, 2004 and 2003, respectively, and the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, respectively, have been prepared by Wheeling-Pittsburgh Corporation (“WPC” or “the Company”) without audit. In the opinion of management, all recurring adjustments necessary to present fairly the consolidated financial position at March 31, 2004 and the results of operations and changes in cash flows for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Reclassification

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Most significantly, amounts in the prior year Statement of Cash Flows for dividends from affiliated companies have been reclassified from investing activities to operating activities.

Business Segment

     The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company’s products include hot rolled and cold rolled sheet and coated products such as galvanized, pre-painted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily by the construction, highway and agricultural markets.

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

     Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization:

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corp. (“WPSC”), which are collateralized by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the State of West Virginia, WPC and WPSC’s subsidiaries and is collateralized by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

•	All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the cancellation of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America (USWA) which modified our existing labor agreement to provide for, among other things, future pension arrangements with the United Steelworkers of America and reductions in our employee-related costs.

•	WPC issued 4 million shares of its new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

     There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of March 31, 2004, approximately 85,811 shares of common stock issued pursuant to the Plan of Reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash in an amount, which we expect will not exceed $100,000, and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

Note 2 — Fresh-Start Reporting

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

     The consolidated financial statements from and after the effective date of our reorganization are those of a new reporting entity (the “Reorganized Company”) and are not comparable to the pre-confirmation periods of the old reporting entity (the “Predecessor Company”).

     The following reconciliation of the Predecessor Company’s consolidated balance sheet as of July 31, 2003 to that of the Reorganized Company as of July 31, 2003 was prepared with the adjustments that give effect to the reorganization and fresh-start reporting. Since the financial statements for periods subsequent to July 31, 2003 have been prepared as if the Company is a new reporting entity, a black line has been shown on the financial statements to separate current results from prior-period information because they are not prepared on a comparable basis.

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

     A reconciliation of fresh-start accounting recorded as of July 31, 2003 follows:

WHEELING-PITTSBURGH CORPORATION
AND SUBSIDIARY COMPANIES
REORGANIZED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	Pre-Reorganization	Reorganization		Fresh Start		Post-Reorganization
	7/31/2003	Adjustments		Adjustments		7/31/2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,382	—		—		$7,382
Trade receivables, less allowance for doubtful accounts of $1,916	112,649	(233)		—		112,416
Inventories	164,322	—		(9,658	) [d]	154,664
Prepaid expenses and deferred charges	6,559	12		—		6,571

Total current assets	290,912	(221)		(9,658)		281,033
Investment in associated company	59,982	—		(19,505	) [d]	40,477
Property, plant and equipment, at cost less accumulated depreciation	493,514	—		(133,301	) [d]	360,213
Deferred income tax benefits	27,342	(3,860	) [b]	—		23,482
Restricted cash — long term	—	112,000		—		112,000
Deferred charges and other assets	8,964	42,844	[g]	9756	[g]	61,564

	$880,714	$150,763		$(152,708)		$878,769

LIABILITIES & STOCKHOLDERS’ EQUITY
(DEFICIT)
Current Liabilities:
Trade payables	$81,275	$(1,334	) [a]	$—		$79,941
Short term debt	137,214	(100,299	) [a]	—		36,915
Payroll and employee benefits payable	35,118	32,795	[c]	—		67,913
Accrued federal, state and local taxes	10,054	1,200	[a]	—		11,254
Deferred income tax liabilities	27,342	(3,860	) [a]	—		23,482
Accrued interest and other liabilities	8,026	2,647	[a]	—		10,673
Long term debt due in one year	43,433	(39,678	) [a], [c], [f]	—		3,755

Total current liabilities	342,462	(108,529)		—		233,933
Long Term Debt	11,985	327,863	[a], [c]	—		339,848
Other employee benefit liabilities	17,317	124,981	[c]	—		142,298
Other liabilities	17,150	3,040	[a]	—		20,190
Liabilities subject to compromise	879,455	(879,455	) [c]	—		—

Total Liabilities	1,268,369	(532,100)		—		736,269
STOCKHOLDERS EQUITY (DEFICIT)
Common Stock — $.01 Par Value; 10 million shares issued and outstanding	—	100	[c]	—		100
Additional paid-in capital	335,138	149,900	[c], [g]	(335,138	) [d]	149,900
Restricted stock	—	(7,500	) [e]	—		(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b], [c], [f]	182,430	[d]	—

	(387,655)	682,863		(152,708)		142,500

	$880,714	$150,763		$(152,708)		$878,769

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

Note 3 – Inventories

     Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 98% of inventories are valued using the LIFO method.

	March 31, 2004	December 31, 2003
Finished Products	$29,154	$31,227
In-Process	84,161	90,170
Raw Materials	18,322	26,808
Other Materials and Supplies	25	378

	131,662	148,583

LIFO Reserve	(1,688)	(1,688)

	$129,974	$146,895

Note 4 — Loss Per Share

     Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding adjusted for potentially dilutive securities.

     Pursuant to the plan of reorganization, WPC cancelled all shares of its common stock that existed prior to the reorganization, at which point we ceased to be a subsidiary of WHX Corporation. WPC issued ten million shares of its new common stock in satisfaction of certain claims. The ten million shares issued included 500,000 shares issued as restricted stock awards, which vest over three years, one-third on each anniversary date. The restricted stock awards are excluded from the basic weighted average shares outstanding until such time as the restrictions lapse. Outstanding stock options and restricted stock grants are anti-dilutive and excluded from the calculation. There were 22,187 shares of outstanding stock options as of March 31, 2004.

		Loss Per Share
	Three Months Ended March 31, 2004
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS and diluted EPS loss
Available to common shareholders	$(6,626)	9,500,000	$(0.70)

Note 5 — Contingencies

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

     Currently, we estimate that stipulated penalties and fines for post-petition events and activities through March 31, 2004 total $2.1 million. These claims arise from instances in which we exceeded post-petition consent decree terms, including: (a) $0.2 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; (b) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for our coke oven gas desulfurization facility; and (c) $1.8 million related to a January 30, 1996 USEPA consent decree for our coke oven gas desulfurization facility.

     In September 2000, we entered into a consent order with the West Virginia Department of Environmental Protection wherein we agreed to remove contaminated sediments from the bed of the Ohio River. We spent approximately $1.4 million on these activities in 2002 and an additional $0.4 million in 2003. During removal activities in 2003, we discovered a broader area of contaminated sediments. We identified the spatial limits of these contaminated sediments and estimate their removal costs at $4.0 million.

     We are under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at our Coke Plant in Follansbee, West Virginia. USEPA has approved our investigation Workplan, and field activities are scheduled for 2004. Following our investigation we will perform a Corrective Measures Study to determine possible remedial measures. We expect some remediation measures will be necessary and could commence within the next three to five years. We have reserved approximately $5.2 million for such remediation measures. However, the field investigation is not completed and our remediation plan has yet to be submitted to the USEPA; therefore, the full extent and cost of remediation could be different from our current estimates.

     The USEPA conducted a multimedia inspection of our Steubenville, Mingo Junction, Yorkville and Martins Ferry, Ohio and Follansbee, West Virginia facilities in March and June 1999. The inspection covered environmental regulations applicable to these plants including RCRA and the CAA. Many of the issues have been resolved and settled prior to emergence from Chapter 11 bankruptcy. We have reserved $1.4 million for resolution of outstanding issues.

     Capital expenditures for environmental projects totaled $0.3 million for the three months ended March 31, 2004 and $1.0 in 2003. We estimate capital expenditures for environmental projects to be $4.0 million for 2004, $10.1 million for 2005 and 7.0 million for 2006. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

     Accrued environmental liabilities totaled $14.8 million at March 31, 2004 and $14.7 million at December 31, 2003. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly.

Note 6 – Common Stock Compensation

     In accordance with our plan of reorganization, we established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock, as of the effective date of our plan of reorganization. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years. Restricted stock expense related to the restricted stock awards totaled $0.6 million for the three months ended March 31, 2004.

     On November 15, 2003, 17,793 stock options were granted at a price of $6.95 per share to Classes 1,2 and 3 Directors of the Board of Directors of the Company. On March 15, 2004, 4,394 stock options were granted at a price of $24.04 per share to the same directors.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”) gives companies the option to adopt the fair market value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation.

	(Dollars in Thousands except Earnings per Share Amounts)
	Reorganized Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2004	March 31, 2003
Net loss	$(6,626)	$(45,625)
Add: Deferred compensation expense	625	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(717)	—

Pro forma net loss	$(6,718)	$(45,625)

Loss per share:
Basic and diluted as reported	$(0.70)	*

Pro forma	$(0.71)	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation.

Note 7 – Summarized combined financial information of the subsidiary guarantors of the $250 million senior secured term loan facility and $225 million senior secured revolving credit facility

     WPSC entered into a $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WPSC’s subsidiaries and is collateralized by a first lien on the Company’s tangible and intangible assets (other than accounts receivable and inventory) and the Company’s equity interests in our joint ventures and a second lien on our accounts receivable and inventory. The Company also entered into a $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures. Each guarantor subsidiary is 100% owned by WPC or one of its 100% owned subsidiaries, and any subsidiary of WPC that is not a guarantor is a minor subsidiary individually and all such non –guarantor subsidiaries in the aggregate are minor. Condensed consolidating financial information for the Company and the subsidiary guarantors are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
Reorganized Company

	March 31, 2004
	(Dollars in Thousands)
		Subsidiary	Consolidating and	WPC
	WPC	Guarantors	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	$3,346	$—	$3,346
Trade accounts receivables	—	119,933	—	119,933
Inventories	—	129,974	—	129,974
Other current assets	12	9,454	—	9,466

Total current assets	12	262,707	—	262,719
Intercompany receivables	—	758	(758)	—
Property, plant and equipment — net		405,210	—	405,210
Investments and advances in affiliates	98,024	42,154	(98,024)	42,154
Restricted cash	—	71,176		71,176
Other non-current assets	975	80,446	—	81,421

Total Assets	$99,011	$862,451	$(98,782)	$862,680

Liabilities and Stockholders’ Equity
Accounts payable	$—	$85,966	$—	$85,966
Other current liabilities	22	174,118	—	174,140

Total current liabilities	22	260,084	—	260,106
Liabilities subject to compromise	—	—	—	—
Intercompany payable	758	—	(758)	—
Long term debt	—	482,555	—	482,555
Other non-current liabilities	360	21,048	—	21,408
Stockholders’ equity	97,871	98,764	(98,024)	98,611

Total Liabilities and Stockholders’ Equity	$99,011	$862,451	$(98,782)	$862,680

Reorganized Company

	December 31, 2003
	(Dollars in Thousands)
		Subsidiary	Consolidating and	WPC
	WPC	Guarantors	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	$4,767	$—	$4,767
Trade accounts receivables	—	104,025	—	104,025
Inventories	—	146,895	—	146,895
Other current assets	12	11,571	—	11,583

Total current assets	12	267,258	—	267,270
Intercompany receivables	—	495	(495)	—
Property, plant and equipment — net	—	387,765	—	387,765
Investments and advances in affiliates	104,593	42,857	(104,593)	42,857
Other non-current assets	896	170,098	—	170,994

Total Assets	$105,501	$868,473	$(105,088)	$868,886

Liabilities and Stockholders’ Equity
Accounts payable	$—	$76,108	$—	$76,108
Other current liabilities	33	183,364	—	183,397

Total current liabilities	33	259,472	—	259,505
Intercompany payable	495	—	(495)	—
Long term debt	—	340,696	—	340,696
Other non-current liabilities	360	163,712	—	164,072
Stockholders’ equity	104,613	104,593	(104,593)	104,613

Total Liabilities and Stockholders’ Equity	$105,501	$868,473	$(105,088)	$868,886

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Reorganized Company

	For the Quarter Ended March 31, 2004
	(Dollars in Thousands)
		Subsidiary	Consolidating and	WPC
	WPC	Guarantors	Eliminating Entries	Consolidated
Income Data
Net sales	$—	$274,206	$—	$274,206
Cost of products sold, excluding depreciation	—	256,069	—	256,069
Depreciation	—	7,689	—	7,689
Selling, administrative and general expense	253	14,693	—	14,946
Reorganization and professional fee expense	—	—	—	—

Operating loss	(253)	(4,245)	—	(4,498)
Interest expense	—	(5,219)		(5,219)
Other income including equity earnings (losses) of affiliates	(7,193)	3,012	7,193	3,012

Income (loss) before tax	(7,446)	(6,452)	7,193	(6,705)
Tax provision (benefit)	(79)	—	—	(79)

Net income (loss)	$(7,367)	$(6,452)	$7,193	$(6,626)

Predecessor Company

	For the Quarter Ended March 31, 2003
	(Dollars in Thousands)
		Subsidiary	Consolidating and	WPC
	WPC	Guarantors	Eliminating Entries	Consolidated
Income Data
Net sales	$—	$238,672	$—	$238,672
Cost of products sold, excluding depreciation	—	247,253	—	247,253
Depreciation	—	17,445	—	17,445
Selling, administrative and general expense	289	13,575	—	13,864
Reorganization and professional fee expense		3,300	—	3,300

Operating loss	(289)	(42,901)	—	(43,190)
Reorganization income (expense)	—	(9)	—	(9)
Interest expense	—	(4,899)	1,248	(3,651)
Other income including equity earnings (losses) of affiliates	(44,778)	600	45,412	1,234

Income (loss) before tax	(45,067)	(47,209)	46,660	(45,616)
Tax provision (benefit)	558	(549)	—	9

Net income (loss)	$(45,625)	$(46,660)	$46,660	$(45,625)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Reorganized Company

	For the Quarter Ended March 31, 2004
	(Dollars in Thousands)
		Subsidiary	Consolidating and
	WPC	Guarantors	Eliminating Entries	WPC Consolidated
Net cash provided by operating activities	$—	$14,430	$—	$14,430
Investing activities:
Capital expenditures	—	(24,135)	—	(24,135)
Construction of equipment using restricted cash	—	15,962	—	15,962
Other	—	325	—	325

Net cash used in investing activities	—	(7,848)	—	(7,848)
Financing activities:
Net repayments	—	(1,160)	—	(1,160)
Book overdraft	—	510	—	510
Other	—	(7,353)	—	(7,353)

Net cash used in financing activities	—	(8,003)	—	(8,003)
Net change in cash and cash equivalents	—	(1,421)	—	(1,421)
Cash and cash equivalents at beginning of period		4,767	—	4,767

Cash and cash equivalents at end of period	$—	$3,346	$—	$3,346

Predecessor Company

	For the Quarter Ended March 31, 2003
	(Dollars in Thousands)
		Subsidiary	Consolidating and
	WPC	Guarantors	Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$(5)	$(13,389)	$—	$(13,394)
Investing activities:
Capital expenditures	—	(1,801)	—	(1,801)
Other	—	600	—	600

Net cash used in investing activities	—	(1,201)	—	(1,201)
Financing activities:
Net borrowings	—	11,338	—	11,338
Book overdraft	—	1,184	—	1,184

Net cash provided by financing activities	—	12,522	—	12,522
Net change in cash and cash equivalents	(5)	(2,068)	—	(2,073)
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$32	$6,438	$—	$6,470

Note 8 – New Accounting Standards

     As part of the provisions of SOP 90-7, we were required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period.

     In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP addresses disclosure requirements which permit a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Signed into law on December 8, 2003, the Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. However, certain accounting issues raised by the Act, in particular, how to account for the federal subsidy, are not explicitly addressed by SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension”. Therefore, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS 106 until further guidance is provided. The Company has elected to defer the recognition of the Act and is currently reviewing the financial statement impact of adopting the final provisions of the Act when issued.

     The Company adopted (SFAS) 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". SFAS 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, under the SFAS 132-R, public companies are required to make certain disclosures in their interim financial statements with respect to net periodic pension expense and contributions paid. The Company has provided the required interim disclosures in Note 9 to the consolidated financial statements for their postretirement benefit plan. Due to the immaterial amounts related to the Company’s defined benefit pension plan, disclosure has not been provided.

Note 9 – Post Retirement Benefits Other Than Pensions

     Net periodic costs for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents are shown in the table below.

Post Retirement Benefits
Other Than Pensions
(Dollars in Thousands)

	Reorganized	Predecessor
	Company	Company
	Quarter	Quarter
	Ended	Ended
	March 31, 2004	March 31, 2003
Components of net periodic cost:
Service cost	$733	$729
Interest cost	1,835	4,965
Amortization of prior service credit	—	(678)
Recognized actuarial (gain)/loss	286	(159)

Total	$2,854	$4,857

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain of the statements contained in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain projections or other forward-looking statements regarding future events or the future financial performance of the Company that involve risks and uncertainties. Readers are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, or similar expressions and the negative thereof. Readers are referred to Item 1 — Business under the heading “Risk Factors” in this Annual Report on Form 10-K, which identifies important risk factors that could cause actual results to differ from those contained in any such forward-looking statements. These risk factors include, among others, the Company’s potential inability to generate sufficient operating cash flow to service or refinance its indebtedness, concerns relating to financial covenants and other restrictions contained in its credit agreements, intense competition, dependence on suppliers of raw materials, an unscheduled outage of operating equipment, the difficulties involved in constructing an electric arc furnace, and cyclical demand for steel products. In addition, any forward-looking statements represent the Company’s views only as of the date of this filing and should not be relied upon as representing its views as of any subsequent date. While the Company may elect to update these forward-looking statements from time to time, it specifically disclaims any obligation to do so.

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

     We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 8.25% in 2003. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2008 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would result in approximate increases in the accumulated postretirement benefit obligation of $19.2 million. A 1% decrease in the health care cost trend rate would result in approximate decreases in the accumulated postretirement benefit obligation of $16.7 million. A 1 % increase in the health care costs trend rate would result in approximate increases in post-retirement benefit expenses of $1.8 million. A 1 % decrease in the health care costs trend rate would result in approximate decreases in post-retirement benefit expenses of $1.5 million.

     The discount rate applied to our OPEB obligations is based on an estimate of the current interest rate at which our OPEB obligations could be settled at the balance sheet date. In estimating this rate, we consider high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2003 was 6.0%.

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

Deferred Taxes

     Full realization of net deferred tax assets is dependent on the ability of our company to generate future taxable income and maintain substantially our existing ownership. An “ownership change”, as defined in Section 382 of the Internal Revenue Code of 1986, could impose annual limits, or completely eliminate net operating loss carryovers. Our company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.

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

     In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP addresses disclosure requirements which permit a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Signed into law on December 8, 2003, the Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. However, certain accounting issues raised by the Act, in particular, how to account for the federal subsidy, are not explicitly addressed by SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension”. Therefore, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS 106 until further guidance is provided. The Company has elected to defer the recognition of the Act and is currently reviewing the financial statement impact of adopting the final provisions of the Act when issued.

     The Company adopted (SFAS) 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". SFAS 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, under the SFAS 132-R, public companies are required to make certain disclosures in their interim financial statements with respect to net periodic pension expense and contributions paid. The Company has provided the required interim disclosures in Note 9 to the consolidated financial statements for their postretirement benefit plan. Due to the immaterial amounts related to the Company’s defined benefit pension plan, disclosure has not been provided.

General

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

     There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of March 31, 2004, approximately 85,811 shares of common stock issued pursuant to the Plan of Reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash in an amount, which we expect will not exceed $100,000, and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

Results of Operations

     The consolidated financial statements from and after the effective date of our plan of reorganization , August 1, 2003, are those of a new reporting entity (the “Reorganized Company”) and are not comparable to the pre-confirmation periods of the old reporting entity (the “Predecessor Company”).

Quarter Ended March 31, 2004 – “Reorganized Company”

     Net sales for the quarter ended March 31, 2004 totaled $274.2 million on shipments of steel products totaling 538,701 tons. Steel prices averaged $509 per ton. Steel prices increased 16.1% over the prior quarter. Steel prices are up due to raw material shortages and low imports. The average steel price per ton reflects a mix of products that includes 28.2% hot rolled.

     Cost of goods sold totaled $256.1 million for the period. Cost of goods sold averaged $475 per ton shipped. Raw material costs and fuel costs were impacted by market prices higher than in recent years. The raw steel production-operating rate during the period was 91.9%. The cost of purchased scrap increased 56.7% over the prior quarter. Cost of other raw materials increased 14.1%. The cost of natural gas increased 38.5% over the prior quarter.

     Depreciation and amortization expense totaled $7.7 million for the period on fixed assets totaling $405.2 million. Fixed assets were recorded at fair value based on independent appraisals as part of the reorganization.

     Selling, administrative and general expense totaled $14.9 million for the quarter.

     Interest expense totaled $5.2 million for the period. Long-term debt totaled $340.3 million and borrowings under the revolving credit facility ranged between $71.9 million and $84.1 million. Interest expense also includes amortization of capitalized finance costs.

     Miscellaneous income totaled $3.0 million for the period and primarily reflects equity earnings of our joint ventures.

     Net loss for the quarter ended March 31, 2004 totaled $6.6 million, or a $0.70 loss per basic and diluted share.

     Quarter Ended March 31, 2003 – “Predecessor Company”

     Net sales for the quarter ended March 31, 2003 totaled $238.7 million on shipments of steel products totaling 548,857 tons. Steel prices averaged $435 per ton. The average steel price per ton reflects a mix of products that includes 26.1% hot rolled.

     Cost of goods sold totaled $247.3 million for the period. Cost of goods sold averaged $450 per ton shipped. The raw steel production-operating rate during the period was 96.9%

     Depreciation expense totaled $17.4 million for the period on fixed assets totaling $514.9 million.

     Selling, administrative and general expense totaled $13.9 million for quarter.

     Reorganization and professional fees related to the bankruptcy totaled $3.3 million.

     Interest expense totaled $3.7 million for the period. Long-term debt totaled $340.7 million and the revolving credit facility ranged between $139.3 million and $152.4 million. Interest expense also includes amortization of capitalized finance costs.

     Miscellaneous income totaled $1.2 million for the period and primarily reflects equity earnings of our joint ventures.

     Net loss for the quarter ended March 31, 2003 totaled $45.6 million. Prior to reorganization, the Company was a wholly owned subsidiary of WHX Corporation.

Liquidity and Capital Resources

     Since our emergence from Chapter 11 bankruptcy proceedings, our primary sources of liquidity have been term loans under our $250 million senior secured term loan facility, revolving credit loans under our $225 million senior secured revolving credit facility, and a $10 million unsecured loan from WHX Corporation. We have used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. We expect to use the remainder of the proceeds to fund our ongoing operations, to service debt, to fund working capital, to make capital expenditures on our existing facilities and our planned construction of an electric arc furnace, and for general corporate purposes.

     As of March 31, 2004, we had the following amounts available for our working capital and planned capital expenditures: cash and cash equivalents of approximately $3.3 million; $71.2 million of restricted cash from borrowings under our term loan facility for construction of the electric arc furnace; and $29.9 million of availability under our new revolving credit facility, after giving effect to the current $50 million minimum availability requirement discussed more fully below. We expect that the effects of a new labor agreement, cancellation of indebtedness pursuant to our plan of reorganization and improved business conditions will produce positive operating cash flows through 2004. Therefore, we currently anticipate that we should be able to fund our debt service obligations and satisfy our long-term cash requirements without the need for additional funding.

     As of April 30, 2004, we had cash and cash equivalents of approximately $3.0 million; $65.2 million of restricted cash for construction of the electric arc furnace; and approximately $23.4 million of availability under our revolving credit facility, after giving effect to a $50 million minimum availability requirement.

     Our credit agreements require us to maintain borrowing availability of at least $50 million under our revolving credit facility through December 31, 2004. After December 31, 2004, we will be required to maintain borrowing availability of at least $25 million. We currently expect that we should be able to maintain this level of borrowing availability through the end of the current fiscal year. This expectation is based on our present belief that, among other things, increased raw material costs will be recovered through increased sales prices for our products and that the demand for and market price of steel products will increase in the near future. However, if increased costs of raw materials cannot be recovered or if market prices for steel products or customer demand do not rise as anticipated, it is possible that our borrowing availability could fall below the current $50 million requirement.

     The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date.

Collateral Type
	Tangible and Intangible Assets and	Accounts Receivable and
	Joint Venture Equity Interest	Inventory

Debt obligation secured by first security interest	$250 Million Term Loan	$225 Million Revolving Credit Facility

Debt obligation secured by second security interest	$40 Million Series A Notes	$250 Million Term Loan
Debt obligation secured by third security interest	$225 $225 Million Revolving Credit Facility	$40 million Series A Notes Facility
Debt obligation secured by fourth security interest	Deferred payment obligations in respect of iron ore sales agreement with Itabira Rio Doce	Deferred payment obligations in respect of iron ore sales agreement with Itabira Rio Doce
Debt obligation secured by fifth security interest	$20 Million Series B Notes	$20 Million Series B Notes

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

Contractual Commitments

     As of March 31, 2004, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

					Contractual Payments Due
	Total		From March 31, 2004		2005 to 2006	2007 to 2008		Thereafter
					(Dollars in Millions)
Long-Term Debt (1)	$411.7		$17.8	(2)	$85.3 (3)	$225.2	(4)	$83.4	(5)
Capital Leases	11.0		1.3		2.4	1.8		5.5
Operating Leases:
Long Term	10.2		1.3		3.6	3.6		1.7
Month to Month	49.0		6.4		17.0	17.0		8.5
Other Long Term Liabilities:
OPEB	100.1	(6)	4.3		7.6	9.4		475.7
Severance	27.7	(7)	12.3		12.6	2.3		.5
Coal Miner Retiree Medical	2.9		0.1		0.4	0.4		2.0
Worker’s Compensation	20.9	(8)	3.8		10.1	10.1		5.1
Purchase Commitments:
Oxygen Supply	76.8	(9)	5.4		14.4	14.4		42.6
Electricity	120.7	(10)	6.8		19.6	22.1		72.3
Coal	73.7	(11)	14.3		39.6	19.8		—
Other	2.0		2.0		—	—		—
Capital Commitments	67.5	(12)	65.1		2.4	—		—

Total Contractual Obligations	$974.2		$140.9		$215.0	$326.1		$697.3

(1)	The interest rate associated with the term loan is a floating rate. Interest payment projections in respect of the term loan assume that the interest rate for 2004 will be 4% per annum and will increase by 0.5% each year during the projection period.

(2)	Includes interest payment obligations for the remainder of 2004 of approximately: $7.5 million in respect of the term loan; $2.4 million in respect of the Series A notes and the Series B notes; $460,000 in respect of the WHX note; $305,000 in respect of the loan agreement with the State of West Virginia; $112,000 in respect of the loan modification agreement with the Ohio Department of Development; $73,000 in respect of the modification and assumption agreement with D anieli Corporation; and $3,000 in respect of the notes issued to Fata Hunter.

(3)	Includes aggregate interest payment obligations for years 2005 and 2006 of approximately: $21.0 million in respect of the term loan; $6.5 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $100,000 in respect of the loan modification agreement with the Ohio Department of Development; and $107,000 in respect of the modification and assumption agreement with Danieli Corporation.

(4)	Includes aggregate interest payment obligations for years 2007 and 2008 of approximately: $15.9 million in respect of the term loan; $7.0 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; and $5,000 in respect of the modification and assumption agreement with Danieli Corporation.

(5)	Includes aggregate interest payment obligations of approximately: $10.5 million in respect of the Series A notes and the Series B notes; and $1.6 million in respect of the WHX note.

(6)	Represents the estimated present value of our liability as of March 31, 2004. Amounts included for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and include the impact of assumed mortality, medical inflation and the aging of the population.

(7)	Amount represents payments under buyout program. 650 Bargaining employees elected buyouts that extend through 2010.

(8)	Amount represents the present value of our liability as of March 31, 2004. Amounts included for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information and anticipates payment of approximately $5.1 million per year.

(9)	The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $9.3 million in 2003, $7.0 million in 2002 and $7.5 million in 2001.

(10)	The Company entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $8.8 million in 2003, $13.8 million in 2002 and $14.6 million in 2001. If the Company elects to terminate the contract early, as of December 31, 2003, a maximum termination payment of $37.0 million would be required.

(11)	In 2004, the Company amended its take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $11.8 million in 2003, $16.4 million in 2002 and $7.3 million in 2001. If the Company elects to terminate the contract, a maximum termination payment of $37.4 million would be required.

(12)	In June 2003, the Company entered into an agreement for the supply of equipment and services with Junction Industries, Inc., pursuant to which Junction Industries has agreed to provide equipment and services to design, engineer, procure, fabricate, and assist the Company in the installation, commissioning, start-up and testing of one 250-ton (tap weight) electric arc furnace, one Consteel scrap conveyor system, ladle metallurgy furnace, baghouse and certain other associated equipment for incorporation into the electric arc furnace melt shop. The total cost of the electric arc furnace is expected to be $114.9 million. As of March 31, 2004, capital commitments remaining under the project total $65.1 million.

Planned Capital Expenditures

     Our planned capital expenditures for the three-year period 2004 through 2006 total approximately $272.3 million, and include, but are not limited to, the following capital expenditure projects:

•	$88.0 million remaining for construction of the electric arc furnace, scheduled for completion in late 2004. At March 31, 2004, $71.2 million remained to be spent and is fully funded through a restricted cash account;

•	$76.0 million toward substantial completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is targeted for completion in 2007, at an aggregate cost estimated at approximately $85.0 million;

•	$12.5 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2006; and

•	$10.4 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.

     In addition to the planned capital expenditure amounts identified above, we are also contemplating, at our option, and subject to receipt of all necessary environmental permitting requirements, a rebuild of the Nos. 1, 2 and 3 coke batteries in 2008 and 2009, at an estimated aggregate cost of approximately $47.0 million. Our decision to rebuild these coke batteries will depend, in part, on whether we believe potential revenues from the sale of resulting excess coke production attributable to the continued operation of these three batteries justifies these expenditures.

     Under our credit agreements, we are permitted to undertake the construction of the electric arc furnace, the installation of the hot strip mill automatic roll changers and the cold mill improvements projects identified above, subject to pre-established spending limits provided in our restrictive covenants. These covenants also limit the amounts that we can spend on any other capital expenditure projects undertaken in 2004, 2005, and 2006 to $33.9 million, $44.0 million, and $37.1 million, respectively, subject to adjustment for permitted carryover of a portion of any unexpended amounts in these years. Our planned capital expenditures for 2004 through 2006 exceed current limitations applicable to such spending under the existing terms of our credit agreements. Additionally, funding, if required, for these projects has not yet been determined.

     In the quarter ended March 31, 2004, we incurred approximately $24.1 million of the planned capital expenditure amounts included in our business plan.

VEBA Trust

     In connection with our plan of reorganization and our collective bargaining agreement with the USWA, we established a plan to provide health care and death benefits to certain retirees and their dependents. The trust created under the benefits plan, which we refer to as the VEBA trust, is designed to constitute a tax-exempt voluntary employee beneficiary association. Pursuant to our plan of reorganization, we issued 4 million shares of WPC common stock to the VEBA trust (“the “Initial Shares”). Due to certain restrictions on the VEBA trust’s ability to sell stock held by the trust to fund benefit payments (which are described below in more detail below), the agreement with the USWA provided monthly cash contributions by the Company of $1.5 million, beginning in October 2003 and continuing through March 2004, and $0.3 million from April 2004 through October 2004 (collectively, the “Initial Funding Obligation”. These contributions are to be creditable against variable contributions earned under (i), (ii), or (iii), below.

(i)	40% of operating cash flow, between $16 and $24 of operating cash flow per ton of steel products sold to third parties, payable in cash;

(ii)	12% of operating cash flow, between $24 and $65 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC;

(iii)	25% of operating cash flow, above $65 of operating cash flow per ton of steel products sold to third parties, payable in cash; and

(iv)	15% of operating cash flow below $30 of operating cash flow per ton of steel products sold to third parties, payable at our discretion in cash or common stock of WPC, subject to compliance with dilution limitations.

     Through the first quarter ended March 31, 2004, no Variable Contributions had been made or incurred.

     “Operating cash flow” for purposes of determining such contribution amounts is defined as earnings before interest and taxes of the Company adjusted for certain amounts as set forth in the trust agreement.

     As of March 31, 2004, we had contributed $3.0 million in cash to the VEBA trust toward satisfaction of the Initial Funding Obligation. In March 2004, we agreed with the USWA to satisfy the Initial Funding Obligation as follows:

•	the trustee was authorized to sell up to 400,000 shares of the Initial Shares, at its discretion

•	the proceeds of the sale of 400,000 of the Initial Shares and the $3.0 million cash contribution previously made will be credited against future Variable Contributions, if any; and

•	no later than February 14, 2008, we are required to contribute 400,000 additional shares of our common stock to the trust, minus any shares of our common stock contributed prior to that date under (ii) of the Variable Contribution formula described above.

     To the extent that contributions become due under (ii) of the Variable Contribution formula described above, we have discretion to apply up to 1.6 million of the Initial Shares as a credit against such future contribution amounts to the trust. Shares of WPC common stock contributed to the trust in satisfaction of our obligations are valued based on the closing price of WPC common stock for the 10 trading days immediately preceding the date of contribution

Profit Sharing Plan

     Pursuant to the collective bargaining agreement with the USWA, we have an obligation to make quarterly profit sharing payments to or for the benefit of our USWA employees in an amount equal to 15% of our profits for the quarter, if any, over $30 per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. The profit sharing pool will be divided among all employees on the basis of hours attributed to each employee within each quarter. No profit sharing obligations have been incurred to date. We have the discretion to make future contributions, if any, in cash or in WPC common stock. All contributions will be to a qualified benefit plan. To the extent that contributions of stock under this plan, together with stock contributions to the VEBA trust, exceed certain percentages of our common stock, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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

     Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. Pursuant to our plan of reorganization, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into new credit facilities. Under those new credit facilities, at March 31, 2004, we had outstanding $92.2 million aggregate principal amount of debt under fixed-rate instruments and $321.9 million aggregate principal amount of debt under variable-rate instruments. Since our portfolio of debt is comprised primarily of variable-rate instruments, the fair value of the debt is relatively insensitive to the effects of interest rate fluctuations. However, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable rate debt would have increased our first quarter 2004 interest expense by approximately $0.8 million.

Credit Risk

     Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counter-parties.

Foreign Currency Exchange Risk

     Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 4 — Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13A-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There have been no significant changes in internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Item 6 — Exhibits and Reports on Form 8-K

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

May 11, 2004