Form 10-Q
period 2004-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2004-08-09
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     The registrant had 10,000,000 shares of its common stock, par value $0.01 per share, issued and outstanding as of July 30, 2004.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
INDEX

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Quarter	Six Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003
Revenues
Net sales, including sales to affiliates of $96,865, $162,206, $73,636 and $141,180	$356,121	$630,327	$250,469	$489,141

Cost and expenses
Cost of products sold, excluding depreciation and amortization expense, including cost of products sold to affiliates of $68,824, $121,103, $64,640 and $123,177	292,820	548,889	239,702	486,955
Depreciation and amortization expense	7,512	15,201	16,349	33,794
Selling, administrative and general expense	16,349	31,295	11,394	25,258
Reorganization and professional fee expense	—	—	2,845	6,145

Total costs and expenses	316,681	595,385	270,290	552,152

Operating income (loss)	39,440	34,942	(19,821)	(63,011)
Reorganization income	—	—	169	160
Interest expense on debt	(5,058)	(10,277)	(4,072)	(7,723)
Other income	4,653	7,665	1,612	2,846

Income (loss) before income taxes	39,035	32,330	(22,112)	(67,728)
Income tax provision (benefit)	11,977	11,898	(638)	(629)

Net income (loss)	$27,058	$20,432	$(21,474)	$(67,099)

Earnings per share
Basic	$2.85	$2.15	*	*
Diluted	$2.79	$2.11	*	*
Weighted average shares (in thousands):
Basic	9,500	9,500	*	*
Diluted	9,684	9,691	*	*

* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,068	$4,767
Trade receivables, less allowance for doubtful accounts of $2,653, and $2,061	150,424	104,025
Inventories	135,711	146,895
Prepaid expenses and deferred charges	10,501	11,583

Total current assets	299,704	267,270
Investment in affiliated companies	45,855	42,857
Property, plant and equipment, less accumulated depreciation of $24,802 and $10,051	433,207	387,765
Deferred income tax benefits	23,358	23,170
Restricted cash	46,996	87,138
Goodwill	18,291	30,000
Other intangible assets, less accumulated amortization of $871 and $423	8,628	9,076
Deferred charges and other assets	18,680	21,610

Total assets	$894,719	$868,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$80,921	$76,108
Short-term debt	78,098	79,251
Payroll and employee benefits payable	51,459	57,862
Accrued federal, state and local taxes	12,829	10,744
Deferred income tax liabilities	23,170	23,170
Accrued interest and other liabilities	4,979	9,672
Long-term debt due in one year	20,122	2,698

Total current liabilities	271,578	259,505
Long-term debt	323,722	340,696
Other employee benefit liabilities	152,563	142,433
Other liabilities	20,558	21,639

Total liabilities	768,421	764,273

STOCKHOLDERS’ EQUITY
Common stock — $.01 Par value; 10 million shares issued and outstanding	100	100
Additional paid-in capital	149,904	149,901
Accumulated deficit	(18,498)	(38,930)
Deferred compensation	(5,208)	(6,458)

Total stockholders’ equity	126,298	104,613

Total liabilities and stockholders’ equity	$894,719	$868,886

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Reorganized	Predecessor Company
	Company	Company
	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$20,432	$(67,099)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	15,201	33,794
Other postretirement benefits	(69)	(224)
Deferred income taxes	11,521	—
Equity income of affiliated companies, net of dividends	(3,723)	377
Loss on disposition of assets	10	—
Reorganization income	—	(160)
Deferred compensation	1,250	—
Interest paid-in-kind	544	—
Changes in current assets and current liabilities:
Trade receivables	(46,399)	19,995
Inventories	11,184	19,279
Trade payables	8,239	9,670
Other current assets	1,082	(1,212)
Other current liabilities	(9,011)	2,327
Other assets and liabilities — net	12,051	(9,840)

Net cash provided by operating activities	22,312	6,907

Cash flows from investing activities
Capital expenditures	(60,211)	(2,450)
Restricted cash used to fund capital expenditures	40,142	—
Proceeds from sale of assets	6	201
Payments from affiliates	725	600

Net cash used in investing activities	(19,338)	(1,649)

Cash flows from financing activities
Borrowing of long-term debt	1,800	1,022
Repayment of long-term debt	(1,894)	(2,084)
Net change in short-term debt	(1,153)	—
Short term debt (DIP facility) borrowings	—	(4,557)
Book overdraft	(3,426)	1,049

Net cash used in financing activities	(4,673)	(4,570)

Increase (decrease) in cash and cash equivalents	(1,699)	688
Cash and cash equivalents at beginning of period	4,767	8,543

Cash and cash equivalents at end of period	$3,068	$9,231

Supplemental Information
Interest costs and other financing costs paid (net of amount capitalized)	$9,284	$6,116
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except share amounts)

			Additional
	Shares	Common	Paid-in	Deferred	Accumulated
	Outstanding	Stock	Capital	Compensation	Deficit	Total
Predecessor Company
Balance at December 31, 2002	100	$—	$335,138	$—	$(646,309)	$(311,171)
Net income	—	—	—	—	323,431	323,431
Fresh start adjustment	(100)	—	(335,138)	—	322,878	(12,260)

Balances at July 31, 2003 (prior to issuance of stock at reorganization)	—	$—	$—	$—	$—	$—

Reorganized Company
Issuance of stock at reorganization at July 31, 2003 (prior to restricted stock award)	9,500,000	$95	$142,405	$—	$—	$142,500
Shares issued on July 31, 2003 for restricted stock award plans	500,000	5	7,495	(7,500)		—
Compensation expense recognized	—	—	—	1,042	—	1,042
Stock option grants	—	—	1	—	—	1
Net loss	—	—	—	—	(38,930)	(38,930)

Balance at December 31, 2003	10,000,000	100	149,901	(6,458)	(38,930)	104,613
Compensation expense recognized	—	—	—	1,250	—	1,250
Stock option grants	—	—	3	—	—	3
Net income	—	—	—	—	20,432	20,432

Balance at June 30, 2004	10,000,000	$100	$149,904	$(5,208)	$(18,498)	$126,298

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Wheeling-Pittsburgh Corporation and subsidiaries (WPC or the Company) are unaudited. In the opinion of management, these financial statements reflect all recurring adjustments necessary to present fairly the consolidated financial position of the Company and the results of its operations and the changes in its cash flows for the periods presented.

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003.

The Company emerged from bankruptcy effective August 1, 2003 (see Note 2), and applied fresh start reporting as of July 31, 2003. As a result, amounts reported in the financial statements for the quarter and six months ended June 30, 2003 relate to the Company prior to its reorganization and the application of fresh start reporting. Amounts for these periods are referred to as being applicable to the “Predecessor Company”. Amounts for periods subsequent to the reorganization of the Company are referred to as being applicable to the “Reorganized Company”. Due to the application of fresh start reporting as of July 31, 2003, amounts reported for the predecessor company and the reorganized company are not comparable and have been separated by a black line in the financial statements.

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

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.	Bankruptcy and Reorganization

On November 16, 2000, the Company and eight of its then-existing wholly-owned subsidiaries, which represented substantially all of the Company’s business, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Company commenced Chapter 11 proceedings in order to restructure its outstanding debts and to improve its access to additional funding needed to continue operations. Throughout the Chapter 11 proceedings, the Company remained in possession of its properties and assets and continued to operate and manage its businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

As part of the Chapter 11 proceedings, the Company filed its original Joint Plan of Reorganization on December 20, 2002, its First Amended Joint Plan of Reorganization on January 9, 2003, its Second Amended Joint Plan of Reorganization on May 5, 2003 and its Third Amended Joint Plan of Reorganization on May 19, 2003, reflecting the final negotiations with pre-petition note holders, pre-petition trade creditors and unionized employees. The Company’s plan of reorganization was confirmed on June 18, 2003 and became effective on August 1, 2003. The Company realized approximately $558 million in cancellation of debt income as a result of the reorganization.

The following is a summary of some of the significant transactions consummated on or about the effective date of the plan of reorganization:

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corp. (WPSC), which are collateralized by a second lien on its tangible and intangible assets (other than our accounts receivable and inventory) and its equity interests in its joint ventures and a third lien on its accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on its tangible and intangible assets, its equity interests in its joint ventures, and its accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of the plan of reorganization, at which point it ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WP Steel Venture Corporation, a wholly-owned subsidiary of WPC, and is collateralized by a first lien on its tangible and intangible assets (other than accounts receivable and inventory) and its equity interests in its joint ventures and a second lien on its accounts receivable and inventory. WPSC also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WP Steel Venture Corporation and is collateralized by a first lien on its accounts receivable and inventory and a third lien on its other tangible and intangible assets and its equity interests in its joint ventures and pledged stock of its subsidiaries.

•	All of the obligations under the Company’s $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by the Company to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation (PBGC), and the United Steelworkers of America (USWA), with respect to the Company’s separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with its unionized employees represented by the USWA which modified the existing labor agreement to provide for, among other things, future pension arrangements with the USWA and reductions in the Company’s employee-related costs.

•	WPC issued 4 million shares of new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under its labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of the Company’s salaried employees.

•	WPC issued 1,590,000 shares of new common stock constituting 15.9% thereof to certain of its creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of June 30, 2004, approximately 85,811 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100,000 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, the Company is the plaintiff in a number of preference actions, where it is seeking to recover monies from creditors. The Company does not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

3.	Fresh Start Reporting

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company engaged an independent financial advisor to assist in the determination of the enterprise value of the entity. This value was based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

The following reconciliation of the predecessor company’s consolidated balance sheet as of July 31, 2003 to that of the reorganized company as of July 31, 2003 was prepared with the adjustments that give effect to the reorganization and fresh start reporting.

The adjustments entitled “Reorganization Adjustments” reflect the consummation of the Joint Plan of Reorganization, including the elimination of existing liabilities subject to compromise, and consolidated shareholders’ deficit, and to reflect the aforementioned $150 million equity value.

The adjustments entitled “Fresh Start Adjustments” reflect the adoption of fresh start reporting, including the adjustments to record property and equipment at its fair value.

	Pre-				Post-
	Reorganization	Reorganization		Fresh Start	Reorganization
	7/31/2003	Adjustments		Adjustments	7/31/2003
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,382	$—		$—	$7,382
Trade receivables, less allowance for doubtful accounts of $1,916	112,649	(233)		—	112,416
Inventories	164,322	—		(9,658)[d]	154,664
Prepaid expenses and deferred charges	6,559	12			6,571

Total current assets	290,912	(221)		(9,658)	281,033
Investment in affiliated companies	59,982	—		(19,505)[d]	40,477
Property, plant and equipment less accumulated depreciation	493,514	—		(133,301)[d]	360,213
Deferred income tax benefits	27,342	(3,860)[b]		—	23,482
Restricted cash	—	112,000	[a]	—	112,000
Goodwill	—	30,000	[g]	—	30,000
Deferred charges and other assets	8,964	12,844	[g]	9,756 [g]	31,564

Total assets	$880,714	$150,763		$(152,708)	$878,769

	Pre-	Reorganization		Fresh Start	Post-
	Reorganization	Adjustments		Adjustments	Reorganization
	7/31/2003				7/31/2003
	(Dollars in thousands)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade payables	$81,275	$(1,334)[a]		$–	$79,941
Short-term debt	137,214	(100,299)[a]		–	36,915
Payroll and employee benefits payable	35,118	32,795	[c]	–	67,913
Accrued federal, state and local taxes	10,054	1,200	[a],[c]	–	11,254
Deferred income tax liabilities	27,342	(3,860	)[a],[c]	–	23,482
Accrued interest and other liabilities	8,026	2,647	[a],[c]	–	10,673
Long-term debt due in one year	43,433	(39,678	)[a],[c],[f]	–	3,755

Total current liabilities	342,462	(108,529)		–	233,933
Long-term debt	11,985	327,863	[a],[c]	–	339,848
Other employee benefit liabilities	17,317	124,981	[c]	–	142,298
Other liabilities	17,150	3,040	[a],[c]	–	20,190
Liabilities subject to compromise	879,455	(879,455)[c]		–	–

Total liabilities	1,268,369	(532,100)		–	736,269

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock — $.01 Par Value; 10 million shares issued and outstanding	–	100	[c]	–	100
Additional paid-in capital	335,138	149,900	[c],[g]	(335,138)[d]	149,900
Deferred compensation	–	(7,500)[e]		–	(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b],[c],[f]	182,430 [d]	–

Total stockholders’ equity (deficit)	(387,655)	682,863		(152,708)	142,500

Total liabilities and stockholders’ equity	$880,714	$150,763		$(152,708)	$878,769

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

[d] Reflects the adjustments to reflect “Fresh Start” reporting. These entries include the write-down of property, plant and equipment and joint venture interests to their appraised values, elimination of retained earnings and additional paid-in capital.

[e] Reflects restricted stock awards for the distribution of employee equity into trust.

[f] Reflects the cancellation of debt as a result of WHX Corporation forgiving its portion of the DIP term loan.

[g] Reflects the pre-funding of VEBA obligations with 4,000,000 shares of the Company’s common stock, intangible asset related to joint venture supply agreements, and goodwill.

4.	New Accounting Standards

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. As allowed by FSP 106-1, the Company elected to defer recognizing the effects of the new legislation. As of June 30, 2004, the Company has not made a final determination of and continues to assess the impact of the new legislation on the financial statements of the Company. The Company will adopt and apply the guidance provided in FSP 106-2 beginning in the third quarter of 2004.

The Company adopted FASB No. 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (FASB 132-R). FASB 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, FASB 132-R requires public companies to make certain disclosures in their interim financial statements with respect to net periodic pension expense and contributions paid. The Company has provided the required interim disclosures in Note 8 to the consolidated financial statements for their postretirement benefit plan. Due to the immaterial amounts related to the Company’s defined benefit pension plan, disclosure has not been provided.

5.	Business Segment

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

6.	Related Party Transactions

The Company owns a 35.7% interest in Wheeling-Nisshin, Inc. and a 50% interest in Ohio Coatings Company, both of which are accounted for using the equity method of accounting. During the quarters ended June 30, 2004 and 2003, the Company had sales of $96.9 million and $73.6 million to these entities, respectively. During the six months ended June 30, 2004 and 2003, the Company had sales of $162.2 million and $141.2 million to these entities, respectively. At June 30, 2004 and December 31, 2003, the Company had trade receivables due from these entities of $23.4 million and $15.7 million, respectively, and the Company had trade payables due to these entities of $3.4 million and $4.8 million, respectively. At June 30, 2004, the Company had a loan receivable due from Ohio Coatings Company of $10.7 million bearing interest at approximately 5% per annum The loan is to be repaid in November 2006.

7.	Common Stock Compensation

In accordance with the Company’s plan of reorganization, the Company established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock, as of the effective date of our plan of reorganization. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years. Restricted stock expense related to the restricted stock awards totaled $0.6 million for the quarter ended June 30, 2004 and $1.25 million for the six months ended June 30, 2004. These amounts were reflected in shareholders’ equity as a decrease of deferred compensation.

On March 15, 2004, 4,394 stock options were granted at a price of $24.04 per share to certain directors of the Company and on May 14, 2004, 7,801 stock options were granted at a price of $13.54 per share to these same directors.

FASB No. 123, “Accounting for Stock Based Compensation” (FASB 123) gives companies the option to adopt the fair market value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to apply the intrinsic value method to account for employee stock options and to disclose the pro forma effect as if the fair value method had been applied. The following table illustrates the effect on net earnings per share if the

Company had applied the fair value recognition provisions of FASB 123 to stock based employee compensation.

	Reorganized Company		Predecessor Company
	Quarter	Six Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003
	(Dollars in thousands, except per share amounts)
Net income (loss)	$27,058	$20,432	$(21,474)	$(67,099)
Add: Stock based compensation expense, net of tax	433	790	—	—
Less: Total stock-based compensation expense determine under fair value method for all awards, net of tax	(494)	(904)	—	—

Pro forma net income (loss)	$26,997	$20,318	$(21,474)	$(67,099)

Earnings per share:
Basic as reported	$2.85	$2.15	*	*
Diluted as reported	$2.79	$2.11	*	*
Basic pro forma	$2.84	$2.14	*	*
Diluted pro forma	$2.79	$2.10	*	*

* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2).

8.	Post Retirement Benefits Other Than Pensions

Net periodic costs for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents were as follows:

	Reorganized Company		Predecessor Company
	Quarter	Six Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$733	$1,466	$729	$1,458
Interest cost	1,835	3,670	4,965	9,930
Amortization of prior service credit	—	—	(678)	(1,356)
Recognized actuarial (gain)/loss	286	572	(159)	(318)

Total	$2,854	$5,708	$4,857	$9,714

9.	Other Income

Other income was comprised of the following:

	Reorganized Company		Predecessor Company
	Quarter	Six Months	Quarter	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003
	(Dollars in thousands)
Equity income from affiliates	$4,248	$6,369	$1,327	$2,215
Other income	405	1,296	285	631

Total	$4,653	$7,665	$1,612	$2,846

10.	Earnings Per Share

Diluted earnings per share assumes the exercise of stock options and vesting of restricted stock, provided in each case that the effect is dilutive. For the quarter ended June 30, 2004, 12,303 shares of common stock related to stock options and 171,349 shares of common stock related to restricted stock have been included in the computation of diluted earnings per share. For the six months ended June 30, 2004, 12,176 shares of common stock related to stock options and 178,580 shares of common stock related to restricted stock have been included in the computation of diluted earnings per share.

Stock options to purchase 4,394 shares of common stock were issued on March 15, 2004 at an exercise price of $24.04 per share. These outstanding stock options were not included in the computation of diluted earnings per share as the option price exceeded the average market price of the common stock for the quarter and six months ended June 30, 2004.

11.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 98% of inventories are valued using the LIFO method.

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Finished products	$26,150	$31,227
In-process	99,866	90,170
Raw materials	27,402	26,808
Other materials and supplies	276	378

	153,694	148,583
LIFO reserve	(17,983)	(1,688)

	$135,711	$146,895

12.	Goodwill

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which has been reflected in the financial statements as goodwill. Under provisions of SOP 90-7, any benefit from the utilization of pre-confirmation net operating loss carryforwards and any benefit resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill. For the quarter and six months ended June 30, 2004, goodwill was reduced by $11.7 million, representing the estimated benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of the valuation allowance applicable to other deferred tax assets for the periods then ended.

13.	Commitments and Contingencies

Environmental Matters

Prior to confirmation of our plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental liability claims made by environmental regulatory agencies arising out of pre-petition stipulated penalties related to consent decrees and other pre-petition regulatory enforcement actions. The Company also believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites arising out of pre-petition activity.

Currently, the Company estimates that demands for stipulated penalties and fines for post-petition events and activities through June 30, 2004 could total approximately $2.2 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $1.8 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.3 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $1.4 million was spent on these activities in 2002 and an additional $0.4 million in 2003. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company identified the spatial limits of these contaminated sediments and estimate their removal costs at

$4.0 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2004.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA has approved the Company’s investigation workplan, and field activities are scheduled for 2004. Following this investigation, the Company will perform a study to determine possible remedial measures. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.6 million for such remediation measures. However, the field investigation is not completed and the remediation plan has yet to be submitted to the USEPA; therefore the full extent and cost of remediation could be different from current estimates.

The USEPA conducted a multimedia inspection of our Steubenville, Mingo Junction, Yorkville and Martins Ferry, Ohio and Follansbee, West Virginia facilities in March and June 1999. The inspection covered environmental regulations applicable to these plants. Many of the issues were resolved and settled prior to emergence from Chapter 11 bankruptcy. Based on current estimates, the Company has reserved $1.4 million for resolution of outstanding issues.

Capital expenditures for environmental projects totaled $0.3 million for the quarter ended June 30, 2004 and $0.6 million for the six months ended June 30, 2004. The Company estimates capital expenditures for environmental projects to be $4.5 million for 2004, $9.0 million for 2005 and $7.0 million for 2006. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $14.4 million at June 30, 2004 and $14.7 million at December 31, 2003. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

14.	Summarized Combined Financial Information

WPSC is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future significant subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100% owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

Prior to the Company’s reorganization in bankruptcy, WPC, then a wholly-owned subsidiary of WHX Corporation, a public company, had issued $275 million principal amount 9 1/4% senior notes in a registered exchange offer under the Securities Act of 1933. These notes were fully and unconditionally guaranteed, jointly and severally, by WPC’s then-existing and future operating subsidiaries. As discussed more fully in Note 2 above, the WPC 9 1/4% senior notes were extinguished pursuant to the Company's plan of reorganization on or about August 1, 2003.

CONDENSED CONSOLIDATING BALANCE SHEETS
Reorganized Company

	June 30, 2004
	WPC and		Consolidating
	Subsidiary		and Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$3,068	$—	$3,068
Trade accounts receivables	—	150,424	—	150,424
Inventories	—	135,711	—	135,711
Other current assets	18	10,483	—	10,501

Total current assets	18	299,686	—	299,704
Intercompany receivables	—	1,070	(1,070)	—
Investments and advances in affiliates	126,627	45,855	(126,627)	45,855
Property, plant and equipment — net		433,207	—	433,207
Restricted cash	—	46,996	—	46,996
Other non-current assets	1,083	67,874	—	68,957

Total Assets	$127,728	$894,688	$(127,697)	$894,719

Liabilities and stockholders’ equity
Accounts payable	$—	$80,921	$—	$80,921
Other current liabilities	—	190,657	—	190,657

Total current liabilities	—	271,578	—	271,578
Intercompany payable	1,070	—	(1,070)	—
Long term debt	—	323,722	—	323,722
Other non-current liabilities	360	172,761	—	173,121
Stockholders’ equity	126,298	126,627	(126,627)	126,298

Total Liabilities and Stockholders’ Equity	$127,728	$894,688	$(127,697)	$894,719

CONDENSED CONSOLIDATING BALANCE SHEETS
Reorganized Company

	December 31, 2003
	WPC and		Consolidating
	Subsidiary		and Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$4,767	$—	$4,767
Trade accounts receivables	—	104,025	—	104,025
Inventories	—	146,895	—	146,895
Other current assets	12	11,571	—	11,583

Total current assets	12	267,258	—	267,270
Intercompany receivables	—	495	(495)	—
Investments and advances in affiliates	104,593	42,857	(104,593)	42,857
Property, plant and equipment — net		387,765	—	387,765
Other non-current assets	896	170,098	—	170,994

Total Assets	$105,501	$868,473	$(105,088)	$868,886

Liabilities and stockholders’ equity
Accounts payable	$—	$76,108	$—	$76,108
Other current liabilities	33	183,364	—	183,397

Total current liabilities	33	259,472	—	259,505
Intercompany payable	495	—	(495)	—
Long term debt	—	340,696	—	340,696
Other non-current liabilities	360	163,712	—	164,072
Stockholders’ equity	104,613	104,593	(104,593)	104,613

Total Liabilities and Stockholders’ Equity	$105,501	$868,473	$(105,088)	$868,886

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Reorganized Company

	Quarter Ended June 30, 2004
	WPC and		Consolidating
	Subsidiary		and Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$356,121	$—	$356,121
Cost of products sold,	—	292,820	—	292,820
Depreciation and amortization expense	—	7,512	—	7,512
Selling, administrative and general expense	283	16,066	—	16,349

Operating income (loss)	(283)	39,723	—	39,440
Reorganization income (expense)
Fair value adjustments	—	—	—	—
Gain on discharge of debt	—	—	—	—
Other reorganization entries	—	—	—	—
Interest expense	—	(5,058)		(5,058)
Other income including equity earnings of affiliates	27,233	4,653	(27,233)	4,653

Income before income taxes	26,950	39,318	(27,233)	39,035
Income tax provision (benefit)	(108)	12,085	—	11,977

Net income	$27,058	$27,233	$(27,233)	$27,058

	Six Months Ended June 30, 2004
	WPC and		Consolidating
	Subsidiary		and Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$630,327	$—	$630,327
Cost of products sold	—	548,889	—	548,889
Depreciation and amortization expense	—	15,201	—	15,201
Selling, administrative and general expense	536	30,759	—	31,295

Operating income (loss)	(536)	35,478	—	34,942
Reorganization income (expense)
Fair value adjustments	—	—	—	—
Gain on discharge of debt	—	—	—	—
Other reorganization entries	—	—	—	—
Interest expense	—	(10,277)		(10,277)
Other income including equity earnings of affiliates	20,781	7,665	(20,781)	7,665

Income before income taxes	20,245	32,866	(20,781)	32,330
Income tax provision (benefit)	(187)	12,085	—	11,898

Net income	$20,432	$20,781	$(20,781)	$20,432

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company

	Quarter Ended June 30, 2003
			Consolidating
		Subsidiary	and Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$250,469	$—	$250,469
Cost of products sold	(7,982)	247,684	—	239,702
Depreciation and amortization expense	—	16,349	—	16,349
Selling, administrative and general expense	(81)	11,475	—	11,394
Reorganization and professional fee expense	—	2,845	—	2,845

Operating income (loss)	8,063	(27,884)	—	(19,821)
Reorganization income (expense)	171	(2)		169
Interest expense	—	(5,735)	1,663	(4,072)
Other income including equity earnings of affiliates	(26,616)	58,934	(30,706)	1,612

Income (loss) before income taxes	(18,382)	25,313	(29,043)	(22,112)
Income tax provision (benefit)	3,092	(3,730)	—	(638)

Net income (loss)	$(21,474)	$29,043	$(29,043)	$(21,474)

	Six Months Ended June 30, 2003
			Consolidating
		Subsidiary	and Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$489,141	$—	$489,141
Cost of products sold	(7,982)	494,937	—	486,955
Depreciation and amortization expense	—	33,794	—	33,794
Selling, administrative and general expense	208	25,050	—	25,258
Reorganization and professional fee expense	—	6,145	—	6,145

Operating income (loss)	7,774	(70,785)	—	(63,011)
Reorganization income (expense)	171	(11)		160
Interest expense	—	(10,634)	2,911	(7,723)
Other income including equity earnings of affiliates	(71,394)	152,855	(78,615)	2,846

Income (loss) before income taxes	(63,449)	71,425	(75,704)	(67,728)
Income tax provision (benefit)	3,650	(4,279)	—	(629)

Net income (loss)	$(67,099)	$75,704	$(75,704)	$(67,099)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Reorganized Company

	Six Months Ended June 30, 2004
	WPC and		Consolidating
	Subsidiary		and Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Net cash used in operating activities	$—	$22,312	$—	$22,312

Investing activities:
Capital expenditures	—	(60,211)	—	(60,211)
Construction of equipment using restricted cash	—	40,142		40,142
Other	—	731	—	731

Net cash used in investing activities	—	(19,338)	—	(19,338)

Financing activities:
Net borrowings	—	(1,247)	—	(1,247)
Book overdraft	—	(3,426)	—	(3,426)

Net cash provided by financing activities	—	(4,673)	—	(4,673)

Net change in cash and cash equivalents	—	(1,699)	—	(1,699)
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$3,068	$—	$3,068

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company

	Six Months Ended June 30, 2003
			Consolidating
		Subsidiary	and Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$2	$6,905	$—	$6,907

Investing activities:
Capital expenditures	—	(2,450)	—	(2,450)
Construction of equipment using restricted cash	—	—	—	—
Other	—	801	—	801

Net cash used in investing activities	—	(1,649)	—	(1,649)

Financing activities:
Net repayments	—	(1,062)	—	(1,062)
Book overdraft	—	1,049	—	1,049
Other	—	(4,557)	—	(4,557)

Net cash used in financing activities	—	(4,570)	—	(4,570)

Net change in cash and cash equivalents	2	686	—	688
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$39	$9,192	$—	$9,231

Item 2 – MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 13 to the Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and Form 10-K Part I, Item I for the year ended December 31, 2003.

OVERVIEW

We produce flat rolled steel products for the construction industry, steel service centers, converters, processors, and the container and appliance industries. Our product offerings are focused predominately on higher value-added finished steel products such as cold rolled products, tin and zinc coated products and fabricated products. In addition, we produce semi-finished steel products and hot rolled steel products, which represent the least processed of our finished goods.

An operating division of Wheeling-Pittsburgh Steel Corporation (WPSC), Wheeling Corrugating Company manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also has ownership interests in two joint ventures, Wheeling-Nisshin, Inc. and Ohio Coating Company, that together consumed more than 30% of our steel tonnage shipped in 2003, representing 27.5% of our 2003 net sales. These joint ventures produce value-added steel products from materials and products supplied by us.

The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. Beginning in 1998 and continuing through 2000, record high levels of foreign steel imports as well as a general overcapacity in worldwide steel production caused a marked deterioration of steel prices, resulting in huge losses and substantial harm to the domestic steel industry. This record high level of foreign steel imports over a three year period, coupled with the indebtedness we incurred as a result of a ten-month work stoppage which ended in August 1997, and approximately $200 million of capital expenditures used to modernize our facilities to increase quality, efficiency, safety and environmental conditions, resulted in substantial losses and the severe erosion of our financial position and liquidity. These losses and erosion of liquidity continued to occur notwithstanding increases in operating efficiencies resulting from the modernization of our facilities, various cost saving measures and the elimination of 20% of our hourly workforce negotiated in 1997, ultimately resulting in us filing for relief under Chapter 11 of the US Bankruptcy Code, as described below under the heading “Reorganization”.

Over the past six months, several factors, including an overall increase in the demand for steel, particularly in China and other countries, higher raw material input costs and a continuing weak US dollar have resulted in substantial increases in steel selling prices in the United States. The cost to produce steel has also increased, principally due to an increase in the cost of raw materials, in particular scrap, coal, coke and natural gas. The net result has had a favorable impact on our operating results and most other domestic steel producers.

In August 2004, the Army Corp of Engineers will close a lock on the Ohio River at Louisville, KY to perform a scheduled two-week repair. River traffic will stop during the repair, and be disrupted for some period afterwards. The Company relies on river traffic passing through the affected area for most of its iron ore supply and some shipments of our steel products. Currently, we are also relying on the receipt of supplemental coke purchases passing through this area. In preparation for the lock closure, we have accelerated receipt of some purchased coke, made provision for the shipment of iron ore by higher cost rail, and accelerated shipment of products to certain customers in advance of the closure. In addition to the temporary liquidity impact from accelerated coke purchases, we expect to incur $2 to $3 million of additional freight costs in the third quarter attributable to the closure of the lock.

REORGANIZATION

On November 16, 2000, Wheeling-Pittsburgh Corporation (WPC) and eight of its then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

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

The following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization:

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corporation (WPSC), which are collateralized by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory) and our equity interests in our joint ventures and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WPSC’s subsidiaries and is collateralized by a first lien on our tangible and intangible assets (other than accounts receivable and inventory) and our equity interests in our joint ventures and a second lien on our accounts receivable and inventory. We also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WPSC’s subsidiaries and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets and our equity interests in our joint ventures.

•	All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America (USWA) which modified our existing labor agreement to provide for, among other things, future pension arrangements with the United Steelworkers of America and reductions in our employee-related costs.

•	WPC issued 4 million shares of its new common stock constituting 40% thereof for the benefit of the USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1 million shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of June 30, 2004, approximately 85,811 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100,000 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

We believe that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Fresh start reporting

In accordance with SOP 90-7, effective as of July 31, 2003, we adopted “Fresh Start Reporting’’ for our reorganized company and recorded assets and liabilities at their fair values. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.

Other postemployment benefits (OPEB)

The traditional medical and life insurance benefits that were provided to past retirees were terminated effective October 1, 2003. Pursuant to our labor agreement, which we entered into in connection with our plan of reorganization, past retirees will receive medical and life insurance benefits under a VEBA trust. Future retirees under the new labor agreement will be covered by a medical and life insurance program similar to that of active employees. All retirees and their surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage, which, in the case of those covered under the VEBA trust, are made directly to the trust. Because these benefits provided by us will be paid in the future over what could be many years, we estimate the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 8.25% in 2003. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2008 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would result in an increase in the accumulated postretirement benefit obligation of approximately $19.2 million. A 1% decrease in the health care cost trend rate would result in a decrease in the accumulated postretirement benefit obligation of approximately $16.7 million. A 1% increase in the health care costs trend rate would result in an increase in post-retirement benefit expenses of approximately $1.8 million. A 1% decrease in the health care cost trend rate would result in a decrease in post-retirement benefit expenses of approximately $1.5 million.

The discount rate applied to our OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2003 was 6.0%. A 1% increase in the discount rate would result in a decrease in the accumulated postretirement benefit obligation of approximately $16.8 million. A 1% decrease in the discount rate would result in an increase in the accumulated postretirement benefit obligation of approximately $20.5 million. A 1% decrease in the discount rate would result in an increase in post-retirement benefit expenses of approximately $2.0 million. A 1% increase in the discount rate would result in a decrease in post-retirement benefit expenses of approximately $1.5 million.

Asset impairments

We periodically evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Asset impairments are recognized when the carrying value of productive assets exceeds the net projected undiscounted cash flows from those assets. Given our integrated operations, asset impairment evaluations are generally done on a group basis. Undiscounted cash flows are based on longer-term projections that consider projected market conditions and the performance and ultimate use of the assets. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, asset impairments may be required. The fair values as of August 1, 2003 used for fresh start reporting and the subsequent depreciation rates reflected our intention to idle one of our blast furnaces.

Deferred taxes

Full realization of net deferred tax assets is dependent on our ability to generate future taxable income and maintain substantially our existing ownership. An “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, could impose annual limits, or completely eliminate net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.

Environmental and legal contingencies

We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revises the amounts recorded in the period in which changes in estimate occur. Conclusions regarding exposure are developed in consultation with legal and environmental counsel.

RESULTS OF OPERATIONS

The consolidated financial statements from and after the effective date of our plan of reorganization, August 1, 2003, are those of a new reporting entity (the “Reorganized Company”) and are not comparable to the pre-confirmation periods of the old reporting entity (the “Predecessor Company”).

Quarter ended June 30, 2004 — “Reorganized Company”

Net sales for the quarter ended June 30, 2004 totaled $356.1 million on shipments of steel products totaling 548,474 tons. Steel prices averaged $649 per ton for the quarter, which included an average of $76 per ton relating to surcharges. Steel prices increased 28% over the prior quarter, of which 7% related to surcharge increases. Steel prices were up, in general, due to continuing strong global demand for steel and a general improvement in economic conditions in the United States. The average steel price per ton reflects a mix of products that includes 25.3% hot rolled.

Cost of goods sold totaled $292.8 million for the quarter. Cost of goods sold averaged $534 per ton shipped for the quarter. Cost of goods sold increased by $36.7 million over the first quarter. During the quarter, the cost of coke increased approximately $11.0 million due to the need to acquire coke on the open market as our coke batteries undergo repair; repair costs on the coke batteries increased by approximately $6.0 million; VEBA and profit sharing costs increased by approximately $10.4 million and the cost of other raw material costs increased by approximately $3.8 million. Cost of goods sold was reduced by $2.8 million during the quarter resulting from the settlement of pre- petition insurance litigation. The raw steel production-operating rate during the period was 97.9%.

Depreciation and amortization expense totaled $7.5 million for the quarter on average fixed assets of $441.0 million. Fixed assets were recorded at fair value based on independent appraisals as part of the reorganization.

Selling, administrative and general expense totaled $16.3 million for the quarter.

Interest expense totaled $5.1 million for the period. Long-term debt averaged $342.3 million during the quarter and borrowings under the revolving credit facility ranged from $67.7 million to $98.2 million during the quarter. Interest expense also includes amortization of capitalized finance costs.

Miscellaneous income totaled $4.7 million for the quarter, principally reflecting equity earnings from joint ventures.

Net income for the quarter ended June 30, 2004 totaled $27.1 million, or $2.85 earnings per basic share and $2.79 earnings per diluted share.

Six months ended June 30, 2004 — “Reorganized Company”

Net sales for the six months ended June 30, 2004 totaled $630.3 million on shipments of steel products totaling 1,087,175 tons. Steel prices averaged $580 per ton during the period, which included an average of $58 per ton relating to surcharges. Steel prices increased 33% over average steel prices for the fourth quarter of 2003, of which 14% related to surcharge increases. The average steel price per ton reflects a mix of products that includes 26.7% hot rolled.

Cost of goods sold totaled $548.9 million for the period. Cost of goods sold averaged $505 per ton shipped, an increase of 16% over costs incurred in the fourth quarter of 2003. The increase in the cost was principally related to increased raw material costs, fuel costs and those costs enumerated above with respect to the second quarter. Cost of goods sold was reduced by $2.8 million during the period resulting from the settlement of pre-petition insurance litigation. The raw steel production-operating rate during the period was 94.9%.

Depreciation and amortization expense totaled $15.2 million for the period on average fixed assets of $426.0 million. Fixed assets were recorded at fair value based on independent appraisals as part of the reorganization.

Selling, administrative and general expense totaled $31.3 million for the period.

Interest expense totaled $10.3 million for the period. Long-term debt averaged $342.6 million during the period and borrowings under the revolving credit facility ranged from $67.0 million to $98.2 million. Interest expense also includes amortization of capitalized finance costs.

Miscellaneous income totaled $7.7 million for the period, principally reflecting equity earnings of joint ventures.

Net income for the six months ended June 30, 2004 totaled $20.4 million, or $2.15 earnings per basic share and $2.11 earnings per diluted share.

Quarter ended June 30, 2003 — “Predecessor Company”

Net sales for the quarter ended June 30, 2003 totaled $250.5 million on shipments of steel products totaling 567,643 tons. Steel prices averaged $441 per ton. The average steel price per ton reflects a mix of products that includes 22.8% hot rolled.

Cost of goods sold totaled $239.7 million for the period. Cost of goods sold averaged $422 per ton shipped. The raw steel production-operating rate during the quarter was 88.3%.

Depreciation expense totaled $16.3 million for the quarter on average fixed assets, before revaluation, of $1,248.9 million.

Selling, administrative and general expense totaled $11.4 million for quarter.

Reorganization and professional fees related to the bankruptcy totaled $2.8 million.

Interest expense totaled $4.1 million for the period. Long-term debt averaged $63.1million during the quarter and the revolving credit facility ranged from $130.9 million to $153.8 million. Interest expense also includes amortization of capitalized finance costs.

Miscellaneous income totaled $1.6 million for the quarter, principally reflecting equity earnings of joint ventures.

Net loss for the quarter ended June 30, 2003 totaled $21.5 million. Prior to reorganization, we were a wholly-owned subsidiary of WHX Corporation.

Six months ended June 30, 2003 — “Predecessor Company”

Net sales for the six months ended June 30, 2003 totaled $489.1 million on shipments of steel products totaling 1,116,500 tons. Steel prices averaged $438 per ton. The average steel price per ton reflects a mix of products that includes 24.4% hot rolled.

Cost of goods sold totaled $487.0 million for the period. Cost of goods sold averaged $436 per ton shipped. The raw steel production-operating rate during the period was 92.6%.

Depreciation expense totaled $33.8 million for the period on average fixed assets, before revaluation, of $1,248.3 million.

Selling, administrative and general expense totaled $25.3 million.

Reorganization and professional fees related to the bankruptcy totaled $6.1 million.

Interest expense totaled $7.7 million for the period. Long-term debt averaged $63.4 million during the period and the revolving credit facility ranged from $130.9 million to $153.9 million. Interest expense also includes amortization of capitalized finance costs.

Miscellaneous income totaled $2.8 million for the period, principally equity earnings of joint ventures.

Net loss for the six months ended June 30, 2003 totaled $67.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from Chapter 11 bankruptcy proceedings, our primary sources of liquidity have been term loans under our $250 million senior secured term loan facility, revolving credit loans under our $225 million senior secured revolving credit facility, and a $10 million unsecured loan from WHX Corporation, which was subsequently sold by WHX to a third party. We have used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization. We expect to use the remainder of the proceeds to fund our ongoing operations, to service debt, to fund working capital, to make capital expenditures on our existing facilities, including the construction of an electric arc furnace, and for general corporate purposes.

As of June 30, 2004, we had the following amounts available for our working capital and planned capital expenditures: cash and cash equivalents of approximately $3.1 million; $47.0 million of restricted cash from borrowings under our term loan facility for construction of the electric arc furnace; and $54.7 million of availability under our new revolving credit facility, after giving effect to the current $50 million minimum availability requirement discussed more fully below.

We expect that the effects of our labor agreement and improved business conditions will produce positive operating cash flows through 2004. For the six months ended June 30, 2004, we generated cash flow from operating activities of $22.3 million. Considering our liquidity position as of June 30, 2004 noted above and provided that business conditions continue at similar levels, we anticipate being able to fund our debt service obligations and other contractual obligations without the need for additional funding.

Our credit agreements require us to maintain borrowing availability of at least $50 million under our revolving credit facility through December 31, 2004. After December 31, 2004, we will be required to maintain borrowing availability of at least $25 million. Under the terms of our amended term loan agreement, we are also limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility. We currently expect that we should be able to maintain this level of borrowing availability of at least $50 million through December 31, 2004. This expectation is based on our present belief that, among other things, current market conditions with respect to orders, pricing and shipments, and our operating performance will continue to be consistent with that of recent months. However, it is possible that our borrowing availability could fall below the current $50 million requirement, in the event of any adverse changes to market conditions or our operating results, in which case we will be subject to a fixed charge coverage ratio covenant under our term loan agreement and revolving credit facility which we currently do not meet.

The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date:

Collateral Type
Tangible and intangible
assets and
	joint venture equity	Accounts receivable and
	interest	inventory
Debt obligation Secured by First Security Interest	$250 Million Term Loan	$225 Million Revolving Credit Facility

Debt obligation Secured by Second Security Interest	$40 Million Series A Notes	$250 Million Term Loan

Debt obligation Secured by Third Security Interest	$225 Million Revolving Credit Facility	$40 million Series A Notes Facility

Debt obligation Secured by Fourth Security Interest	Deferred payment obligations in respect of iron ore sales agreement with Itabira Rio Doce	Deferred payment obligations in respect of iron ore sales agreement with Itabira Rio Doce

Debt obligation Secured by Fifth Security Interest	$20 Million Series B Notes	$20 Million Series B Notes

In the event that we are unable to satisfy our payment and other obligations under our secured debt, the lenders of our secured debt have various rights and remedies, including the right to force the sale of our assets and to apply the proceeds thereof to repay amounts owed by us. If such a foreclosure were to occur, then we may be unable to maintain our operations, our business, financial condition and results of operations could materially suffer and our shareholders may lose all or part of their investment. A summary description of these obligations follows:

$250 million term loan agreement

In connection with our plan of reorganization, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, or the Steel Board, and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to reoffer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to reoffer certain tranches of the term loan. If the agent does not reoffer such tranches, we must pay the agent an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008. Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 2.8% at June 30, 2004, which reflects the significant reduction in borrowing cost effective in June 2004, as discussed more fully below. The term loan is to be repaid beginning in the fourth quarter of 2004 in quarterly installments of $6.25 million with a final payment to the agent of $150 million due on August 1, 2008 if such loan is not reoffered.

Under the original terms of our term loan agreement, we were required to prepay an amount equal to 50% of the net cash proceeds (as defined in the term loan agreement) from any issuance or sale of our capital stock and to apply such net cash proceeds to remaining installments in inverse order of maturity. In June 2004, we entered into an amendment and waiver to our term loan agreement to eliminate these prepayment requirements with respect to any issuance or sale of our capital stock on or before January 31, 2005. Specifically, the amendment and waiver provides that the net cash proceeds from the sale of our common stock in any offering on or before January 31, 2005 will be applied first to repay any outstanding principal borrowing under our revolving credit facility without reducing the commitment amount (excluding any letters of credit then outstanding), second, to the extent of any excess, to fund up to $35 million in capital expenditures and third, to the extent of any then-remaining excess, to repay principal amounts outstanding under our term loan agreement, with such repayments applied pro rata across all three term loan tranches and pro rata against each scheduled maturity within each tranche. All proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. Additionally, the terms of the amendment and waiver exclude from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery. The $85 million for the No. 8 coke battery and up to $35 million to be held in the segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limits us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provides for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $209.2 million in principal amount is outstanding.

Pursuant to the provisions of our term loan agreement, we are subject to, and are currently in material compliance with, various covenants, including compliance with the terms and conditions of the guarantee of the Steel Board and the related guarantee of the West Virginia Housing Development Fund, limitations on indebtedness, guaranty obligations, liens, sale of subsidiary stock, dividends, distributions and investments. We will be subject to additional financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio.

Our term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements. Under our term loan agreement, we are permitted to incur capital expenditures with respect to certain specified projects up to specified maximum amounts, including the EAF, an automatic roll changer system at our Mingo Junction facility, and Allenport cold mill improvements. In addition, the amendment and waiver permits us to incur capital expenditures with respect to the rebuild of the No. 8 coke battery in an amount not to exceed $85 million. We are further permitted to incur additional expenses for capital improvements for other projects in amounts not to exceed in the aggregate specified maximums for each calendar year, ranging from $33.9 million to $44 million.

$225 million revolving credit facility

In connection with our plan of reorganization, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The facility matures on August 1, 2006. The blended rate of interest was approximately 4.7% at June 30, 2004. At June 30, 2004, we had borrowed approximately $78.1 million under the revolving credit facility and had $54.7 million of net excess availability over the current required minimum availability of $50 million. We are subject to, and are currently in compliance with, various covenants set forth in the revolving credit agreement, which are substantially similar to those contained in the term loan agreement, as amended, as described above. Under the terms of our amended term loan agreement, we are limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.

Similar to the term loan agreement, we negotiated an amendment to our revolving credit facility. Under the amendment, all proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. The amendment also permits us to incur an additional $85 million in capital expenditures toward the rebuild of the No. 8 coke battery. Of the $85 million available for the No. 8 coke battery, only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery and up to $35 million to be held in a segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio.

$40 million Series A notes

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and Bank One, N.A., as trustee. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds of the sale of joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until July 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company (OCC) to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitation set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin, Inc. or OCC, and payments of dividends and distributions.

$20 million Series B notes

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued Series B secured notes in the aggregate principal amount of $20 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and Bank One, N.A., as trustee. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

$10 million unsecured note

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation, referred to as the WHX note. The WHX note matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. The WHX note bears interest at a rate of 6% per annum. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes. In July 2004, the WHX note was sold by WHX to a third party.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, Inc. and OCC and Feralloy-Wheeling Specialty Processing Co., that are each accounted for under the equity method. Pursuant to agreements with Wheeling-Nisshin, Inc. and OCC and we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS

In connection with the implementation of our plan of reorganization, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

•	Modification and assumption agreement between WPSC and Danieli Corporation. This agreement modifies an agreement between WPSC and Danieli Corporation, dated July 6, 2000, pursuant to which WPSC agreed to purchase from Danieli Corporation certain roll-changing equipment. Under the original agreement, WPSC owed approximately $7.36 million to Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Steel Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $96,000 has been paid and the balance of which is to be paid in progress payments as work on the automatic roll changers project is completed, expected in 2006) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.

•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC has entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 4.564% per annum.

•	Agreement among WPSC, Itabira Rio Doce Company, Ltd. and Rio Doce Limited. This agreement provides for repayment, in equal monthly installments over a period not to exceed eighteen months from May 1, 2003, of WPSC’s $5.1 million deferred payment obligation under a certain iron ore sales agreement dated October 1, 2001. As of June 30, 2004, $1.5 million remained outstanding on this obligation.

In addition, we have ongoing funding obligations under our labor agreement with the USWA. Effective May 31, 2004, USWA wage rates increased by approximately 5.8%. In addition, a 12% temporary wage reduction that had been in effect since May 2003 was eliminated. We also increased wages for our salaried employees by 5% effective June 1, 2004. We expect that these adjustments to our wage rates will increase our labor costs by approximately $4.3 million, in the aggregate, per quarter. All of the obligations referenced in this section, except for the anticipated increase in wage rates, are included in the table of contractual commitments set forth below.

CONTRACTURAL COMMITMENTS

As of June 30, 2004, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	Total		From June 30, 2004		2005 to 2006		2007 to 2008		Thereafter
Long-Term Debt (1)	409.9		$20.1	(2)	$86.3	(3)	$226.0	(4)	$77.6	(5)
Capital Leases	10.6		0.9		2.4		1.8		5.5
Operating Leases:
Long Term	9.8		0.9		3.5		3.6		1.8
Month to Month	46.9		4.3		17.0		17.0		8.6
Other Long Term Liabilities:
OPEB	100.2	(6)	2.9		7.6		9.4		—
Severance	19.7	(7)	5.2		11.7		2.3		0.5
Coal Miner Retiree Medical	2.9		0.1		0.4		0.4		2.0
Worker’s Compensation	20.9	(8)	2.5		10.1		8.3		—
Purchase Commitments:
Oxygen Supply	75.0	(9)	3.6		14.4		14.4		42.6
Electricity	118.5	(10)	4.5		19.6		22.1		72.3
Coal	68.9	(11)	9.5		39.6		19.8		—
Other	1.1		1.1		—		—		—
Capital Commitments	42.1	(12)	39.7		2.4		—		—

Total Contractual Obligations	$926.5		$95.3		$215.0		$325.1		$210.9

(1)	The interest rate associated with the term loan is a floating rate. Interest payment projections in respect of the term loan assume that the interest rate for 2004 will be 4% per annum and will increase by 0.5% each year thereafter.

(2)	Includes interest payment obligations for the remainder of 2004 of approximately: $5.0 million in respect of the term loan; $1.6 million in respect of the Series A notes and the Series B notes; $307,000 in respect of the WHX note; $305,000 in respect of the loan agreement with the State of West Virginia; $75,000 in respect of the loan modification agreement with the Ohio Department of Development;and $47,000 in respect of the modification and assumption agreement with Danieli Corporation.

(3)	Includes aggregate interest payment obligations for years 2005 and 2006 of approximately: $21.0 million in respect of the term loan; $6.5 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $100,000 in respect of the loan modification agreement with the Ohio Department of Development; $107,000 in respect of the modification and assumption agreement with Danieli Corporation; and $283,000 in respect of a 5-year, $3.0 million loan agreement with Junction Industries which bears interest at 7% per annum.

(4)	Includes aggregate interest payment obligations for years 2007 and 2008 of approximately: $15.9 million in respect of the term loan; $7.0 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $5,000 in respect of the modification and assumption agreement with Danieli Corporation; and $113,000 in respect of a 5-year loan agreement with Junction Industries.

(5)	Includes aggregate interest payment obligations of approximately: $10.5 million in respect of the Series A notes and the Series B notes; and $1.6 million in respect of the WHX not and $19,000 in respect of a 5-year loan agreement with Junction Industries.

(6)	Represents the estimated present value of our liability as of June 30, 2004. Amounts included for 2004 through 2008 reflect our current estimate of corporate cash outflows and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2008.

(7)	Amount represents payments under buyout program. 650 Bargaining employees elected buyouts that extend through 2010.

(8)	Amount represents the present value of our liability as of June 30, 2004. Amounts included for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information and anticipates payment of approximately $5.1 million per year.

(9)	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $9.3 million in 2003, $7.0 million in 2002 and $7.5 million in 2001.

(10)	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $8.8 million in 2003, $13.8 million in 2002 and $14.6 million in 2001. If the Company elects to terminate the contract early, a maximum termination payment of $37.0 million would be required.

(11)	In 2004,we amended its take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a collar. Payments for deliveries of coal totaled $11.8 million in 2003, $16.4 million in 2002 and $7.3 million in 2001. If we elect to terminate the contract, a maximum termination payment of $37.4 million would be required.

(12)	In June 2003, we entered into an agreement for the supply of equipment and services with Junction Industries, Inc., pursuant to which Junction Industries has agreed to provide equipment and services to design, engineer, procure, fabricate, and assist us in the installation, commissioning, start-up and testing of one 250-ton (tap weight) electric arc furnace, one Consteel scrap conveyor system, ladle metallurgy furnace, baghouse and certain other associated equipment for incorporation into the electric arc furnace melt shop. The total cost of the electric arc furnace is expected to be $114.9 million. As of June 30, 2004, capital commitments remaining under the project total $41.9 million.

Planned capital expenditures

Our planned capital expenditures for the three-year period 2004 through 2006 total approximately $289.3 million, and include, but are not limited to, the following capital expenditure projects:

•	$88.0 million remaining, as of January 1, 2004, for construction of the electric arc furnace, scheduled for completion in the fourth quarter of 2004. At June 30, 2004, $41.9 million remained to be spent and is fully funded through a restricted cash account;

•	$85.0 million toward completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is expected to begin in late 2005 and be completed in late 2006;

•	$13.9 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2006; and

•	$10.4 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.

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

Under our credit agreements, we are permitted to undertake the construction of the electric arc furnace, No. 8 coke battery rebuild, hot strip mill automatic roll changer installation and cold mill improvements, subject to pre-established spending limits provided in our restrictive covenants. These covenants also limit the amounts that we can spend on any other capital expenditure projects undertaken in 2004, 2005, and 2006 to $33.9 million, $44.0 million, and $37.1 million, respectively, subject to adjustment for permitted carryover of a portion of any unexpended amounts in these years.

In the quarter ended June 30, 2004, we incurred approximately $36.1 million of the planned capital expenditure amounts included in our business plan.

VEBA TRUST AND PROFIT SHARING PLANS Below are summaries of our contribution obligations under the VEBA trust and our two profit sharing plans, one for our USWA-represented employees and the other for our salaried employees, excluding our officers. Our future obligations, if any, under the VEBA trust and these plans are subject to and based on the level of our profitability (as described below) for each completed quarter. In addition, we have discretion, to the extent provided by the terms of the agreement establishing the VEBA trust and the terms of the profit sharing plans, to satisfy some or all of our funding obligations with shares of our common stock or cash.

During the second quarter ended June 30, 2004, we incurred aggregate contribution obligations under the VEBA trust and the profit sharing plans of $14.3 million, of which $1.8 million will be satisfied in cash, with $8.6 being payable in cash or common stock at our discretion. The remaining $3.9 million of the contribution obligation incurred during the second quarter was previously funded to the VEBA trust in the form of cash and common stock contributions. We are unable to determine our contribution obligations for subsequent quarters until such time as the financial results for such periods become available.

VEBA trust

In connection with our plan of reorganization and our collective bargaining agreement with the USWA, we established a plan to provide health care and life insurance benefits to certain retirees and their dependents. The collective bargaining agreement also required us to create and make contributions to a trust to fund the payment of these retiree benefits. The trust, referred to herein as the VEBA trust, is designed to constitute a tax-exempt voluntary employee beneficiary association under Section 501(c)(9) of the Internal Revenue Code. Pursuant to our plan of reorganization, we issued 4,000,000 shares of WPC common stock to the VEBA trust (the “Initial Shares”). Due to certain restrictions on the VEBA trust’s ability to sell stock held by the trust to fund benefit payments (which are described in more detail below), the agreement with the USWA provided for monthly cash contributions by us of $1.5 million, beginning in October 2003 and continuing through February 2004, and $0.3 million from April 2004 through September 2004 for a total of $9.3 million (collectively, the “Initial Funding Obligation”). In addition, the agreement provides for ongoing contributions based on our profitability, payable within 45 days of the end of each fiscal quarter, under the following formula (collectively, the “Variable Contributions”):

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

During the quarter ended June 30, 2004, variable contributions of $8.2 million were incurred, of which, $1.8 million will be satisfied in cash, with $2.5 million being payable in cash or common stock at our discretion, which we presently anticipate satisfying by contributing newly issued shares of our common stock. The remaining portion of the variable contribution was previously funded to the VEBA trust in the form of cash and common stock contributions.

“Operating cash flow,” for purposes of determining Variable Contributions, is defined as our earnings before interest and taxes, adjusted for certain amounts as set forth in the agreement with the USWA (primarily unusual, extraordinary or non-recurring items).

Previously, we contributed $3.0 million, in cash, to the VEBA trust toward satisfaction of the Initial Funding Obligation. In March 2004, we agreed with the USWA to satisfy the Initial Funding Obligation, as follows:

•	the trustee was authorized to sell up to 400,000 of the Initial Shares, at its discretion (of which 42,400 shares have been sold through June 30, 2004);

•	the proceeds of the sale of 400,000 of the Initial Shares, not to exceed $6.3 million, and the $3.0 million cash contribution previously made will be credited, over a limited period of time, against future Variable Contributions due under (i), (ii) and (iii) of the Variable Contribution formula described above, if any, in accordance with the terms of the agreement with the USWA;

•	the proceeds of the sale of 400,000 shares of the Initial Shares in excess of $6.3 million, if any, will be creditable, at our discretion against future Variable Contributions, if any are required under (i), (ii) and (iii) of the Variable Contribution formula described above; and

•	no later than February 14, 2008, we are required to contribute 400,000 additional shares of our common stock to the trust, minus any shares of our common stock contributed prior to that date under (ii) of the Variable Contribution formula described above.

To the extent that contributions become due under (ii) of the Variable Contribution formula described above and we decide to make such contributions in stock, we have discretion to apply up to 1.6 million of the Initial Shares as a credit, share for share, against future contribution amounts to the trust. Shares of WPC common stock contributed to the trust in satisfaction of, or in the case of Initial Shares applied as a credit against, our obligations, are valued based on the closing price of WPC common stock for the 10 trading days immediately preceding the date of contribution.

Pursuant to a Stock Transfer Restriction and Voting Agreement, the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. During the first two years, the VEBA trust is not permitted to sell any of the Initial Shares without our authorization unless it holds, at the time of such sale, fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. As described above, we authorized the disposition of 400,000 shares of our common stock held by the VEBA trust in satisfaction of certain funding obligations with respect to the trust. The VEBA trust previously sold 42,400 shares pursuant to this authorization and we have agreed to permit the VEBA trust to sell the remaining 357,600 shares in a registered underwritten offering. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC. The VEBA trust has also agreed not to sell any shares of our common stock for a period of 90 days following the pending issuance of our common stock.

Profit sharing plans

Pursuant to the collective bargaining agreement with the USWA, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USWA employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. The profit sharing pool will be divided among all employees on the basis of hours attributed to each employee within each quarter. We have the discretion to make future payments, if any, in cash or in WPC common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.

During the quarter ended June 30, 2004, we incurred a profit sharing obligation under this plan of $4.8 million, which may be settled in cash or in common stock at our discretion, and which we presently anticipate satisfying by contributing newly issued shares of our common stock.

In addition, we have adopted a profit sharing plan for salaried employees under which we have an obligation to make quarterly profit sharing payments to or for the benefit of our salaried employees in an amount equal to 4.19% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the plan. The profit sharing pool will be divided among all salaried employees, excluding officers. During the quarter ended June 30, 2004, a profit sharing obligation of $1.3 million was incurred under this plan, which we presently anticipate satisfying by contributing newly issued shares of our common stock. We have the discretion to make future payments, if any, in cash or in WPC common stock. All payments in stock will be contributed to the company stock fund (as defined in the plan) under our salaried 401(k) savings plan, which restricts participants from making dispositions of our common stock out of the fund for a period of 24 months following any contribution other than distributions following termination of employment, or the death or disability of the participant. All profit sharing payments that become due are considered 100% vested when made.

NEW ACCOUNTING STANDARDS

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. As allowed by FSP 106-1, the Company elected to defer recognizing the effects of the new legislation. As of June 30, 2004, the Company has not made a final determination of and continues to assess the impact of the new legislation on the financial statements of the Company. The Company will adopt and apply the guidance provided in FSP 106-2 beginning in the third quarter of 2004.

The Company adopted FASB No. 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (FASB 132-R). FASB 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, FASB 132-R requires public companies to make certain disclosures in their interim financial statements with respect to net periodic pension expense and contributions paid. The Company has provided the required interim disclosures in Note 8 to the consolidated financial statements for their postretirement benefit plan. Due to the immaterial amounts related to the Company’s defined benefit pension plan, disclosure has not been provided. As part of the provisions of SOP 90-7, the Company was required to adopt on July 31, 2003 all accounting guidance that was going to be effective within a twelve-month period.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about the risk associated with our financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

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

Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. Pursuant to our plan of reorganization, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into new credit facilities. Under those new credit facilities, at June 30, 2004, we had outstanding $87.3 million aggregate principal amount of debt under fixed-rate instruments and $334.6 million aggregate principal amount of debt under variable-rate instruments. Since our portfolio of debt is comprised primarily of variable-rate instruments, the fair value of the debt is relatively insensitive to the effects of interest rate fluctuations. However, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $3.4 million.

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

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 — Exhibits and Reports of Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certificate of James G. Bradley, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of James G. Bradley, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K under item 12 on May 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

	/s/	Paul J. Mooney

Paul J. Mooney Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 9, 2004