Form 10-Q
period 2004-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2004-11-09
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004
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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The registrant had 14,053,908 shares of its common stock, par value $0.01 per share, outstanding as of October 31, 2004.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
INDEX

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Reorganized Company			Predecessor Company
	Quarter	Nine Months	Two Months	One Month	Seven Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,	July 31,
	2004	2004	2003	2003	2003
Revenues
Net sales, including sales to affiliates of $109,496, $271,702, $38,609, $23,092 and $164,273	$401,800	$1,032,127	$159,789	$81,298	$570,439

Cost and expenses
Cost of products sold, excluding depreciation and amortization expense, including cost of products sold to affiliates of $91,238, $231,987, $34,656, $20,662 and $143,840	321,516	870,405	159,314	76,877	563,832
Depreciation and amortization expense	7,756	22,957	3,568	6,095	39,889
Selling, administrative and general expense	17,748	49,043	9,004	4,648	29,906
Reorganization and professional fee expense	—	—	—	1,995	8,140

Total costs and expenses	347,020	942,405	171,886	89,615	641,767

Operating income (loss)	54,780	89,722	(12,097)	(8,317)	(71,328)
Interest expense and other financing costs	(4,392)	(14,669)	(3,891)	(1,462)	(9,185)
Other income	4,859	12,524	757	382	3,228
Reorganization income (expense):
Fair value adjustments	—	—	—	(152,708)	(152,708)
Gain on discharge of indebtedness	—	—	—	557,541	557,541
Other	—	—	—	(4,918)	(4,758)

Income (loss) before income taxes	55,247	87,577	(15,231)	390,518	322,790
Income tax provision (benefit)	19,657	31,555	6	(12)	(641)

Net income (loss)	$35,590	$56,022	$(15,237)	$390,530	$323,431

Earnings per share
Basic	$3.53	$5.78	$(1.60)	*	*
Diluted	$3.42	$5.63	$(1.60)	*	*
Weighted average shares (in thousands):
Basic	10,091	9,699	9,500	*	*
Diluted	10,393	9,946	9,500	*	*

* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$15,181	$4,767
Trade receivables, less allowance for doubtful accounts of $2,814 and $2,061	167,414	104,025
Inventories	150,721	146,895
Prepaid expenses and deferred charges	14,229	11,583

Total current assets	347,545	267,270
Investment in affiliated companies	49,630	42,857
Property, plant and equipment, less accumulated depreciation of $32,320 and $10,051	458,529	387,765
Deferred income tax benefits	20,189	23,170
Restricted cash	32,218	87,138
Goodwill	—	30,000
Other intangible assets, less accumulated amortization of $1,108 and $423	8,390	9,076
Deferred charges and other assets	19,188	21,610

Total assets	$935,689	$868,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$63,630	$76,108
Short-term debt	—	79,251
Payroll and employee benefits payable	50,718	57,862
Accrued federal, state and local taxes	10,428	10,744
Deferred income tax liabilities	19,955	23,170
Accrued interest and other liabilities	6,268	9,672
Long-term debt due in one year	31,505	2,698

Total current liabilities	182,504	259,505
Long-term debt	312,381	340,696
Other employee benefit liabilities	149,495	142,433
Other liabilities	20,212	21,639

Total liabilities	664,592	764,273

STOCKHOLDERS’ EQUITY
Common stock — $.01 Par value; 14,057,908 and 10,000,000 shares issued, 14,053,908 and 10,000,000 shares outstanding	141	100
Additional paid-in capital	258,471	149,901
Accumulated earnings (deficit)	17,092	(38,930)
Deferred compensation	(4,547)	(6,458)
Treasury stock, 4,000 shares, at cost	(60)	—

Total stockholders’ equity	271,097	104,613

Total liabilities and stockholders’ equity	$935,689	$868,886

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Reorganized		Predecessor
	Company		Company
	Nine	Two	Seven
	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	July 31,
	2004	2003	2003
Cash flows from operating activities
Net income (loss)	$56,022	$(15,237)	$323,431
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	22,957	3,568	39,889
VEBA and profit sharing expense	21,332	—	—
Other postretirement benefits	46	(3,056)	(1,565)
Deferred income taxes (goodwill), including recognition of post reorganization benefit of $376 (see Note 14)	29,986	—	—
Equity income of affiliated companies, net of dividends	(7,998)	(360)	184
Loss on disposition of assets	6	—	—
Reorganization income	—	—	(400,075)
Deferred compensation	1,851	417	—
Interest paid-in-kind	544	—	—
Changes in current assets and current liabilities:
Trade receivables	(63,389)	(264)	17,944
Inventories	(3,826)	346	19,769
Trade payables	(12,201)	(14,184)	9,900
Other current assets	(2,646)	(3,120)	918
Other current liabilities	(23,648)	(2,901)	(306)
Other assets and liabilities — net	8,158	1,907	(9,902)

Net cash provided by (used in) operating activities	27,194	(32,884)	187

Cash flows from investing activities
Capital expenditures	(93,053)	(12,044)	(2,866)
Restricted cash used to fund capital expenditures	54,920	10,012	—
Proceeds from sale of assets	11	—	201
Payments from affiliates	1,225	—	600

Net cash used in investing activities	(36,897)	(2,032)	(2,065)

Cash flows from financing activities
Borrowing of long-term debt	2,400	(666)	(1,334)
Repayment of long-term debt	(2,452)	—	—
Net change in short-term debt	(79,251)	36,200	—
Short term debt (DIP facility) borrowings	—	—	1,724
Book overdraft	(277)	1,122	327
Issuance of common stock, net of issuance costs	99,697	—	—

Net cash provided by financing activities	20,117	36,656	717

Increase (decrease) in cash and cash equivalents	10,414	1,740	(1,161)
Cash and cash equivalents at beginning of period	4,767	7,382	8,543

Cash and cash equivalents at end of period	$15,181	$9,122	$7,382

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

		Additional		Accumulated
	Common	Paid-in	Deferred	Earnings	Treasury
	Stock	Capital	Compensation	(Deficit)	Stock	Total
Predecessor Company
Balance at December 31, 2002	$—	$335,138	$—	$(646,309)	$—	$(311,171)
Net income	—	—	—	323,431	—	323,431
Fresh start adjustment	—	(335,138)	—	322,878	—	(12,260)

Balances at July 31, 2003 (prior to issuance of stock at reorganization)	$—	$—	$—	$—	$—	$—

Reorganized Company
Issuance of stock at reorganization at July 31, 2003 (prior to restricted stock award)	$95	$142,405	$—	$—	$—	$142,500
Shares issued on July 31, 2003 for restricted stock award plans	5	7,495	(7,500)	—	—	—
Compensation expense recognized	—	—	1,042	—	—	1,042
Stock option grants	—	1	—	—	—	1
Net loss	—	—	—	(38,930)	—	(38,930)

Balance at December 31, 2003	100	149,901	(6,458)	(38,930)		104,613
Shares issued on August 15, 2004	4	8,545	—	—	—	8,549
Shares issued on September 21, 2004	37	99,660	—	—	—	99,697
Realization of prereorganization deferred tax assets	—	362	—	—	—	362
Restricted stock forfeiture	—	—	60	—	(60)	—
Compensation expense recognized	—	—	1,851	—	—	1,851
Stock option grants	—	3	—	—	—	3
Net income	—	—	—	56,022	—	56,022

Balance at September 30, 2004	$141	$258,471	$(4,547)	$17,092	$(60)	$271,097

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The Company emerged from bankruptcy effective August 1, 2003 (see Note 2), and applied fresh start reporting as of July 31, 2003. As a result, amounts reported in the financial statements for the one month ended July 31, 2003 and for the seven months ended July 31, 2003 relate to the Company prior to its reorganization and the application of fresh start reporting. Amounts for these periods are referred to as being applicable to the “Predecessor Company”. Amounts for periods subsequent to the reorganization of the Company are referred to as being applicable to the “Reorganized Company”. Due to the application of fresh start reporting as of July 31, 2003, amounts reported for the predecessor company and the reorganized company are not comparable and have been separated by a black line in the financial statements.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corp. (WPSC), which are collateralized by a second lien on its tangible and intangible assets (other than our accounts receivable and inventory) and its equity interests in its joint ventures and a third lien on its accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, which are collateralized by a fifth lien on its tangible and intangible assets, its equity interests in its joint ventures, and its accounts receivable and inventory, and 3,410,000 shares of new common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of the plan of reorganization, at which point it ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WP Steel Venture Corporation, a wholly-owned subsidiary of WPC, and is collateralized by a first lien on its tangible and intangible assets (other than accounts receivable and inventory) and its equity interests in its joint ventures and a second lien on its accounts receivable and inventory. WPSC also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WP Steel Venture Corporation and is collateralized by a first lien on its accounts receivable and inventory and a third lien on its other tangible and intangible assets and its equity interests in its joint ventures and pledged stock of its subsidiaries.

•	All of the obligations under the Company’s $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by the Company to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation (PBGC), and the United Steelworkers of America (USWA), with respect to the Company’s separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with its unionized employees represented by the USWA which modified the existing labor agreement to provide for, among other things, future pension arrangements with the USWA and reductions in the Company’s employee-related costs.

•	WPC issued 4,000,000 shares of new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under its labor agreement and an additional 1,000,000 shares of its new common stock constituting 10% thereof to or for the benefit of the Company’s salaried employees.

•	WPC issued 1,590,000 shares of new common stock constituting 15.9% thereof to certain of its creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

monies. As of September 30, 2004, approximately 59,456 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100,000 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, the Company is the plaintiff in a number of preference actions, where it is seeking to recover monies from creditors. The Company does not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

3.	Fresh Start Reporting

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

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

	Pre-Reorganization	Reorganization		Fresh Start		Post-Reorganization
	7/31/2003	Adjustments		Adjustments		7/31/2003
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,382	$—		$—		$7,382
Trade receivables, less allowance for doubtful accounts of $1,916	112,649	(233)		—		112,416
Inventories	164,322	—		(9,658)	[d]	154,664
Prepaid expenses and deferred charges	6,559	12		—		6,571

Total current assets	290,912	(221)		(9,658)		281,033
Investment in affiliated companies	59,982	—		(19,505)	[d]	40,477
Property, plant and equipment less accumulated depreciation	493,514	—		(133,301)	[d]	360,213
Deferred income tax benefits	27,342	(3,860)	[b]	—		23,482
Restricted cash	—	112,000	[a]	—		112,000
Goodwill	—	30,000	[g]	—		30,000
Deferred charges and other assets	8,964	12,844	[g]	9,756	[g]	31,564

Total assets	$880,714	$150,763		$(152,708)		$878,769

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Pre-Reorganization	Reorganization		Fresh Start		Post-Reorganization
	7/31/2003	Adjustments		Adjustments		7/31/2003
	(Dollars in thousands)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade payables	$81,275	$(1,334)	[a]	$—		$79,941
Short-term debt	137,214	(100,299)	[a]	—		36,915
Payroll and employee benefits payable	35,118	32,795	[c]	—		67,913
Accrued federal, state and local taxes	10,054	1,200	[a],[c]	—		11,254
Deferred income tax liabilities	27,342	(3,860)	[a],[c]	—		23,482
Accrued interest and other liabilities	8,026	2,647	[a],[c]	—		10,673
Long-term debt due in one year	43,433	(39,678)	[a],[c],[f]	—		3,755

Total current liabilities	342,462	(108,529)		—		233,933
Long-term debt	11,985	327,863	[a],[c]	—		339,848
Other employee benefit liabilities	17,317	124,981	[c]	—		142,298
Other liabilities	17,150	3,040	[a],[c]	—		20,190
Liabilities subject to compromise	879,455	(879,455)	[c]	—		—

Total liabilities	1,268,369	(532,100)		—		736,269
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock — $.01 Par Value; 10 million shares issued and outstanding	—	100	[c]	—		100
Additional paid-in capital	335,138	149,900	[c],[g]	(335,138)	[d]	149,900
Deferred compensation	—	(7,500)	[e]	—		(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b],[c],[f]	182,430	[d]	—

Total stockholders’ equity (deficit)	(387,655)	682,863		(152,708)		142,500

Total liabilities and stockholders’ equity	$880,714	$150,763		$(152,708)		$878,769

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

[c] Reflects the settlement of liabilities subject to compromise, including the distribution of cash, notes and equity to the pre-petition creditors, the assumption of OPEB and other pre-petition liabilities (capital leases, employee benefits, taxes) and the cancellation of debt income.

[d] Reflects the adjustments to reflect “Fresh Start” reporting. These entries include the write-down of inventories, property, plant and equipment and joint venture interests to their appraised values, elimination of accumulated deficits and additional paid-in capital.

[e] Reflects restricted stock awards for the distribution of employee equity into trust.

[f] Reflects the cancellation of debt as a result of WHX Corporation forgiving its portion of the DIP term loan.

[g] Reflects the pre-funding of VEBA obligations with 4,000,000 shares of the Company’s common stock, an intangible asset related to joint venture supply agreements and goodwill.

4.	New Accounting Standards

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. As allowed by FSP 106-1, the Company elected to defer recognizing the effects of the new legislation. Based on a preliminary assessment and pending issuance of final guidance on determining actuarial equivalence, the Company cannot make a final determination as to whether its prescription drug benefits are actuarially equivalent of drug benefits under Medicare Part D. However, if the Company’s prescription drug benefits are finally determined to be actuarially equivalent to benefits under Medicare Part D, it is estimated that the effect on operations for the quarter and nine months ended September 30, 2004 will not be material.

The Company adopted FASB No. 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (FASB 132-R). FASB 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, FASB 132-R requires public companies to make certain disclosures in their interim financial statements with respect to net periodic pension expense and contributions paid. The Company has provided the required interim disclosures in Note 9 to the condensed consolidated financial statements for their postretirement benefit plan. Due to the immaterial amounts related to the Company’s defined benefit pension plan, disclosure has not been provided.

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

6.	Sale of Scrap

Beginning in the third quarter of 2004, the Company sold all of its internally-generated scrap to a third party pursuant to a long-term scrap supply agreement. The internally-generated scrap sold to the third party is processed and resold to the Company as a part of the total scrap purchased by the Company under the long-term supply agreement. Revenue from the sale of internally-generated scrap to the third party is recorded as a reduction of cost of goods sold in the statement of operations.

7.	Related Party Transactions

The Company owns a 35.7% interest in Wheeling-Nisshin, Inc. and a 50% interest in Ohio Coatings Company, both of which are accounted for using the equity method of accounting. During the quarter and nine months ended September 30, 2004, the Company had sales of $109.5 and $271.7 million to these entities, respectively. During the two months ended September 30, 2003, the Company had sales of $38.6 million to these entities. During the one month ended July 31, 2003, the Company had sales of $23.1 million to these entities. During the seven months ended July 31, 2003, the Company had sales of $164.3 million to these entities. At September 30, 2004 and December 31, 2003, the Company had trade receivables due from these entities of $23.4 million and $15.7 million, respectively, and the Company had trade payables due to these entities of $1.6 million and $4.8 million, respectively. At September 30, 2004, the Company had a loan receivable due from Ohio Coatings Company of $10.2 million bearing interest at approximately 5% per annum. The loan is to be repaid in November 2006.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Stock-Based Compensation
In accordance with the Company’s plan of reorganization, the Company established a restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees as of the effective date of its plan of reorganization. All of the grants made under the plan vest in increments of one-third of the total grant to each individual pro rata over three years.

During the third quarter of 2004, 165,333 shares of restricted common stock vested and 4,000 shares of restricted stock were subject to forfeiture. Restricted stock expense related to the restricted stock awards totaled $0.6 million for the quarter ended September 30, 2004 and $1.85 million for the nine months ended September 30, 2004. These amounts were reflected in shareholders’ equity as a decrease of deferred compensation.

On March 15, 2004, May 14, 2004 and August 15, 2004, respectively, the Company granted stock options for 4,394, 7,801 and 3,996 shares of its common stock to certain directors of the Company at a per share price of $24.04, $13.54 and $26.44, respectively.

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

	Reorganized Company			Predecessor Company
	Quarter	Nine Months	Two Months	One Month	Seven Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,	July 31,
	2004	2004	2003	2003	2003
	(Dollars in thousands, except per share amounts)

Net income (loss)	$35,590	$56,022	$(15,237)	$390,530	$323,431
Add: Stock based compensation expense, net of tax	396	1,186	417	—	—
Less: Total stock-based compensation determined under fair value method for all awards, net of tax	(452)	(1,356)	(417)	—	—

Pro forma net income (loss)	$35,534	$55,852	$(15,237)	$390,530	$323,431

Earnings per share:
Basic as reported	$3.53	$5.78	($1.60)	*	*
Diluted as reported	$3.42	$5.63	($1.60)	*	*
Basic pro forma	$3.52	$5.76	($1.60)	*	*
Diluted pro forma	$3.42	$5.62	($1.60)	*	*

* Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2).

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Post Retirement Benefits Other Than Pensions

Net periodic cost for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents was as follows:

	Reorganized Company			Predecessor Company
	Quarter	Nine Months	Two Months	One Month	Seven Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,	July 31,
	2004	2004	2003	2003	2003
	(Dollars in thousands)

Components of net periodic cost:
Service cost	$733	$2,199	$417	$243	$1,701
Interest cost	1,835	5,505	1,186	1,656	11,586
Amortization of prior service credit	—	—	—	(226)	(1,582)
Recognized actuarial (gain)/loss	286	858	—	(1,452)	(1,770)

Net periodic cost	$2,854	$8,562	$1,603	$221	$9,935

10.	VEBA and Profit Sharing Expense

During the quarter ended September 30, 2004, the Company incurred VEBA and profit sharing expense of $14.8 million. At the sole discretion of the Company, $12.8 million of this amount is subject to satisfaction by the issuance of common stock of the Company during the fourth quarter of 2004. The remaining $2.0 million of this amount will be satisfied in cash, net of pre-funded amounts, during the fourth quarter of 2004.

During the nine months ended September 30, 2004, the Company incurred VEBA and profit sharing expense of $25.6 million. The Company satisfied $8.5 million of this amount by issuing 338,010 shares of common stock during the third quarter of 2004 and satisfied $2.3 million of this amount in cash, net of pre-funded amounts. At the sole discretion of the Company, $12.8 million of this amount is subject to satisfaction by the issuance of common stock of the Company during the fourth quarter of 2004. The remaining $2.0 million of this amount will be satisfied in cash, net of pre-funded amounts, during the fourth quarter of 2004.

11.	Other Income

Other income consisted of the following:

	Quarter	Nine Months	Two Months	One Month	Seven Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,	July 31,
	2004	2004	2003	2003	2003
	(Dollars in thousands)

Equity income from affiliates	$4,422	$10,792	$360	$328	$2,544
Other income	437	1,732	397	54	684

Total	$4,859	$12,524	$757	$382	$3,228

12.	Earnings Per Share

Diluted earnings per share assumes the exercise of stock options and vesting of restricted stock, provided in each case that the effect is dilutive. For the quarter ended September 30, 2004, 16,665 shares of common stock related to stock options and 285,090 shares of common stock related to restricted stock were included in the computation of diluted earnings per share. For the nine months ended September 30, 2004, 13,682 shares of common stock related to stock options and 233,913 shares of common stock related to restricted stock were included in the computation of diluted earnings per share.

Stock options to purchase 3,996 shares of common stock were issued on August 15, 2004 at an exercise price of $26.44 per share. These outstanding stock options were not included in the computation of diluted earnings per

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

share as the option price exceeded the average market price of the common stock for the quarter and nine months ended September 30, 2004.

13.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 98% of inventories are valued using the LIFO method.

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)

Finished products	$23,091	$31,227
In-process	103,744	90,170
Raw materials	34,156	26,808
Other materials and supplies	198	378

	161,189	148,583
LIFO reserve	(10,468)	(1,688)

	$150,721	$146,895

Cost of products sold was reduced by $2.5 million for the quarter and nine months ended September 30, 2004 as the result of the liquidation of LIFO inventories.

14.	Goodwill

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which has been reflected in the financial statements as goodwill. Under provisions of SOP 90-7, any benefit from the utilization of pre-confirmation net operating loss carryforwards and any benefit resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill. For the quarter and nine months ended September 30, 2004, goodwill was reduced by $18.3 and $30.0 million, respectively, representing the estimated benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of the valuation allowance applicable to other deferred tax assets for the periods then ended.

15.	Sale of Common Stock

On September 21, 2004, pursuant to a public offering, we sold 3,719,898 shares of common stock at $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs of $8.2 million, were used to repay $92.7 million due under our revolving credit facility and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

16.	Commitments and Contingencies

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

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through September 30, 2004 could total approximately $2.3 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $1.9 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.3 million related to a July 1991 USEPA consent decree for water

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

discharges to the Ohio River; and (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $1.4 million was spent on these activities in 2002 and an additional $0.4 million in 2003. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company identified the spatial limits of these contaminated sediments and estimate their removal costs at $4.0 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2005.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation workplan, and field activities are scheduled for completion in 2004. Following this investigation, the Company will perform a study to determine possible remedial measures. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.6 million for such remediation measures. However, the field investigation is not completed and the remediation plan has yet to be submitted to the USEPA; therefore the full extent and cost of remediation could be different from current estimates.

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

Capital expenditures for environmental projects totaled $1.9 million for the quarter ended September 30, 2004 and $2.4 million for the nine months ended September 30, 2004. The Company estimates capital expenditures (unadutied) for environmental projects to be $5.4 million for 2004, $12.6 million for 2005 and $12.1 million for 2006. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $14.6 million at September 30, 2004 and $14.7 million at December 31, 2003. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Summarized Combined Financial Information

WPSC is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitles “WPC and Subsidiary Guarantors.”

Prior to the Company’s reorganization in bankruptcy, WPC then a wholly-owned subsidiary of WHX Corporation, a public company, had issued $275 million principal amount 9 1/4% senior notes in a registered exchange offer under the Securities Act of 1933. These notes were fully and unconditionally guaranteed, jointly and severally, by WPC’s then-existing and future operating subsidiaries. As discussed more fully in Note 2 above, the WPC 9 1/4% senior notes were extinguished pursuant to the Company’s plan of reorganization on or about August 1, 2003

CONDENSED CONSOLIDATING BALANCE SHEET Reorganized Company

	September 30, 2004
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entires	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$15,181	$—	$15,181
Trade accounts receivables	—	167,414	—	167,414
Inventories	—	150,721	—	150,721
Other current assets	17	14,212	—	14,229

Total current assets	17	347,528	—	347,545
Intercompany receivables	—	1,160	(1,160)	—
Investments and advances in affiliates	271,332	49,630	(271,332)	49,630
Property, plant and equipment — net	—	458,529	—	458,529
Restricted cash	—	32,218	—	32,218
Other non-current assets	1,129	46,638	—	47,767

Total Assets	$272,478	$935,703	$(272,492)	$935,689

Liabilities and stockholders’ equity
Accounts payable	$—	$63,630	$—	$63,630
Other current liabilities	—	118,874	—	118,874

Total current liabilities	—	182,504	—	182,504
Intercompany payable	1,160	—	(1,160)	—
Long term debt	—	312,381	—	312,381
Other non-current liabilities	221	169,486	—	169,707
Stockholders’ equity	271,097	271,332	(271,332)	271,097

Total Liabilities and Stockholders’ Equity	$272,478	$935,703	$(272,492)	$935,689

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET Reorganized Company

	December 31, 2003
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entires	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$4,767	$—	$4,767
Trade accounts receivables	—	104,025	—	104,025
Inventories	—	146,895	—	146,895
Other current assets	12	11,571	—	11,583

Total current assets	12	267,258	—	267,270
Intercompany receivables	—	495	(495)	—
Investments and advances in affiliates	104,593	42,857	(104,593)	42,857
Property, plant and equipment — net	—	387,765	—	387,765
Restricted cash	—	87,138	—	87,138
Other non-current assets	896	82,960	—	83,856

Total Assets	$105,501	$868,473	$(105,088)	$868,886

Liabilities and stockholders’ equity
Accounts payable	$—	$76,108	$—	$76,108
Other current liabilities	33	183,364	—	183,397

Total current liabilities	33	259,472	—	259,505
Intercompany payable	495	—	(495)	—
Long term debt	—	340,696	—	340,696
Other non-current liabilities	360	163,712	—	164,072
Stockholders’ equity	104,613	104,593	(104,593)	104,613

Total Liabilities and Stockholders’ Equity	$105,501	$868,473	$(105,088)	$868,886

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

     Reorganized Company

	Quarter Ended
	September 30, 2004
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entires	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$401,800	$—	$401,800
Cost of products sold,	—	321,516	—	321,516
Depreciation and amortizaton expense	—	7,756	—	7,756
Selling, administrative and general expense	132	17,616	—	17,748

Operating income (loss)	(132)	54,912	—	54,780
Interest expense	—	(4,392)	—	(4,392)
Other income including equity earnings of affilliates	35,533	4,859	(35,533)	4,859

Income before income taxes	35,401	55,379	(35,533)	55,247
Income tax provision (benefit)	(189)	19,846	—	19,657

Net income	$35,590	$35,533	$(35,533)	$35,590

	Nine Months Ended
	September 30, 2004
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$1,032,127	$—	$1,032,127
Cost of products sold	—	870,405	—	870,405
Depreciation and amortization expense	—	22,957	—	22,957
Selling, administrative and general expense	668	48,375	—	49,043

Operating income (loss)	(668)	90,390	—	89,722
Interest expense	—	(14,669)	—	(14,669)
Other income including equity earnings of affilliates	56,314	12,524	(56,314)	12,524

Income before income taxes	55,646	88,245	(56,314)	87,577
Income tax provision (benefit)	(376)	31,931	—	31,555

Net income	$56,022	$56,314	$(56,314)	$56,022

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

     Reorganized Company

	Two Months Ended
	September 30, 2003
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$159,789	$—	$159,789
Cost of products sold	—	159,314	—	159,314
Depreciation and amortization expense	—	3,568	—	3,568
Selling, administrative and general expense	88	8,916	—	9,004
Reorganization and professional fee expense	—	—	—	—

Operating income (loss)	(88)	(12,009)	—	(12,097)
Interest expense	—	(3,891)	—	(3,891)
Other income including equity earnings of affilliates	(15,149)	787	15,119	757

Income (loss) before income taxes	(15,237)	(15,113)	15,119	(15,231)
Income tax provision (benefit)	—	6	—	6

Net income (loss)	$(15,237)	$(15,119)	$15,119	$(15,237)

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

     Predecessor Company

	One Month Ended
	July 31, 2003
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entires	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$81,298	$—	$81,298
Cost of products sold	—	76,877	—	76,877
Depreciation and amortization expense	—	6,095	—	6,095
Selling, administrative and general expense	34	4,614	—	4,648
Reorganization and professional fee expense	—	1,995	—	1,995

Operating income (loss)	(34)	(8,283)	—	(8,317)
Reorganization income (expense)
Fresh start adjustments	—	(152,708)	—	(152,708)
Gain on discharge of debt	—	557,541	—	557,541
Other reorganization entries	—	(4,918)	—	(4,918)
Interest expense	—	(2,044)	582	(1,462)
Other income including equity earnings of affilliates	390,552	964	(391,134)	382

Income (loss) before income taxes	390,518	390,552	(390,552)	390,518
Income tax provision (benefit)	(12)	—	—	(12)

Net income (loss)	$390,530	$390,552	$(390,552)	$390,530

	Seven Months Ended
	July 31, 2003
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entires	Consolidated
	(Dollars in thousands)
Income Data
Net sales	$—	$570,439	$—	$570,439
Cost of products sold	(7,982)	571,814	—	563,832
Depreciation and amortization expense	—	39,889	—	39,889
Selling, administrative and general expense	242	29,664	—	29,906
Reorganization and professional fee expense	—	8,140	—	8,140

Operating income (loss)	7,740	(79,068)	—	(71,328)
Reorganization income (expense)
Fresh start adjustments	—	(152,708)	—	(152,708)
Gain on discharge of debt	—	557,541	—	557,541
Other reorganization entries	(211)	(4,547)	—	(4,758)
Interest expense	—	(12,677)	3,492	(9,185)
Other income including equity earnings of affilliates	319,540	1,705	(318,017)	3,228

Income (loss) before income taxes	327,069	310,246	(314,525)	322,790
Income tax provision (benefit)	3,638	(4,279)	—	(641)

Net income (loss)	$323,431	$314,525	$(314,525)	$323,431

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Reorganized Company

	Nine Months Ended
	September 30, 2004
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$27,194	$—	$27,194

Investing activities:
Capital expenditures	—	(93,053)	—	(93,053)
Construction of equipment using restricted cash	—	54,920		54,920
Other	(99,697)	100,933	—	1,236

Net cash used in investing activities	(99,697)	62,800	—	(36,897)

Financing activities:
Net borrowings	—	(79,303)	—	(79,303)
Book overdraft	—	(277)	—	(277)
Issuance of common stock	99,697	—	—	99,697

Net cash provided by financing activities	99,697	(79,580)	—	20,117

Net change in cash and cash equivalents	—	10,414	—	10,414
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$15,181	$—	$15,181

	Two Months Ended
	September 30, 2003
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
	(Dollars in thousands)
Net cash used in operating activities	$(8)	$(32,876)	$—	$(32,884)

Investing activities:
Capital expenditures	—	(12,044)	—	(12,044)
Construction of equipment using restricted cash	—	10,012		10,012
Other	—	—	—	—

Net cash used in investing activities	—	(2,032)	—	(2,032)

Financing activities:
Net borrowings	—	35,534	—	35,534
Book overdraft	—	1,122	—	1,122

Net cash provided by financing activities	—	36,656	—	36,656

Net change in cash and cash equivalents	(8)	1,748	—	1,740
Cash and cash equivalents at beginning of period	52	7,330	—	7,382

Cash and cash equivalents at end of period	$44	$9,078	$—	$9,122

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Predecessor Company

	Seven Months Ended
	July 31, 2003
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$(115,882)	$116,069	$—	$187

Investing activities:
Capital expenditures	—	(2,866)	—	(2,866)
Other	(102,485)	103,286	—	801

Net cash used in investing activities	(102,485)	100,420	—	(2,065)

Financing activities:
Net borrowings	—	390	—	390
Book overdraft	—	327	—	327
Other	218,382	(218,382)	—	—

Net cash used in financing activities	218,382	(217,665)	—	717

Net change in cash and cash equivalents	15	(1,176)	—	(1,161)
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$52	$7,330	$—	$7,382

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. Beginning in 1998 and continuing through 2000, record high levels of foreign steel imports as well as a general overcapacity in worldwide steel production caused a marked deterioration of steel prices, resulting in huge losses and substantial harm to the domestic steel industry. This record high level of foreign steel imports over a three year period, coupled with the indebtedness we incurred as a result of a ten-month work stoppage which ended in August 1997, and approximately $200 million of capital expenditures used to modernize our facilities to increase quality, efficiency, safety and environmental conditions, resulted in substantial losses and the severe erosion of our financial position and liquidity. These losses and erosion of liquidity continued to occur notwithstanding increases in operating efficiencies resulting from the modernization of our facilities, various cost saving measures and the elimination of 20% of our hourly workforce negotiated in 1997, ultimately resulting in our filing for relief under Chapter 11 of the US Bankruptcy Code, as described below under the heading “Reorganization”.

Over the past nine months, several factors, including an overall increase in the demand for steel, particularly in China and other countries, higher raw material input costs and a continuing weak US dollar have resulted in substantial increases in steel selling prices in the United States. The cost to produce steel has also increased, principally due to an increase in the cost of raw materials, in particular scrap, coal, coke and natural gas. The net result has had a favorable impact on our operating results and those of most other domestic steel producers.

We are in the process of constructing an electric arc furnace (EAF) that will transform our operations from an integrated producer to a hybrid producer of steel, with characteristics of both an integrated producer and a mini-mill. Construction of the EAF remains on schedule and is nearing completion. On October 1, 2004, our new ladle metallurgy furnace (LMF) completed its first heat. Startup of the LMF required major components of the EAF to be operational, including the electrical substation, the water treatment facility and the baghouse, as well as ladle cars. Each of these systems will be used by both the LMF and EAF. We are expecting to produce the first heat with the EAF in November and begin ramping-up production thereafter.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

REORGANIZATON

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America (USWA) which modified our existing labor agreement to provide for, among other things, future pension arrangements with the United Steelworkers of America and reductions in our employee-related costs.

•	WPC issued 4,000,000 shares of its new common stock constituting 40% thereof for the benefit of the USWA retirees in satisfaction of certain claims under our labor agreement and an additional 1,000,000 shares of its new common stock constituting 10% thereof to or for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of September 30, 2004, approximately 59,456 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100,000 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Environmental and legal contingencies

We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revise the amounts recorded in the period in which changes in estimate occur. Conclusions regarding exposure are developed in consultation with legal and environmental counsel.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The consolidated financial statements from and after the effective date of our plan of reorganization, August 1, 2003, are those of a new reporting entity (the “Reorganized Company”) and are not comparable to the pre-confirmation periods of the old reporting entity (the “Predecessor Company”).

Quarter ended September 30, 2004 — “Reorganized Company”

Net sales for the quarter ended September 30, 2004 totaled $401.8 million on shipments of steel products totaling 535,575 tons. Steel prices averaged $750 per ton for the quarter, which included an average of $98 per ton relating to surcharges. Steel prices increased 16% over the prior quarter, of which 3% related to surcharge increases. Steel prices were up, in general, due to continuing strong global demand for steel and a general improvement in economic conditions in the United States. The average steel price per ton reflects a mix that includes 73.5% value-added products.

Cost of goods sold totaled $321.5 million for the quarter. Cost of goods sold averaged $600 per ton shipped for the quarter. Cost of goods sold increased by $28.7 million over the second quarter. The increase in cost of goods sold as compared to the second quarter was principally due to higher raw material costs of $13.7 million, higher operating costs of $15.4 million and higher VEBA and profit sharing costs of $3.8 million, offset by slightly lower volume and mix of $4.5 million. Raw material costs were impacted by higher freight costs due to the closure of a lock on the Ohio River in August 2004. Operating costs were impacted by costs associated with preparing for the planned hot strip mill outage and costs related to measures taken to mitigate the effects of flooding on the Ohio River in September 2004. VEBA expense was reduced by a non-recurring $5.0 million item resulting from an agreement with the USWA authorizing the VEBA trust to sell certain shares of our common stock, with proceeds from the sale in excess of a pre-determined amount reducing current VEBA expense. The raw steel production operating rate during the quarter was 93.2% as compared to 97.9% for the second quarter for the reasons noted above.

Depreciation and amortization expense totaled $7.8 million for the quarter on average fixed assets of $474.1 million. Fixed assets were recorded at fair value as part of the reorganization.

Selling, administrative and general expense totaled $17.7 million for the quarter.

Interest expense totaled $4.4 million for the quarter. Long-term debt averaged $343.9 million during the quarter and borrowings under the revolving credit facility ranged from $0 to $102.6 million during the quarter. Interest expense also includes amortization of capitalized finance costs.

Other income totaled $4.9 million for the quarter, principally reflecting equity earnings from joint ventures.

Net income for the quarter ended September 30, 2004 totaled $35.6 million, or $3.53 earnings per basic share and $3.42 earnings per diluted share.

Nine months ended September 30, 2004 — “Reorganized Company”

Net sales for the nine months ended September 30, 2004 totaled $1,032.1 million on shipments of steel products totaling 1,622,750 tons. Steel prices averaged $636 per ton during the period, which included an average of $71 per ton relating to surcharges. Steel prices increased 45% over average steel prices for the fourth quarter of 2003, of which 16% related to surcharge increases. The average steel price per ton reflects a mix that includes 73.3% value-added products.

Cost of goods sold totaled $870.4 million for the period. Cost of goods sold averaged $536 per ton shipped, an increase of 23% over costs incurred in the fourth quarter of 2003. The increase in cost of goods sold is principally due to higher raw material costs, higher maintenance costs and higher VEBA and profit sharing costs. Cost of goods sold was reduced by $2.8 million during the period resulting from the settlement of pre-petition insurance litigation

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and by a $5.0 million non-recurring VEBA expense reduction item. The raw steel production operating rate during the period was 94.4%.

Depreciation and amortization expense totaled $23.0 million for the period on average fixed assets of $442.0 million. Fixed assets were recorded at fair value as part of the reorganization.

Selling, administrative and general expense totaled $49.0 million for the period.

Interest expense totaled $14.7 million for the period. Long-term debt averaged $343.0 million during the period and borrowings under the revolving credit facility ranged from $0 to $102.6 million. Interest expense also includes amortization of capitalized finance costs.

Other income totaled $12.5 million for the period, principally reflecting equity earnings of joint ventures.

Net income for the nine months ended September 30, 2004 totaled $56.0 million, or $5.78 earnings per basic share and $5.63 earnings per diluted share.

Two months ended September 30, 2003 — “Reorganized Company”

Net sales for the two months ended September 30, 2003 totaled $159.8 million on shipments of steel products totaling 370,726 tons. Steel prices averaged $431 per ton. The average steel price per ton reflects a mix that includes 71.8% valued-added products.

Cost of goods sold totaled $159.3 million for the period. Cost of goods sold averaged $430 per ton shipped. The raw steel production operating rate during the period was 98.9%.

Depreciation expense totaled $3.6 million for the period on average fixed assets of $362.9 million. Fixed assets were recorded at fair value as part of the reorganization.

Selling, administrative and general expense totaled $9.0 million for the period.

Interest expense totaled $3.9 million for the period. Long-term debt averaged $343.2 million during the period and the revolving credit facility ranged from $50.7 million to $92.6 million. Interest expense also includes amortization of capitalized finance costs.

Other income totaled $0.8 million for the period, principally reflecting equity earnings of joint ventures.

Net loss for the two months ended September 30, 2003 totaled $15.2 million. Prior to reorganization, we were a wholly-owned subsidiary of WHX Corporation.

One month ended July 31, 2003 — “Predecessor Company”

Net sales for the month ended July 31, 2003 totaled $81.3 million on shipments of steel products totaling 188,546 tons. Steel prices averaged $431 per ton. The average steel price per ton reflects a mix that includes 73.4% value-added products.

Cost of goods sold totaled $76.9 million for the period. Cost of goods sold averaged $408 per ton shipped. The raw steel production operating rate during the period was 100.3%.

Depreciation expense totaled $6.1 million for the period on average fixed assets, before revaluation, of $1,248.9 million.

Selling, administrative and general expense totaled $4.6 million.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reorganization and professional fees related to the bankruptcy totaled $2.0 million. Non-recurring gains totaled $399.9 million for the one month ended July 31, 2003 as a result of our emergence from bankruptcy as of August 1, 2003. The $557.5 million gain on discharge of debt reflected pre-petition liabilities in excess of distributions made pursuant to our plan or reorganization. The $152.7 million fair value adjustment primarily reflected the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.9 million.

Interest expense totaled $1.5 million for the period, which primarily reflected interest on the revolving credit facility.

Other income totaled $3.2 million for the period, principally equity earnings of joint ventures.

Net income for the month ended July 31, 2003 totaled $390.5 million.

Seven months ended July 31, 2003 — “Predecessor Company”

Net sales for the seven-month period ended July 31, 2003 totaled $570.4 million on shipments of steel products totaling 1,305,046 tons. Steel prices averaged $437 per ton. The average steel price per ton reflects a mix that includes 71.2% value-added products.

Cost of goods sold for the seven-month period totaled $563.8 million. Cost of goods sold average $432 per ton shipped. The raw steel production operating rate during the seven-month period was 93.7% of capacity.

Depreciation expense for the seven-month period totaled $39.9 million on average fixed assets, before revaluation, of $1,248.3 million.

Selling, administrative and general expense for the seven-month period totaled $29.9 million.

Reorganization and professional fee expense totaled $8.1 million for the seven-month period. Non-recurring gains totaled $400.1 million for the seven-month period as a result of the Company’s emergence from bankruptcy as of July 31, 2003. The $557.5 million gain on discharge of debt reflects pre-petition liabilities in excess of distributions made pursuant to our plan or reorganization. The $152.7 million fair value adjustment primarily reflects the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.7 million.

Interest expense for the seven-month period totaled $9.2 million, which primarily reflected interest on the revolving credit facility.

Net income for the seven-month period ended July 31, 2003 totaled $323.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from Chapter 11 bankruptcy proceedings, our primary sources of liquidity have been term loans under our $250 million senior secured term loan facility, revolving credit loans under our $225 million senior secured revolving credit facility, and a $10 million unsecured loan from WHX Corporation, which was subsequently sold by WHX to a third party. We used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization.

Our revolving credit agreement facility requires us to maintain borrowing availability of at least $50 million through December 31, 2004. After December 31, 2004, we will be required to maintain borrowing availability of at least $25 million under the facility. Under the terms of our amended term loan agreement, we are also limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.

On September 21, 2004, pursuant to a public offering, we sold 3,719,898 shares of common stock at $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs of $8.2 million, were used

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

to repay $92.7 million due under our revolving credit facility and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

As of September 30, 2004, we had the following amounts available for our working capital and planned capital expenditures: cash and cash equivalents of $15.2 million; $32.2 million of restricted cash for construction of the electric arc furnace and for other capital expenditures; and $137.4 million of availability under our revolving credit facility, after giving effect to required reserves, outstanding letters of credit and the $150 million maximum availability limitation under the facility, as discussed more fully below.

For the nine months ended September 30, 2004, we generated cash flow from operating activities of $27.2 million. Considering our liquidity position as of September 30, 2004 noted above and provided that business conditions do not deteriorate significantly, we anticipate being able to maintain $50 million of required availability under our revolving credit agreement and to fund our debt service obligations and other contractual obligations without the need for additional financing.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

$250 million term loan agreement

In connection with our plan of reorganization, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, or the Steel Board, and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to reoffer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to reoffer certain tranches of the term loan. If the agent does not reoffer such tranches, we must pay the agent an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008. Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 2.8% at September 30, 2004. The term loan is to be repaid beginning in the fourth quarter of 2004 in quarterly installments of $6.25 million with a final payment to the agent of $150 million due on August 1, 2008 if such loan is not reoffered.

Under the original terms of our term loan agreement, we were required to prepay an amount equal to 50% of the net cash proceeds (as defined in the term loan agreement) from any issuance or sale of our capital stock and to apply such net cash proceeds to remaining installments in inverse order of maturity. In June 2004, we entered into an amendment and waiver to our term loan agreement to eliminate these prepayment requirements with respect to any issuance or sale of our capital stock on or before January 31, 2005. Specifically, the amendment and waiver provided that the net cash proceeds from the sale of our common stock in any offering on or before January 31, 2005 will be applied first to repay any outstanding principal borrowing under our revolving credit facility without reducing the commitment amount (excluding any letters of credit then outstanding), second, to the extent of any excess, to fund up to $35 million in capital expenditures and third, to the extent of any then-remaining excess, to repay principal amounts outstanding under our term loan agreement, with such repayments applied pro rata across all three term loan tranches and pro rata against each scheduled maturity within each tranche. All proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. Additionally, the terms of the amendment and waiver exclude from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery. The $85 million for the No. 8 coke battery and up to $35 million to be held in the segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limits us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provides for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $209.2 million in principal amount is outstanding. On September 21, 2004, we sold 3,719,898 shares of common stock at $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs of $8.2 million, were used to repay $92.7 million due under our revolving credit facility and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

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

Our term loan agreement also specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply commencing with the first quarter of 2005. These financial covenants do not apply prior to that date as long as we maintain minimum availability under our revolving credit facility of at least $50 million through December 31, 2004. Whether we will be able to meet such covenants will substantially depend on our performance and the market conditions in the steel industry at the time we are required to comply with such covenants.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements. Under our term loan agreement, we are permitted to incur capital expenditures with respect to certain specified projects up to specified maximum amounts, including the electric arc furnace, an automatic roll changer system at our Mingo Junction facility, and Allenport cold mill improvements. In addition, the amendment and waiver permits us to incur capital expenditures with respect to the rebuild of the No. 8 coke battery in an amount not to exceed $85 million. We are further permitted to incur additional expenses for capital improvements for other projects in amounts not to exceed in the aggregate specified maximums for each calendar year, ranging from $33.9 million to $44 million.

$225 million revolving credit facility

In connection with our plan of reorganization, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The facility matures on August 1, 2006. The blended rate of interest was approximately 4.7% at September 30, 2004. At September 30, 2004, we had no borrowings under the revolving credit facility and had $137.4 million of availability, after giving effect to required reserves, outstanding letters of credit and the a $150 million maximum availability limitation under the facility. We are subject to, and are currently in compliance with, various covenants set forth in the revolving credit agreement, which are substantially similar to those contained in the term loan agreement, as amended, as described above. Under the terms of our amended term loan agreement, we are limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.

Similar to the term loan agreement, we negotiated an amendment to our revolving credit facility. Under the amendment, all proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. The amendment also permits us to incur an additional $85 million in capital expenditures toward the rebuild of the No. 8 coke battery. Of the $85 million available for the No. 8 coke battery, only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery and up to $35 million to be held in a segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio. On September 21, 2004, we sold 3,719,898 shares of common stock at $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs of $8.2 million, were used to repay $92.7 million due under our revolving credit facility and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, Inc. and OCC and Feralloy-Wheeling Specialty Processing Co., that are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin, Inc. and OCC and we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS

In connection with the implementation of our plan of reorganization, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

(1)	Modification and assumption agreement between WPSC and Danieli Corporation. This agreement modifies an agreement between WPSC and Danieli Corporation, dated July 6, 2000, pursuant to which WPSC agreed to purchase from Danieli Corporation certain roll-changing equipment. Under the original agreement, WPSC owed approximately $7.36 million to Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Steel Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $96,000 has been paid and the balance of which is to be paid in progress payments as work on the automatic roll changers project is completed, expected in 2005) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum.

(3)	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC has entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 4.564% per annum.

(4)	Agreement among WPSC, Itabira Rio Doce Company, Ltd. and Rio Doce Limited. This agreement provides for repayment, in equal monthly installments over a period not to exceed eighteen months from May 1, 2003, of WPSC’s $5.1 million deferred payment obligation under a certain iron ore sales agreement dated October 1, 2001. As of September 30, 2004, $0.3 million remained outstanding under this obligation.

In addition, we have ongoing obligations under our labor agreement with the USWA. Effective May 31, 2004, USWA wage rates increased by approximately 5.8%. In addition, a 12% temporary wage reduction that had been in effect since May 2003 was eliminated. We also increased wages for our salaried employees by 5% effective June 1, 2004. All of the obligations referenced in this section, except for the increase in wage rates, are included in the table of contractual commitments set forth below.

CONTRACTURAL COMMITMENTS

As of September 30, 2004, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

Contractual Payments Due

			2004 (from
	Total		September 30)		2005 to 2006		2007 to 2008		Thereafter
	(Dollars in millions)
Long-Term Debt (1)	407.2		$16.1	(2)	$86.6	(3)	$220.0	(4)	$84.5	(5)
Capital Leases	10.0		0.3		2.4		1.8		5.5
Operating Leases:
Long Term	9.3		0.4		3.5		3.6		1.8
Month to Month	44.7		2.1		17.0		17.0		8.6
Other Long Term Liabilities:
OPEB	100.2	(6)	1.4		7.6		9.4		—
Severance	17.1	(7)	2.6		11.7		2.3		0.5
Coal Miner Retiree Medical	2.9		—		0.4		0.4		2.1
Worker’s Compensation	20.2	(8)	1.3		10.1		8.8		—
Purchase Commitments:
Oxygen Supply	73.2	(9)	1.8		14.4		14.4		42.6
Electricity	116.3	(10)	2.3		19.6		22.1		72.3
Coal	64.2	(11)	4.8		39.6		19.8		—
Other	0.3		0.3		—		—		—
Capital Commitments	19.2	(12)	16.8		2.4		—		—

Total Contractual Obligations	$884.8		$50.2		$215.3		$319.6		$217.9

(1)	The interest rate associated with the term loan is a floating rate. Interest payment projections in respect of the term loan assume that the interest rate for 2004 will be 4% per annum and will increase by 0.5% each year thereafter.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	Includes interest payment obligations for the remainder of 2004 of approximately: $2.5 million in respect of the term loan; $0.8 million in respect of the Series A notes and the Series B notes; $153,000 in respect of the WHX note; no interest payments are due on the loan agreement with the State of West Virginia; $37,500 in respect of the loan modification agreement with the Ohio Department of Development; and $22,500 in respect of the modification and assumption agreement with Danieli Corporation.

(3)	Includes aggregate interest payment obligations for years 2005 and 2006 of approximately: $21.0 million in respect of the term loan; $6.5 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $100,000 in respect of the loan modification agreement with the Ohio Department of Development; $107,000 in respect of the modification and assumption agreement with Danieli Corporation; and $283,000 in respect of a 5-year, $3.0 million loan agreement with Junction Industries which bears interest at 7% per annum.

(4)	Includes aggregate interest payment obligations for years 2007 and 2008 of approximately: $15.9 million in respect of the term loan; $7.0 million in respect of the Series A notes and the Series B notes; $1.2 million in respect of the WHX note; $611,000 in respect of the loan agreement with the State of West Virginia; $5,000 in respect of the modification and assumption agreement with Danieli Corporation; and $113,000 in respect of a 5-year loan agreement with Junction Industries.

(5)	Includes aggregate interest payment obligations of approximately: $10.5 million in respect of the Series A notes and the Series B notes; and $1.6 million in respect of the WHX not and $19,000 in respect of a 5-year loan agreement with Junction Industries.

(6)	Represents the estimated present value of our liability as of September 30, 2004. Amounts included for 2004 through 2008 reflect our current estimate of corporate cash outflows and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2008.

(7)	Amount represents payments under buyout program. 650 Bargaining employees elected buyouts that extend through 2010.

(8)	Amount represents the present value of our liability as of September 30, 2004. Amounts included for 2004 through 2008 and thereafter reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information and anticipates payment of approximately $5.1 million per year.

(9)	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $9.3 million in 2003, $7.0 million in 2002 and $7.5 million in 2001.

(10)	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $8.8 million in 2003, $13.8 million in 2002 and $14.6 million in 2001. If the Company elects to terminate the contract early, a maximum termination payment of $37.0 million would be required.

(11)	In 2004,we amended its take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a collar. Payments for deliveries of coal totaled $11.8 million in 2003, $16.4 million in 2002 and $7.3 million in 2001. If we elect to terminate the contract, a maximum termination payment of $37.4 million would be required

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(12)	In June 2003, we entered into an agreement for the supply of equipment and services with Junction Industries, Inc., pursuant to which Junction Industries has agreed to provide equipment and services to design, engineer, procure, fabricate, and assist us in the installation, commissioning, start-up and testing of one 250-ton (tap weight) electric arc furnace, one Consteel scrap conveyor system, ladle metallurgy furnace, baghouse and certain other associated equipment for incorporation into the electric arc furnace melt shop. The total cost of the electric arc furnace is expected to be $114.9 million. As of September 30, 2004, capital commitments remaining under the project total $19.2 million, not including $5.0 million in retained construction payments..

Planned capital expenditures

Our planned capital expenditures for the three-year period 2004 through 2006 total approximately $309.1 million, and include, but are not limited to, the following capital expenditure projects:

•	$88.0 million remaining, as of January 1, 2004, for construction of the electric arc furnace, scheduled for completion in the fourth quarter of 2004. At September 30, 2004, there were $19.2 million in remaining capital commitments, not including $5.0 million of retained construction payments, both of which are substantially pre-funded through a restricted cash account;

•	$85.0 million toward completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is expected to begin in 2005 and be completed in late 2006;

•	$15.9 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2005; and

•	$10.3 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.

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

During the nine months ended September 30, 2004, we spent approximately $93.1 million on planned capital expenditures.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2004, we incurred aggregate contribution obligations under the VEBA trust and the profit sharing plans of $37.7 million. Of this amount, $3.3 million is subject to settlement in cash ($1.8 million of which was paid in August 2004) and $21.3 million is subject to settlement in cash or common stock at our sole discretion ($8.5 million of which was settled in common stock in August 2004). The remaining $13.1 million of the contribution obligation incurred during the nine months ended September 30, 2004 was previously funded to the VEBA trust in the form of cash and common stock contributions. We are unable to determine our contribution obligations for subsequent quarters until such time as the financial results for such periods become available.

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

During the nine months ended September 30, 2004, variable contributions of $21.2 million were incurred. Of this amount, $3.3 million is subject to settlement in cash ($1.8 million of which was paid in August 2004) and $4.8 million is subject to settlement in cash or common stock at our sole discretion ($2.4 million of which was settled in common stock in August 2004). The remaining portion of the variable contribution was previously funded to the VEBA trust in the form of cash and common stock contributions.

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

Previously, we contributed $3.0 million, in cash, to the VEBA trust toward satisfaction of the Initial Funding Obligation. In March 2004, we agreed with the USWA to satisfy the Initial Funding Obligation, as follows:

•	the trustee was authorized to sell up to 400,000 of the Initial Shares, at its discretion;

•	the proceeds of the sale of 400,000 of the Initial Shares, not to exceed $6.3 million, and the $3.0 million cash contribution previously made will be credited, over a limited period of time, against future Variable

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to a Stock Transfer Restriction and Voting Agreement, the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. During the first two years, the VEBA trust is not permitted to sell any of the Initial Shares without our authorization unless it holds, at the time of such sale, fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. As described above, we authorized the disposition of 400,000 shares of our common stock held by the VEBA trust in satisfaction of certain funding obligations with respect to the trust (all of which had been disposed by the VEBA trust as of September 30, 2004). In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.

Profit sharing plans

Pursuant to the collective bargaining agreement with the USWA, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USWA employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. The profit sharing pool will be divided among all employees on the basis of hours attributed to each employee within each quarter. We have the discretion to make future payments, if any, in cash or in WPC common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made..During nine months ended September 30, 2004, we incurred a profit sharing obligation under this plan of $12.9. This amount is subject to settlement in cash or in common stock at our sole discretion, $4.8 million of which was settled in common stock in August 2004. In addition, we have adopted a profit sharing plan for salaried employees under which we have an obligation to make quarterly profit sharing payments to or for the benefit of our salaried employees in an amount equal to 4.19% of our

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the plan. The profit sharing pool will be divided among all salaried employees, excluding officers.

During the nine months ended September 30, 2004, a profit sharing obligation of $3.6 million was incurred under this plan. This amount is subject to settlement in cash or common stock at our sole discretion, of which $1.3 million was settled in common stock in August 2004. Under the terms of the plan, we must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the company stock fund (as defined in the plan) under our salaried 401(k) savings plan, which restricts participants from making dispositions of our common stock out of the fund for a period of 24 months following any contribution other than distributions following termination of employment, or the death or disability of the participant. All profit sharing payments that become due are considered 100% vested when made.

NEW ACCOUNTING STANDARDS

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. As allowed by FSP 106-1, the Company elected to defer recognizing the effects of the new legislation. Based on a preliminary assessment and pending issuance of final guidance on determining actuarial equivalence, the Company cannot make a final determination as to whether its prescription drug benefits are actuarially equivalent of drug benefits under Medicare Part D. However, if the Company’s prescription drug benefits are finally determined to be actuarially equivalent to benefits under Medicare Part D, it is estimated that the effect on operations for the quarter and nine months ended September 30, 2004 will not be material.

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

Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. Pursuant to our plan of reorganization, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into new credit facilities. Under those credit facilities, at September 30, 2004, we had outstanding $87.3 million aggregate principal amount of debt under fixed-rate instruments and $256.5 million aggregate principal amount of debt under variable-rate instruments. Since our portfolio of debt is comprised primarily of variable-rate instruments, the fair value of the debt is relatively insensitive to the effects of interest rate fluctuations. However, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $2.6 million.

Credit risk

Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counter-parties.

Foreign currency exchange risk

Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 4 - Controls and Procedures

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

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Environmental Proceedings

On October 14, 2004, the West Virginia Department of Environmental Protection (WVDEP) requested that the Company enter into a consent decree related to alleged noncompliance with the air emissions permit for the Company’s coke producing facility in Follansbee, West Virginia. The Company has entered into negotiations with WVDEP on this matter and based on the parameters of current negotiations, the Company does not anticipate that the ultimate settlement will have a material effect on the operations, financial condition or cash flows of the Company.

Item 4 - Submission of Matters to a Vote of Securities Holders

(a)	The Company’s Annual Meeting of Stockholders was held on August 5, 2004, at the Hyatt Regency Pittsburgh International Airport, 1111 Airport Boulevard, Pittsburgh, Pennsylvania 15231.
(b)	At such Annual Meeting, the holders of the Company’s common stock elected the following nominees for director for a one-year term ending at the 2005 Annual Meeting:

Nominee	Total Votes For	Total Votes Withheld
Paul J. Mooney	7,241,674	1,336,352
Alicia H. Munnell	6,019,229	2,558,797
Lynn R. Williams	7,236,413	1,341,613

Item 6 – Exhibits and Reports of Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certificate of James G. Bradley, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of James G. Bradley, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Paul J. Mooney, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K under item 12 on August 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

	/s/	Paul J. Mooney

Paul J. Mooney
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: November 9, 2004