Form 10-K
period 2004-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2005-03-14
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 000-50300

WHEELING-PITTSBURGH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	55-0309927
(State of Incorporation) 1134 Market Street, Wheeling, WV	(I.R.S. Employer Identification No.) 26003
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (304) 234-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 per value per share
(Title of Class)

Rights to Purchase Series A Junior Participating Preferred Stock
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $116 million. Shares of common stock held by the United Steelworkers’ of America Voluntary Employee Benefits Association and by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The registrant had 14,434,715 shares of its common stock, par value $0.01 per share, issued and outstanding as of February 28, 2005.

Documents Incorporated by Reference: None

PAGE
PART I.

Item 1. Business	2
Item 2. Properties	19
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	21

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6. Selected Financial Data	23
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	25
Item 7A. Quantitative and Qualitative Disclosures about Market Risks	40
Item 8. Financial Statements and Supplementary Data	41
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A. Controls and Procedures	79
Item 9B. Other Information	79

PART III.

Item 10. Directors and Executives Officers of the Registrant	80
Item 11. Executive Compensation	85
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13. Certain Relationships and Related Transactions	91
Item 14. Principal Accountant Fees and Services	92

PART IV.

Item 15. Exhibits and Financial Statement Schedules	93

Signatures	96
EXHIBIT 3.1(A)
EXHIBIT 3.1 (B)
EXHIBIT 10.13 (A)
EXHIBIT 10.13 (B)
EXHIBIT 10.13 (C)
EXHIBIT 10.13 (D)
EXHIBIT 10.13 (E)
EXHIBIT 10.13 (F)
EXHIBIT 10.13 (G)
EXHIBIT 10.13 (H)
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1. BUSINESS

Overview
Wheeling-Pittsburgh Corporation (WPC) is a Delaware holding company that, together with its several subsidiaries and joint ventures, produces steel and steel products using both integrated and electric arc furnace technology. WPC sold 2.1 million tons of steel and steel products in 2004. Our principal operating subsidiary is Wheeling-Pittsburgh Steel Corporation (WPSC), a Delaware corporation, whose headquarters is located in Wheeling, West Virginia. WPC was organized as a Delaware corporation on June 27, 1920 under the name Wheeling Steel Corporation.

Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, tin and zinc coated products and fabricated products. Higher value-added products comprised more than 69% of our shipments in 2004. In addition, we produce semi-finished steel products and hot rolled steel products. We market a mix of products to a wide range of customers and end markets including the construction, container, and appliance industries, and to steel service centers, converters and processors.

Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products including construction and bridge decking, corrugated roofing and siding, and painted coil for the construction, agricultural and highway industries. WCC products represented 19.2% of our steel tonnage shipped in 2004. WPSC also has ownership interests in two joint ventures, Wheeling-Nisshin, Inc. (Wheeling -Nisshin) and Ohio Coatings Company (OCC), which consumed 30.7% of our steel tonnage shipped in 2004, representing 26.2% of our 2004 net sales. These joint ventures produce value-added steel products including aluminized and galvanized sheet, and tin coated products for the container, construction and service center markets.

Prior to August 1, 2003, Wheeling-Pittsburgh Corporation (WPC) was a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, WPC and its then-existing wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code, and emerged from bankruptcy on August 1, 2003. For a detailed discussion of the reorganization, refer to Note 2 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

Recent Developments
On September 21, 2004, we completed a public stock offering of 3,719,898 shares of our common stock at an offering price of $29 per share. Net proceeds from the sale of $99.7 million were used to repay all amounts outstanding under our revolving credit agreement and to fund a restricted cash account for future capital expenditures.

In November 2004, we completed construction of our electric arc furnace (EAF) with the EAF producing its first heat on November 28, 2004. The EAF achieved 50% capacity with a cold metallic charge in the second full month of operations. The EAF is expected to be operating at 75% of capacity by May 2005 and at full capacity by the fourth quarter of 2005. Steel production from the EAF, along with the idling of one of our two blast furnaces, will transform our operations from an integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and a mini-mill. This transformation will provide flexibility in our steel making process by enabling us to use the EAF on its own or in conjunction with our remaining blast furnace and basic oxygen furnace (BOF). The EAF has a continuous scrap feed, or Consteel®, and is differentiated from most mini-mills in that it has the ability to receive liquid iron as an alternative metallic input to more conventional steel scrap charged materials, enabling us to optimize our raw material input costs. Consteel® is the process of continuously feeding and pre-heating the metallic scrap charge to the EAF. The EAF will also reduce our requirements for coke as a raw material input. In June 2004, we entered into a long-term scrap supply agreement designed to provide us with an adequate and reliable source of scrap for our EAF operations. The EAF has several additional advantages over integrated steel production including lower capital expenditures for construction of facilities, a more variable cost structure and limited ongoing capital requirements to sustain operations. We expect to be able to maintain existing quality levels across our full range of products while using the EAF in our steel making process. We believe that the EAF has an annual production capacity of up to 2.5 million tons of liquid steel, depending on the mix of hot metal and scrap inputs. The flexibility of using various operating configurations of the EAF and BOF to maximize steel production is expected to enable us to produce 2.8 million tons of steel slabs annually and manage our cost structure more efficiently.

On December 23, 2004, WPSC entered into a Letter of Intent with Severstal North America, Inc. Under the non-binding terms of the letter of intent, WPSC and Several North America, Inc. agreed to form a Delaware limited liability company for the production of coke and coke related products. As part of the proposed project, WPSC is expected to contribute its coke producing batteries, certain related facilities and assets located at its facility in Follansbee, West Virginia and $20 million to the limited liability company. Severstal North America, Inc. is expected to make cash contributions in the amount of $140 million to the limited liability company over three years, which would be used to substantially rebuild the coke batteries. After all contributions are received, the limited liability company would be owned 50% by WPSC and 50% by Severstal North America, Inc. Both parties would then be entitled to 50% of the coke produced by the facility.

On February 14, 2005, we adopted a shareholder rights plan primarily intended to help protect our tax net operating loss carryforwards. As part of the plan, we declared a dividend of one right for each share of common stock held of record as of March 2, 2005, payable on March 2, 2005. The rights may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of our common stock on terms not approved by our Board of Directors. Acquisitions of our common stock that would otherwise trigger the rights under the terms of the plan are permitted where the entire Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of our stockholders. In addition, the Board of Directors may redeem the rights, at its discretion, at a redemption price of $.01 per right at any time until the close of business on the earlier of (i) the 10th day following the first day of any public announcement that a person has become an acquiring person under the terms of the rights plan or any earlier date on which the Board of Directors becomes aware of the existence of an acquiring person, or (ii) on the 10th business day after the date of commencement of a tender offer or exchange offer the consummation of which would result in any person or group becoming an acquiring person. The shareholder rights plan will expire on the earlier of the third anniversary date of the plan, or the date, if any, on which the Company first discloses in any filing with the Securities and Exchange Commission that the Company’s net operating loss carryforwards no longer exceed $50 million.

Business Strategy
Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions, and expanding our participation in markets for higher value-added products.

Transition to electric arc furnace production
Our new EAF will transform our operations from conventional integrated steel production to those of a hybrid steel producer with characteristics of both an integrated producer and a mini-mill. Our EAF will be differentiated from most mini-mills by its ability to use both a continuous scrap feed and liquid iron as an alternative metallic input. We expect that the EAF will have an annual capacity of up to 2.5 million tons of liquid steel and, in conjunction with our BOF, will enable us to produce 2.8 million tons of steel slabs annually, which is the practical steel making limit under our current environmental permits. Construction and installation of the EAF was completed in the fourth quarter of 2004, with the first heat occurring on November 28, 2004. The EAF achieved 50% capacity with a cold metallic charge in the second month of operations. The EAF is expected to be operating at 75% of capacity by May 2005 and at full capacity by the fourth quarter of 2005. After complete ramp-up of the EAF, we expect to idle one of our two blast furnace operations that would otherwise require a major rebuild at an estimated cost of $140 million.

Compared to integrated steel production, the EAF has several advantages including lower capital expenditures for construction of facilities, a more variable cost structure, lower energy requirements, and limited ongoing maintenance and capital expenditure requirements to sustain operations. Further, the construction of the EAF with the simultaneous idling of one of our two blast furnaces will significantly reduce our requirements for coke. The liquid iron that can be used as a metallic input for the EAF will be produced using our remaining blast furnace operations, providing us with additional flexibility relating to raw materials. We believe that the more variable cost structure of the EAF and flexibility in raw material input utilization will enable our costs to more closely track market conditions and will support our margins in market downturns.

Strategic capital projects to improve productivity and cost position
We are planning a number of strategic capital projects over the next three years that are intended to upgrade and eliminate bottlenecks in our rolling and finishing facilities and to increase our productivity and improve our cost position. We plan to install new automatic roll changers on the finishing mills at our hot strip mill in the fourth quarter of 2005 which are expected to expand our annual rolling capacity by 0.4 million tons to 3.2 million tons and optimize throughput, resulting in lower costs. In addition, we plan to upgrade our temper mill and install a final inspection line at our Allenport facility. These and other improvements are intended to increase our downstream capacity and improve the quality and market penetration of our value-added cold rolled products.

Capitalize on our anticipated excess coke capacity
We expect to have excess coke capacity following the ramp-up of our EAF and idling of one of our two blast furnaces. In 2004, we produced 0.9 million tons of coke in our four coke batteries meeting substantially all of our coke requirements. In 2005 and 2006, we expect to significantly lower our annual coke requirements to approximately 0.7 and 0.6 million tons, respectively, from approximately 1.0 million tons in 2004. To continue our self-sufficiency in coke and to capitalize on favorable market conditions, a rebuild of our No. 8 coke battery located at our coke plant in Follansbee, West Virginia is anticipated beginning in 2005. The construction is expected to be completed in 2006 and is expected to require a capital investment of approximately $77.3 million. The rebuild is expected to extend service life of the battery by 12-15 years. We expect to have excess coke production capacity of approximately 0.3 million and 0.35 million tons in 2005 and 2006, respectively, after the idling of one of our two blast furnaces and excess capacity of approximately 0.5 to 0.6 million tons of coke in 2007 after the rebuild of our No. 8 coke battery. We are evaluating whether to rebuild our Nos. 1, 2 and 3 coke batteries and anticipate that this rebuild would cost approximately $47.0 million and would start in 2008. If rebuilt, we anticipate the annual production capacity of these batteries would increase from 0.38 million tons to 0.40 million tons, further bolstering our long coke position. We also expect to invest $26.1 million on infrastructure and other capital items at our coke plant during the years 2005 through 2009.

On December 23, 2004, WPSC entered into a Letter of Intent with Severstal North America, Inc. Under the non-binding terms of the letter of intent, WPSC and Several North America, Inc. agreed to form a Delaware limited liability company for the production of coke and coke related products. As part of the proposed project, WPSC is expected to contribute its coke producing batteries, certain related facilities and assets located at its facility in Follansbee, West Virginia and $20 million to the limited liability company. Severstal North America, Inc. is expected to make cash contributions in the amount of $140 million to the limited liability company over three years, which would be used to substantially rebuild the coke batteries. After all contributions are received, the limited liability company would be owned 50% by WPSC and 50% by Severstal North America, Inc. Both parties would then be entitled to 50% of the coke produced by the facility.

Achieve balanced exposure to spot and contract business
We aim to achieve a balanced mix between spot and contract business. We believe that contract business, which we define as agreements in excess of three months, offers insulation from the volatility of the spot market. However, contract type business also could limit upside potential in a tight market situation. A reasonable balance offers relatively predictable volumes, and an opportunity to enhance product mix as well as to enjoy spot opportunities. Currently, our relatively high exposure to the spot market, comprising 75% of our sales, is enabling us to benefit from increased steel prices. In the long-term, we seek to increase our mix of contract business to 40% by targeting sales to end use customers versus spot sales to service centers and processors. This mix is expected to provide enhanced stability in fluctuating market conditions and, at the same time, should allow us to take advantage of positive pricing in tighter markets. We will continue to target customers that purchase our products over prolonged periods of time and value consistency of supply.

Optimize the sale of downstream value-added products
We continue to seek a product mix that offers high returns and increases our stability. Our long-term strategy focuses on higher value-added products with higher engineering content. Although we are seeking to capitalize on current favorable pricing conditions in the commodity and hot rolled markets to maximize our profitability, we will continue to identify products and markets that offer higher returns and increase stability. We believe that our new operating configuration will allow us to continue to produce a full range of products. We aim to increase our market penetration of cold rolled products through capital expenditures and changes in operating practices at our Allenport and Yorkville cold finishing mills, which are expected to result in higher quality cold rolled products. These initiatives are expected to help to further penetrate the desirable OEM marketplace and reduce reliance on service centers.

Steel Industry
Steel making in the US is a highly competitive and capital-intensive industry with approximately 112 million tons of domestic shipments in 2004. Estimated domestic consumption was approximately 143 million tons in 2004 and is expected to increase to approximately 148 million tons in 2005. Total annual steel consumption in the US has fluctuated between 143 million and 114 million tons since 1994, and was approximately 143 million tons in 2004, 116 million tons in 2003 and 117 million tons in 2002. Imports of finished steel totaled approximately 28 million tons in 2004, 18 million tons in 2003 and 24 million tons in 2002.

In the US, flat rolled steel is produced either by integrated steel facilities or mini-mills. Integrated steel makers typically produce flat rolled products by using blast furnaces to combine iron ore, limestone and coke (a refined carbon product derived from oven fired coal) into hot iron. Scrap metal is then added to the hot iron to produce liquid steel through a BOF, which removes impurities. After the liquid steel is metallurgically refined, it is processed through a continuous caster to form slabs. These slabs are further shaped or rolled into flat sheets at a hot strip mill or a plate mill. Various finishing processes may follow whereby the steel is treated through pickling, cold-rolling, annealing, tempering or coating processes.

The quality of steel products produced through the integrated process is generally more suitable for a wider variety of high quality specialized uses than those produced through the mini-mill process because less scrap containing impurities is used. As a result, integrated steel products are typically used for more value-added applications. Integrated mills are also characterized by more production steps and man-hours and higher costs of productive capacity and on-going maintenance. Current restructuring efforts by integrated steel mills have focused on reducing these costs through increased labor flexibility and efficiency, and using automation to increase labor productivity.

A mini-mill utilizes an electric arc furnace to melt scrap and scrap substitutes and remove impurities, eliminating the need for iron ore and coke inputs. The liquid steel can be metallurgically refined before it is cast into thin slabs which are further processed in line to produce flat sheets similar to those produced by integrated steel makers. Similar finishing processes often follow.

The quality of mini-mill produced steel products is dependent on the limited quality of the scrap raw materials used. However, in recent years, domestic mini-mills have increased the quality of their steel products. Typically, mini-mills are more cost efficient than integrated producers because they require less capital to operate and maintain. The correlation of scrap prices with steel selling prices represents the main advantage of the mini-mill and EAF strategy. This correlation has historically provided a relatively constant metal margin, or the difference between the steel selling prices and scrap prices, to the mini-mills over the business cycle. This relatively constant metal margin ensures that mini-mills perform better in downturns than integrated producers.

Industry Consolidation. In recent years, the fragmented US steel industry has experienced volatile market conditions, characterized by declining prices, fluctuating capacity, low demand growth and increased foreign imports. These conditions and additional constraints produced by significant underfunded pension and retiree health care obligations have led to widespread bankruptcies in the industry. Including us, over 40 companies have filed for Chapter 11 bankruptcy protection since January 1998, including Bethlehem, LTV and National Steel (formerly the second, third and fifth largest US integrated steel producers) in addition to Rouge Steel, Republic Engineered Products and Weirton Steel. A number of these steel producers were purchased as a result of bankruptcy, consolidation and rationalization of the industry.

As a result of industry consolidation, the top three Steel producers in the US held approximately 46% of market share in 2004 compared to 44% in 2005. The US steel industry has recently experienced significant consolidation, which is expected to lead to a more favorable pricing environment for US producers and has contributed to steel makers’ recent ability to levy base rate price increases and raw material surcharges.

Imports. As the single largest steel consuming country in the western world, the US market has long been a focus of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil and other large economies such as Russia and China recognized the US as a target market. The domestic steel market is affected by factors influencing worldwide supply and demand, with excess production generally seeking the most lucrative markets. During the last several years, favorable conditions in the US market resulted in significant imports of steel and substantially reduced sales, margins and profitability of domestic steel producers. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, were approximately 21% in 1999, 22%% in 2000 and 20% in 2001 and 2002. Steel product prices reached historical cyclical lows in December 2001 as a result of low domestic demand and increased foreign imports.

As a result, the US government took various protective actions during 2001 and 2002, including the enactment of various steel import quotas and tariffs under Section 201 of the US Trade Act of 1974, as amended, which contributed to a decrease of some US steel imports during 2003. However, these protective measures were only temporary and many foreign steel manufacturers were granted exemptions from applications of these measures. Following a November 2003 decision by the World Trade Organization Appellate Body declaring that the tariffs imposed by the US on steel imports violated global trade rules, the steel import quotas and Section 201 tariffs were lifted in December 2003. Import penetration fell to 16% for the full year 2003. The elimination of the protections offered by these trade remedies may lead to increased competition from foreign importers and could have an adverse effect on our business, financial condition or results of operations. A weaker US dollar, increased demand for steel in China and other developing countries, and higher raw material and ocean freight costs have discouraged imports and led to substantial increases in steel selling prices. Recent actions to slow economic growth to sustainable levels by banking authorities and other policy makers in China have created uncertainty regarding China’s ability to manage its rapid economic growth, which could adversely affect steel markets and the steel industry. Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, were approximately 27% in 2004.

Pricing. Increased global demand, especially from mills in China, has put upward pressure on raw material prices and scrap prices in particular. Between the fourth quarter of 2003 and December 2004, No. 1 Heavy Metal Scrap prices increased substantially. Shortages in coke have put pressure on integrated steel producers with spot prices rising substantially during the year and remaining, in certain cases, at more than $400 per ton in late 2004.

Faced with higher raw material costs and increasing world demand, domestic steel producers began to both increase base prices and implement raw material surcharges starting in January 2004. This combination of factors has resulted in historically high prices for steel products.

Segments and Geographic Area
We are engaged in one line of business and operate in one business segment, the making, processing and fabricating of steel and steel products. We have a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.

Products and product mix
The table below reflects our product mix as a percentage of total tons shipped.

	Year Ended
	December 31,
	2004	2003	2002
Product Category:
Higher value added products as a percentage of total shipments:
Cold-rolled products – trade	8.0%	11.0%	11.6%
Cold-rolled products – Wheeling-Nisshin	19.3	19.6	20.0
Coated products	8.7	4.9	6.1
Tin mill products	13.6	13.1	13.0
Fabricated products	19.7	21.8	21.5

Higher value-added products	69.3	70.4	72.2
Hot-rolled products	30.7	29.6	26.4
Semi-finished	—	—	1.4

Total	100.0%	100.0%	100.0%

Average net sales per ton	$661	$436	$443

Hot Rolled Products. Hot rolled coils represent the least processed of our finished goods. Approximately 69.3% of our production of hot rolled coils during the year ended December 31, 2004 was further processed into value-added finished products. Hot rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters and processors, steel service centers and the appliance industry.

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

Tin Mill Products. Tin mill products consist of blackplate and tinplate. Blackplate is a cold rolled substrate (uncoated), the thickness of which is less than .0142 inches, and is utilized extensively in the manufacture of pails and shelving and sold to OCC for the manufacture of tinplate products. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of our sales of these products are concentrated in container markets, we also market products for automotive applications, such as oil filters and gaskets. We produce all of our tin-coated products through OCC. OCC’s tin coating mill has an annual capacity of over 250,000 tons.

Fabricated Products. Fabricated products consist of cold rolled or coated products further processed mainly via sheeting and roll forming and are sold by the construction, agricultural and specialty products groups.

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

Specialty Products. Specialty products consist of coil and galvanized sheet steel supporting the culvert and heating, ventilation and air conditioning markets. Specialty products are produced by Wheeling-Nisshin and Feralloy-Wheeling Specialty Processing Co., of which we own a 49% equity interest, and by contract service providers.

Revenues from external customers by product line for the periods indicated below were as follows:

	Reorganized Company		Predecessor Company
	(Dollars in thousands)
		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Product:
Hot rolled	$365,089	85,305	$106,545	$179,530
Cold rolled	514,511	143,925	243,841	387,384
Galvanized	132,178	22,575	26,446	62,712
Fabricated products	375,090	137,137	179,083	306,254
Coke and coke by products	9,074	5,752	9,155	15,408
Conversion and other (1)	9,852	2,208	5,369	28,705

	$1,405,794	$396,902	$570,439	$979,993

(1) Includes conversion, semi-finished and resale products.

Customers and Markets
We market an extensive mix of products to a wide range of manufacturers, converters and processors. Our 10 largest customers, including our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 43.3%, 42.5%, and 50.4% of our net sales, respectively, in each of the three years ended December 31, 2004. Wheeling-Nisshin accounted for approximately 17.5%, 16.3% and 15.6% of our net sales, respectively, in each of the three years ended December 31, 2004. OCC accounted for approximately 8.6%, 11.2% and 10.6% of our net sales, respectively, in each of the three years ended December 31, 2004. Geographically, the majority of our customers are located within a 350-mile radius of the Ohio Valley. However, we have taken advantage of our river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.

Shipments historically have been concentrated within seven major market segments: steel service centers, converters and processors, construction, agriculture, container, automotive and appliances. Our overall participation in the construction and the converters and processors markets substantially exceeds the industry average and our reliance on automotive shipments, as a percentage of total shipments, is substantially less than the industry average.

The table set forth below reflects the percentage of total tons shipped to our market segments:

	Percentage of Total Tons Shipped
		Year Ended
		December 31,
	2004	2003	2002
Steel service centers	28%	27%	29%
Converters and processors (1)	29%	28%	27%
Construction	18%	20%	17%
Agriculture	5%	3%	6%
Containers (1)	16%	16%	15%
Automotive	1%	1%	1%
Appliances	1%	1%	2%
Exports	—	2%	—
Other	2%	2%	3%

Total	100%	100%	100%

(1)	Products shipped to Wheeling-Nisshin and OCC are included primarily in the converters and processors and containers markets, respectively.

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

Converters and Processors. Shipments to the converters and processors market are principally shipments of cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot-dipped galvanized and aluminized coils for the automotive, appliance and construction markets. The converters and processors industry also represents a major outlet for our hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

Construction. The shipments to the construction industry are heavily influenced by fabricated product sales. We service the non-residential and agricultural building and highway industries, principally through shipments of hot-dipped galvanized and painted cold rolled products. We have been able to market our products into broad geographical areas due to our numerous regional facilities.

Agriculture. The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets, which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

Containers. The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of shipments to this market consists of cold rolled products for pails and drums. As a result of our OCC joint venture, we phased out our existing tin mill production facilities but we continue to supply blackplate to OCC for tin coating.

Appliances. The shipments to the appliance market are concentrated in hot-dipped galvanized and hot rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply original equipment manufacturers. We have concentrated on niche product applications primarily used in washer and dryer, refrigerator and freezer and range appliances.

Automotive. Unlike many of our competitors, we are not heavily dependent on shipments to the automotive industry. However, we have been suppliers of tin mill products for automotive applications, such as oil filters and gaskets.

Joint Ventures
 Wheeling-Nisshin
 WPSC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between Nisshin Steel Co., Ltd. and WPSC. Wheeling-Nisshin owns a state-of-the-art processing facility located in Follansbee, West Virginia which has capacity to produce over 700,000 tons annually of coated steel and offers some of the lightest-gauge galvanized steel products manufactured in the US for construction, heating, ventilation and air-conditioning and after-market automotive applications. Wheeling-Nisshin products are marketed through trading companies, and its net sales are not consolidated into our net sales.

WPSC is a party to a supply agreement with Wheeling-Nisshin that expires in 2013. Wheeling-Nisshin may terminate this agreement at any time WPSC and its subsidiaries and parent, if any, in the aggregate own less than 20% of the common stock of Wheeling-Nisshin. Pursuant to that agreement, WPSC is required to provide not less than 75% of Wheeling-Nisshin’s steel substrate requirements, up to an aggregate maximum of 9,000 tons per week, subject to product quality requirements and at negotiated prices based on prevailing actual market rates. Shipments of steel by WPSC to Wheeling- Nisshin were approximately 413,000 tons, or 19.4% of our total tons shipped, approximately 440,000 tons, or 19.8% of our total tons shipped and approximately 445,000 tons, or 20.1% of our total tons shipped, for the years ended December 31, 2004, 2003 and 2002, respectively. We derived approximately 17.5%, 16.3% and 15.6% of our net sales from sales of steel to Wheeling-Nisshin in 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, Wheeling-Nisshin had operating income of $42.5 million, $6.4 million and $6.9 million, respectively, and we received dividends of $2.5 million in 2004 and 2003, respectively, and $1.25 million in 2002 from Wheeling-Nisshin. As of December 31, 2004, Wheeling-Nisshin had cash and investment securities totaling $73.6 million and had no outstanding indebtedness.

A shareholders agreement among WPSC and Nisshin Steel Co., Ltd. contains provisions that may directly or indirectly restrict the transfer of the shares of Wheeling-Nisshin owned by WPSC, including the following:

•	WPSC may not sell its Wheeling-Nisshin shares at any time that it is in breach of the shareholders agreement or any other agreement with Wheeling-Nisshin, including the supply agreement.

•	If WPSC seeks to sell some or all of its Wheeling-Nisshin shares, it must first offer to sell, transfer or assign the offered shares to the other Wheeling-Nisshin shareholder.

In addition, WPSC has pledged its shares in Wheeling-Nisshin to the lenders under our term loan agreement and revolving credit facility, and to the holders of our Series A notes and Series B notes.

Ohio Coatings Company
WPSC owns a 50% voting interest and an approximate 44% equity interest in OCC, which is a joint venture among WPSC, Dong Yang Tinplate America Corp., a leading South Korea-based tin plate producer, and Nippon Steel

Trading America, Inc., formerly known as Nittetsu Shoji America, Inc., a US-based tinplate importer. Dong Yang Tinplate America also holds a 50% voting interest and an approximate 44% equity interest in OCC. Additionally, Nippon Steel Trading America holds nonvoting preferred stock in OCC, which represents an approximate 11% equity interest in OCC and is subject to repurchase by OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years. The tin coated products that we distribute are produced by OCC.

Pursuant to a raw material supply agreement between WPSC and OCC, WPSC has the right to supply up to 230,000 net tons in any calendar year of the black plate and cold rolled steel requirements of OCC through 2012, subject to quality requirements and at negotiated prices based on prevailing market rates. OCC may terminate this agreement if at any time WPSC owns less than 33% of the common stock of OCC. Shipments of steel by WPSC to OCC were approximately 240,000 tons, or 11.3% of our total tons shipped, approximately 239,000 tons, or 10.8% of our total tons shipped and approximately 245,000 tons, or 11.1% of our total tons shipped, for the years ended December 31, 2004, 2003 and 2002, respectively. We derived approximately 8.6%, 11.2% and 10.8% of our net sales from sales of steel to OCC in 2004, 2003 and 2002, respectively. Prior to July 2003, WPSC was the exclusive distributor for all of OCC’s products and marketed approximately 70% of OCC’s products through Nippon Steel Trading America. In July 2003, Nippon Steel Trading America became the exclusive distributor for approximately 70% of OCC’s products and WPSC remained a distributor for the balance. In April 2004, OCC began selling to certain customers directly, which reduced WPSC’s distributorship to approximately 20% of OCC’s products. WPSC does not expect to distribute any OCC product in 2005. For the years ended December 31, 2004, 2003 and 2002, OCC had operating income of $8.0 million, $9.6 million and $6.7 million, respectively. OCC did not pay any dividends during those periods. At December 31, 2004, OCC had $32.8 million in outstanding indebtedness.

A shareholders’ agreement among WPSC, Dong Yang Tinplate America, Nippon Steel Trading America and OCC contains certain provisions that may restrict WPSC’s ability to transfer its shares of OCC, including the following:

•	Any pledge, transfer or other distribution of shares of OCC must be previously approved by shareholders holding at least 66?% of the voting power of the common shares of OCC.

•	For 45 days after a shareholder receives notice from the other party that a change of control of the other party has occurred, the party receiving notice has the option to purchase all, but not less than all, of the shares owned by the other party at a price equal to $10,000 per share plus 10% interest or fair market value, whichever is higher. For purposes of the shareholders’ agreement, ‘‘change of control’’ for WPSC means, the transfer to persons (other than a holding company) of a majority of the capital stock of WPSC, or any transfer of substantially all of its assets.

WPSC has pledged its shares in OCC to the lenders under our term loan agreement and revolving credit facility, and to the holders of our Series A notes and Series B notes.

Pursuant to a loan agreement dated January 8, 1996, WPC loaned OCC $16.5 million. The loan has an eight-year term and bore interest, as of December 31, 2004, at approximately 5.0% per annum. As of December 31, 2004, OCC owed approximately $9.7 million on the loan. The loan is to be repaid in November 2006.

In April 2003, OCC entered into a three-year credit agreement with Bank of America, N.A., providing for a revolving line of credit for loans and letters of credit in an amount of up to $18 million and a term loan in the aggregate principal amount of $4.3 million. OCC is restricted from declaring dividends under the terms of its credit agreement. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in the credit agreement and in the subordination agreement described below. OCC has made principal payments in each of the most recent three quarters. In connection with the refinancing, WPC (i) entered into a subordination agreement, acknowledging that the $11.7 million owed by OCC to WPC pursuant to the loan agreement described in the previous paragraph, is subordinate to any indebtedness owed by OCC to Bank of America under OCC’s term loan agreement; and (ii) WPSC entered into a no-offset agreement, agreeing that it will not offset against accounts payable to OCC any indebtedness of OCC to WPSC.

Competition
We believe that the main competitive factors in our market are:

•	quality;

•	reliability;

•	product market price;

•	product offerings;

•	location and shipping costs; and

•	raw material and operating costs.

The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition, which we expect to continue. Many of our competitors are large, with the top three domestic steel-producers holding approximately 46% of market share. We believe our major competitors include the following:

•	domestic integrated steel producers, such as United States Steel Corporation, International Steel Group Inc., AK Steel Corporation, Ispat Inland Inc. and Severstal N.A.;

•	mini-mills, such as Nucor Corporation, Steel Dynamics Inc. and Gallatin Steel Company;

•	converters and fabricators, such as The Techs, Winner Steel, Inc., United Steel Deck and Metal Sales; and

•	steel producers from Europe, Asia and other regions.

Domestic integrated steel producers have lost market share in recent years to domestic mini-mill producers. Mini-mills are generally smaller-volume steel producers that melt ferrous scrap metals, their basic raw material, in electric furnaces. Although mini-mills generally produce a narrower range of steel products than integrated producers, mini-mills, which rely on less capital-intensive steel production methods, typically have certain advantages over integrated producers, such as lower capital expenditures for construction of facilities, a more variable operating cost structure, and limited ongoing capital needs to sustain operations. Additionally, since mini-mills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled mini-mill capacity has been constructed and these mini-mills now compete with integrated producers in product areas that traditionally have not faced significant competition from mini-mills. These mini-mills compete with us primarily in the commodity flat rolled steel market. In addition, domestic mini-mills have increased the quality of their steel products in recent years, which has provided a competitive alternative to most of the steel products that we produce. In the long-term, mini-mills may also compete with us in producing value-added products.

We also face competition from domestic and foreign integrated producers. The increased competition in commodity product markets influence integrated producers to increase product offerings to compete with our custom products. Additionally, as the single largest steel consuming country in the western world, the US has long been a focus of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil, and other large economies such as Russia and China have also recognized the US as a target market.

We also compete to some extent with producers of other materials that can be used in place of steel. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

Sales and Marketing
Our sales and marketing functions are principally located in our Wheeling, West Virginia headquarters. Sales are handled by customer service employees and sales personnel. We advertise and promote our products and services at industry conventions and trade shows where we distribute brochures promoting all of our product lines.

Our sales force contacts existing and potential customers directly to promote our products and also collects field intelligence for the marketing group. Our marketing department analyzes the needs of our current customers and our product mix and identifies market opportunities. The marketing department also determines pricing, product mix, lead times, and freight equalization, performs order entry, and responds to requests for data from various trade organizations and governmental agencies. Our customer service personnel respond to price quotation requests and accept incoming orders from, and perform order entry and provide order status and shipping information to, our customers.

Our sales force consists of two distinct sales groups: our steel division and WCC, our corrugating division. Steel division products include, in ascending value order, hot rolled, cold rolled, galvanized steel products and tin mill products. Generally, there are improved margins within each category because selling prices increase and cost absorption is enhanced as steel is processed from hot rolled to cold rolled to galvanized. WCC is divided into three product groups, including construction products, agricultural products and specialty products. WCC’s product groups are generally higher value added than those of our steel division.

Manufacturing Process
With the ramp-up of our EAF, along with the idling of one of our two blast furnaces, we will transform our operations from an integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and a mini-mill, producing liquid steel with both our EAF and our BOF.

Utilizing both electric energy and oxygen injection, the EAF melts recycled scrap and scrap substitutes to produce liquid steel. In addition, the EAF will be able to use liquid iron as a metallic input, which can be produced using our remaining blast furnace, providing us with additional flexibility relating to raw materials. The continuous process also includes a reliable scrap preheating system to reduce electric power requirements. We believe the higher portion of variable costs of the EAF and flexibility in raw material input utilization will produce a cost structure that more closely tracks market conditions and will support our margin in market downturns.

In our primary steel making process, iron ore pellets, coke, limestone and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through our BOF process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis.

Heats of liquid steel are sent to the ladle metallurgy facility from both the EAF and BOF, where the temperature and chemistry of the steel are adjusted to precise tolerances. Liquid steel from the ladle metallurgy facility then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at our downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. We have linked our steel making and rolling equipment with a computer based manufacturing control system to coordinate production tracking and status of customer orders.

Raw Materials
In 2004, we entered into a long-term supply agreement for scrap based on prevailing market prices, with an initial term expiring in April 2009. The agreement is designed to provide us with an adequate and reliable source of scrap for our EAF operations. The scrap supply agreement does not require us to make any minimum purchases and we believe that we have access to alternative supplies of scrap, if necessary. Under the agreement, the supplier has constructed a scrap handling facility to enable it to provide us with the scrap contemplated by the agreement. The introduction of our EAF will increase our dependence on external scrap and scrap alternatives from approximately 22% of our steel melt to approximately 62% of our steel melt in 2005.

We have a long-term contract to purchase our iron ore requirements through March 2010. The iron ore price is based upon prevailing world market prices, which have escalated significantly, less 3%. We generally consume approximately 3 million gross tons of iron ore pellets in our blast furnaces annually. The introduction of our EAF will decrease our dependence on iron ore.

We have long-term supply agreements with third parties to provide us with a substantial portion of our metallurgical coal requirements at specified contract prices, which are subject to adjustment at stated times during the term of the contracts. Several of these suppliers have reduced required shipments to us claiming force majeure prohibited shipments, which has led to depleted coal inventory levels, substantially increased costs to purchase metallurgical coal from alternative sources, and at times reduced production levels. Our coking operations require a substantial amount of metallurgical coal. We currently produce substantially all of our coke requirements and burn the resultant by-product coke oven gas in downstream operations instead of natural gas. In 2004, we consumed approximately 1.3 million tons of coking coal in our production of approximately 0.9 million tons of blast furnace coke. Lower coal supplies caused us to reduce coke production in 2004, and required us from time to time to purchase additional coke in the spot market at higher costs to enable us to meet our coke requirements.

Beginning in 2003 and continuing into 2004, coal, coke and scrap prices increased dramatically for purchases in the spot market. We are passing these costs through to the customer when possible.

Our operations require significant amounts of other raw materials, including limestone and natural gas. These raw materials are readily available and are purchased on the open market. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. However, the rapid economic expansion in China in 2003, among other factors, has affected the supply of steel in the US and allowed price increases to offset higher raw material costs. Certain of our raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices. Natural gas prices have been volatile in the past, having increased 1% in 2004 and 62% in 2003, while declining 25% in 2002.

Energy
Many of our major facilities that use natural gas are equipped to use alternative fuels. During 2004, coal constituted approximately 65% of our total energy consumption, natural gas 30% and electricity 5%. We continually monitor our operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

Backlog
Our backlog was 347,211 tons at December 31, 2004, as compared to 482,514 tons at December 31, 2003. Most orders related to the backlog at December 31, 2004 are expected to be shipped during the first quarter of 2005, subject to delays at customers’ request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow us to increase production runs, thereby enhancing production efficiencies.

Employees
At December 31, 2004, we had 3,430 employees of whom 2,736 were represented by the USWA, 80 were represented by other unions, 571 were salaried employees and the remaining 43 were non-union operating employees. WPC, WPSC and the USWA negotiated a new labor agreement, which became effective upon the date of reorganization and which expires on September 1, 2008. The labor agreement includes, among other things, provisions regarding wages, health care and pension benefits, profit sharing and employee security, and a retirement incentive program pursuant to which 650 hourly personnel accepted early retirement incentives in August 2003.

Cautionary Statement Concerning Forward-Looking Statements
This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that may be identified by their use of words like “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “targets”, “can”, “could”, “may”, “should”, ‘will”, “would” or similar expressions and the negative, thereof, and may contain projections or other statements regarding future events or our future financial performance that involve risks and uncertainties.

You are cautioned that these forward-looking statements are based on our current expectations and projections about future events, and are subject to various risks and uncertainties, some of which are beyond our control, that could cause actual results to differ materially from those projected in these forward-looking statements. In light of the risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors
Our business, results of operations and financial condition may be materially and adversely affected by any of the following risks.

We recently emerged from a Chapter 11 bankruptcy reorganization and have in the past sustained losses, and may not be able to maintain profitability.
Because we recently emerged from bankruptcy and have in the past sustained losses, we cannot assure you that we will be able to maintain profitability in the future. We have sought protection under Chapter 11 of the Bankruptcy Code twice since 1985, most recently in November 2000. We emerged from our more recent Chapter 11 bankruptcy reorganization as a new reporting entity on August 1, 2003. Prior to and during this reorganization, we incurred substantial net losses. Although we reported net income of $62.5 million for the year ended December 31, 2004, we incurred a net loss of $38.9 million for the five months ended December 31, 2003 following our emergence from bankruptcy. If we cannot maintain profitability, the value of our common stock may decline.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.
As a result of the completion of our reorganization plan, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with Statement of Position, or SOP, 90-7, as of July 31, 2003. Because SOP 90-7 required us to account for our assets and liabilities at their then current fair values, our financial condition and results of operations after our reorganization are not comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements for periods prior to August 1, 2003. This may make it difficult to assess our future prospects based on historical performance.

Intense competition in the steel industry and substitute materials could adversely affect our profitability.
Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so in the future. We compete with domestic steel producers, steel processors, mini-mills and foreign importers. Mini-mills typically enjoy certain competitive advantages such as more variable raw material costs that tend to rise and fall in tandem with steel selling prices, non-unionized work forces with lower employment costs and more flexible work rules, and lower ongoing maintenance and capital expenditure needs for construction and operation of their steel making facilities. Additionally, the domestic mini-mills have increased the quality of their steel products in recent years, which has provided a competitive alternative to most of the steel products that we produce. Furthermore, many of our competitors have superior financial resources or more favorable cost structures, and we may be at a competitive disadvantage in competing with them. Moreover, steel products may be replaced to a certain extent by other substitute materials, such as plastic, aluminum, graphite, composites, ceramics, glass, wood and concrete. Our competitors may be successful in capturing our market share and we may be required to reduce selling prices in order to compete with them.

Increased imports could lower domestic steel prices and adversely affect our profitability.
We sell steel almost exclusively in the US market. The domestic steel market is affected by factors influencing world-wide supply and demand, with excess production generally seeking the most lucrative markets. During the last several years, favorable conditions in the US market compared to the global markets resulted in significant imports of steel and substantially reduced sales, margins and profitability of domestic steel producers, leading to imposition of import quotas and tariffs under Section 201 of the US Trade Act of 1974, as amended. In recent months, the convergence of the weakened US dollar, increased demand for steel and raw materials in China and other developing countries, and higher raw material and ocean freight costs, have led to substantial increases in steel selling prices, even though the Section 201 tariffs were lifted in December 2003. However, import levels could increase thereby lowering the prices for our products if the US dollar exchange rate improves or demand for foreign steel in China or certain other developing countries decreases as a result of weakening economies or improved domestic steel production in those countries. In addition, lower ocean freight costs and other factors may lead to increased imports resulting in excess domestic steel capacity and lower prices for our products, which could adversely affect our profitability.

Because we are significantly leveraged, we may not be able to implement our business plan, service our debt obligations or refinance our indebtedness.
We are significantly leveraged. Because we are significantly leveraged, it may be more difficult for us to successfully implement our business plan. In addition, we may not be able to meet our debt service obligations if we do not generate sufficient operating cash flow. As of December 31, 2004, our current assets totaled $362.3 million, including $156.7 million of inventory, and our current liabilities totaled $217.1 million. As of December 31, 2004, our total indebtedness was $333.6 million and total shareholders’ equity was $290.5 million. Based on our total indebtedness as of December 31, 2004, we expect that our total debt service obligations (including scheduled principal and interest payments) will be $54.5 million (assuming a blended interest rate of 4.8% per annum) in 2005 and that our debt service obligations will increase $1.1 million for the 12 months ending December 31, 2005 for each 1.0% increase in interest rates. We may not be able to generate sufficient operating cash flow to pay interest and principal on all of our outstanding debt as those payments become due.

Our ability to meet our ongoing debt service obligations will depend on our ability to implement our business plan, including the successful ramp-up and operation of our EAF, and a number of other factors, including factors beyond our control. We may not be able to generate sufficient operating cash flow to repay, when due, the principal amounts outstanding under our credit agreements at final maturity, which may be as early as 2008 in the case of our term loan agreement and will be 2006 in the case of our revolving credit facility, or the other indebtedness described herein. We expect that we will be required to refinance such amounts as they become due and payable; however, we may not be able to consummate such refinancing to repay our obligations or to secure a refinancing on terms satisfactory to us. If we are unable to refinance all or any significant portion of our indebtedness, we may be required to sell assets or equity interests in our company. However, we may not be able to sell assets or equity interests in an amount sufficient to repay our obligations or on terms satisfactory to us. Our leverage, together with the restrictions that have been placed on us under our credit agreements, may limit our ability to obtain additional financing and to take advantage of business opportunities that may arise. In addition, this leverage increases our vulnerability to adverse general economic and steel industry conditions.

We may not be able to comply with our financial covenants, which may result in a default under the credit agreements.
We are subject to certain financial covenants contained in our credit agreements, and we are required to maintain borrowing availability under our asset-based revolving credit facility of at least $25 million. As of December 31, 2004, our net excess availability was $131.3 million, after giving effect to required reserves, outstanding letters of credit and the $150 million maximum availability limitation under the credit facility.

For any quarterly period ending on or after March 31, 2005, our credit agreements require us to maintain specified leverage, interest coverage and fixed charge coverage ratios. Our ability to comply with these financial covenants will depend on our future performance, which may be subject to prevailing economic conditions and other factors beyond our control. Our failure to comply with these covenants would result in a default or an event of default, permitting the lenders to accelerate the maturity of our indebtedness under the credit agreements and to foreclose upon any collateral securing our indebtedness. Any default, event of default or acceleration would also result in the acceleration of substantially all of our other indebtedness because certain documents governing our other indebtedness contain cross-default or cross-acceleration provisions.

Restrictive covenants in our debt instruments limit our flexibility and our ability to implement our business plan.
Our credit agreements contain restrictive financial and operating covenants, including but not limited to provisions that limit our ability to make capital expenditures, incur additional indebtedness, create liens, make investments, sell assets and enter into transaction with affiliates. For example, with respect to the completion of the EAF, the rebuild of our No. 8 coke battery, the installation of an automatic roll changer system at our Mingo Junction facility, and improvements to the Allenport cold mill, we are permitted only to incur capital expenditures up to specified maximum amounts. In addition, we are subject to annual aggregate limitations ranging from $33.9 million to $44 million on capital expenditures relating to any other capital projects, including any potential rebuild of Nos. 1, 2 and 3 coke batteries.

Our debt instruments may not provide us with sufficient flexibility to permit us to make all necessary capital expenditures and take other measures that we believe are necessary to run our business effectively and to achieve our business plan. If we are unable to make necessary capital expenditures as a result of these covenants, our competitive position could be adversely affected.

We may be unsuccessful in the ramp-up and transition of our electric arc furnace, which would adversely affect our business prospects and competitive position in the industry.
Our business plan depends, in part, upon the successful ramp-up of our EAF and our transformation from a conventional integrated steel producer to a hybrid steel producer with characteristics of both an integrated producer and a mini-mill. Our inability to manage a successful transition of our EAF could make it difficult to implement our long-term business strategy.

In addition, electric arc furnaces occasionally experience quality control issues due to the large percentage of scrap used. If we experience significant quality control problems, our competitive position in the industry may be adversely affected.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and lower our earnings.
Our operations depend heavily on various raw materials and energy resources, including iron ore, coal used in our coke production, scrap, electricity and certain gases. The availability of raw materials and energy resources could decrease and their prices may be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Any disruption in the supply of our raw materials or energy resources may impair, at least temporarily, our ability to manufacture some of our products, or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increases in the prices for raw materials or energy resources may materially increase our costs and lower our earnings.

Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from some of these supply contracts because spot prices exceed contractually specified prices, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices and our profit margins may be adversely affected.

We also rely on a limited number of suppliers for a substantial portion of our raw material needs, such as iron ore and metallurgical coal meeting our technical specifications. Any failure of these suppliers to meet our needs for any reason could have an adverse effect on our financial results and operating performance. During both 2003 and 2004, we experienced disruptions in the supply of coal from our two largest suppliers, which led to depleted coal inventory levels, and substantially increased costs to purchase metallurgical coal from alternative sources, which adversely affected our operating results. Additional disruptions will cause us to purchase additional coal on the spot market, which may increase our coal supply costs. Additionally, our suppliers may not be able to supply our raw materials requirements in acceptable quantities, or at acceptable prices.

We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand, or inability to pay, from this group could adversely affect our total revenue.
Although we have a large number of customers, sales to our two largest customers, our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 26.1% of our net sales in 2004. Sales to our 10 largest customers, including to Wheeling-Nisshin and OCC, accounted for 43.9% of our net sales during the same period. We are likely to continue to depend upon a core group of customers for a material percentage of our net sales in the future. Our significant customers may not order steel products from us in the future or may reduce or delay the amount of steel products ordered. Any reduction or delay in orders could negatively impact our revenues. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

The cyclical nature of the industries we serve may cause significant fluctuations in the demand for our products and lead to periods of decreased demand.
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the appliance and construction industries. In addition, approximately 75% of our sales are made on the basis of purchase orders rather than long-term agreements, which we define as contracts exceeding three months. As a result, downturns in the US or global economies or in any of the industries we support could adversely affect the demand for and selling prices of steel, which could have an adverse affect on our results of operations and cash flows. We may not be able to sustain our level of total revenue or rate of revenue growth, if any, on a quarterly or annual basis. It is likely that, in some future quarters, our operating results may fall below our targets and the expectations of stock market analysts and investors. In such event, the price of our common stock could decline significantly.

We may not be able to implement our business plan because we may be unable to fund the substantial on-going capital and maintenance expenditures that our operations require.
Our operations are capital intensive. We require capital for, among other purposes, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. Our business plan provides that capital expenditures for the three-year period ending December 31, 2007 will aggregate approximately $267.3 million. This amount includes $1.9 million remaining for completion of the EAF; $77.3 million for a rebuild of the No. 8 coke battery, which is targeted for completion in late 2006; $14.5 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2005; and $9.8 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006, but does not include an aggregate $47 million that we believe would be needed in 2008 and 2009 if we decide to rebuild the Nos. 1, 2 and 3 coke batteries.

We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under the credit agreements, although our business plan assumes we will. If we are unable to fund our capital requirements, we may be unable to implement our business plan.

A significant interruption or casualty loss at any of our facilities could increase our production costs and reduce our sales and earnings.
Our steel making facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions. Any shutdown or interruption of a facility would reduce the production from that facility, which would substantially impair our business. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to the revenue losses, longer term business disruption could result in a loss of customers. To the extent these events are not covered by insurance, our cash flows may be adversely impacted by events of this type.

In December 2004, our steel-making operations were adversely affected by an incident involving the collapse of ductwork at our BOF facility. Production from the BOF was curtailed for 12 days following the incident resulting in the loss of approximately 10,000 tons of shipments in the fourth quarter of 2004, and anticipated further losses of 85,000 tons of shipments in the first quarter of 2005.

Our quarterly net sales, operating results and profitability may vary from quarter to quarter, which may lead to volatility in the trading price of our stock.
Our quarterly net sales, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. This may lead to volatility in our share price. Factors that are likely to cause these variations include but are not limited to: volatility in spot market prices for our steel products or raw materials and energy costs; global economic conditions; variations in the maintenance needs for our facilities and steel making operations; unanticipated changes in our labor relations; and seasonal aspects impacting demand for our steel products.

Our production costs may increase and we may not be able to sustain our sales and earnings if we fail to maintain satisfactory labor relations.
The majority of our hourly employees are covered by a collective bargaining agreement with the USWA that expires on September 1, 2008. Of our total employees, approximately 81.6% are unionized, including 79.3% of whom are members of the USWA. Any potential strikes or work stoppages in the future, and the resulting adverse impact on our relationships with our customers, could have a material adverse effect on our business, financial condition or results of operations. Additionally, other steel producers may have or may be able to negotiate labor agreements that provide them with a competitive advantage. In addition, many mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.

Environmental compliance and remediation costs could decrease our net cash flow, reduce our results of operations and impair our financial condition.
Our business and our ownership of real property are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. We incur substantial capital expenditures and other costs to comply with these environmental laws and regulations, particularly the federal Clean Air Act, or CAA, and the federal Resource Conservation and Recovery Act, or RCRA, and future developments under these or other laws could result in substantially increased capital, operating and compliance costs. Additionally, future decisions to terminate operations at any of our facilities may result in facility closure and cleanup costs. In addition, if we are unable to comply with environmental regulations, we may incur fines or penalties or may be required to cease some operations.

For the year ended December 31, 2004, we incurred approximately $5.5 million in environmental capital expenditures. Additional operational costs of complying with environmental laws are included in costs of goods sold. In addition, environmental capital expenditures are expected to be approximately $30.3 million in the aggregate for the years 2005 through 2007. If any of these costs exceed our projections, our business, financial condition and results of operations could suffer materially.

We are involved in a number of environmental remediation projects relating to our facilities and operations, and may in the future become involved in more remediation projects. While we reserve for costs relating to such projects when the costs are probable and estimable, those reserves may need to be adjusted as new information becomes available, whether from third parties, new environmental laws or otherwise. Accrued environmental liabilities totaled approximately $13.4 million as of December 31, 2004. In addition, we consider it reasonably possible that we could ultimately incur additional liabilities relative to our environmental exposures of up to $5.0 million.

Increases in our healthcare costs for active employees and future retirees may lower our earnings and negatively affect our competitive position in the industry.
We maintain defined benefit retiree healthcare plans covering all active union represented employees upon their retirement. We also provide medical benefits for retired salaried employees until they reach the age of 65. Healthcare benefits for active employees and future retirees are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both the subject of various cost-sharing features. These benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. If our costs under our benefit programs for active employees and future retirees exceed our projections, our business, financial condition and results of operations could be materially adversely affected. Additionally, mini-mills, foreign competitors and many producers of products that compete with steel typically provide lesser benefits to their employees and retirees, and this difference in cost could adversely impact our competitive position.

We may be subject to regulatory scrutiny and may sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation on an annual basis. Compliance with these requirements has been expensive and time-consuming, and we expect that to continue. While we believe that we will be able to continue to meet the required deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

Certain US federal income tax considerations may increase the amount of taxes we pay which could adversely affect our liquidity and reduce profitability.
We believe that as a result of the issuance of our stock to certain debtors pursuant to our plan of reorganization, effective as of August 1, 2003, we underwent an “ownership change” for purposes of section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Generally, subject to certain exceptions, section 382 of the Code does not limit the net operating loss (“NOL”) carryovers of a company that has an ownership change as a result of a Chapter 11 bankruptcy reorganization; however, if a company undergoes a subsequent ownership change within two years following the bankruptcy reorganization, the company loses the ability to use any NOL carryovers for all losses generated before the second ownership change. If we undergo a second ownership change within two years after August 1, 2003, our ability to utilize our NOL carryovers, including losses incurred after August 1, 2003, will be completely eliminated. Our NOL carryovers totaled approximately $287 million as of December 31, 2003. The elimination of our ability to use our NOL carryovers may increase the amount of taxes we may pay in the future which could adversely affect our liquidity and our cash flow and reduce profitability.

The largest beneficial owner of our shares, the VEBA trust, may have the ability to exercise significant influence over our affairs, and the interests of the VEBA trust may differ from our interests or the interests of other stockholders.

Our largest stockholder, the VEBA trust, beneficially owned 3,769,622 shares or approximately 26.1% of our common stock outstanding as of February 28, 2005. Although it has agreed to abstain from voting 1.3 million shares in any election of directors, the VEBA trust, whether acting alone, or together with other holders of substantial portions of our common stock, may have sufficient voting power to influence the outcome of matters requiring shareholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our certificate of incorporation, which governs the rights associated with our common stock.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. The independent trustee of the VEBA trust has a fiduciary obligation to maximize the assets of the trust and as a result, the interests of the VEBA trust may be different from our interests or the interests of other holders of our common stock, including investors who purchase common stock in this offering.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control involving us, even if that change of control would be beneficial.

Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is initially divided into three classes, serving staggered terms of one year, two years and three years, respectively, until the 2006 annual meeting of the stockholders, at which time all directors will be elected annually;

•	our bylaws provide that until the 2006 annual meeting of stockholders, any director or the entire board may be removed only for cause and only by the holders of at least a majority of the shares of common stock;

•	limitations on who can call special meetings of stockholders;

•	stockholders may not take action by written consent; and provisions of Delaware law may discourage, delay or prevent a change of control of WPC or unsolicited acquisition proposals; and

•	we adopted a shareholder rights plan in February 2005, the terms of which may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of our common stock on terms not approved by our Board of Directors.

Available Information
We maintain an Internet Website http://www.wpsc.com. We make available free of charge under the “Financial Reports” heading on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after providing such information electronically to the SEC. In addition, we also make available free of charge under the “Investor Relations” heading on our website, the Company’s audit committee, compensation committee, nominating/corporate governance committee, executive committee, safety committee and finance committee charters, as well as, the Company’s corporate governance guidelines, code of business conduct, whistleblower policy, and policy on trading of securities.

Item 2. PROPERTIES

Steubenville Complex
We have one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that generally produce substantially all of our coke requirements, two operating blast furnaces, one EAF, one BOF with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. A railroad bridge owned by us connects the Ohio and West Virginia locations, which are separated by the Ohio River. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot rolled products, which are either sold to third parties or shipped to other of our facilities for further processing into value-added products.

Other Plants
The following table lists our other principal plants and the annual capacity of the major products produced at each facility:

Locations and Operations	Capacity Tons/Year	Major Product
Allenport, Pennsylvania: Continuous pickler, tandem mill, temper mill and annealing lines	1,120,000	Cold-rolled sheets
Beech Bottom, West Virginia: Paint lines	308,000	Painted steel in coil form
Martins Ferry, Ohio: Temper mill, zinc coating lines	750,000	Hot-dipped galvanized sheets and coils
Yorkville, Ohio: Continuous pickler, tandem mill, temper mills and annelaing lines	660,000	Blackplate and cold-rolled sheets

All of the above facilities are currently owned by us and are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

We also own, or lease fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado; Palmetto, Florida; Fallon, Nevada; and Rankin, Pennsylvania.

We maintain regional sales offices in Chicago, Illinois and Pittsburgh, Pennsylvania and our corporate headquarters is located in Wheeling, West Virginia.

All of our property and equipment are subject to liens granted pursuant to our plan of reorganization, as described in Item 7 of this annual report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 3. LEGAL PROCEEDINGS

We are defendants from time to time in routine lawsuits incidental to our business. We do not believe that any proceedings, individually or in the aggregate, will have a material adverse effect on us. See ‘‘Environmental Matters’’ below for a description of certain of our environmental matters and Item 7 of this annual report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Reorganization” for a discussion of our reorganization in bankruptcy effective August 1, 2003.

Environmental Matters
As part of our plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental liability claims made by environmental regulatory agencies arising out of pre-petition stipulated penalties related to consent decrees and other pre-petition regulatory enforcement actions. The Company also believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites arising out of pre-petition activity.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2004 could total approximately $2.4 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $1.9 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.3 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.2 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $1.4 million was spent on these activities in 2002, $0.6 million in 2003 and $4.6 million in 2004. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company estimates the cost of removal of the remaining contaminated sediments at $3.4 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2006.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company will submit the results of this investigation to the USEPA in 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.2 million for such remediation measures.

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

Capital expenditures for environmental projects totaled $5.5 million for the year ended December 31, 2004. The Company estimates capital expenditures for environmental projects to be $12.0 million for 2005, $14.2 million for 2006 and $4.1 million for 2007. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $13.4 million at December 31, 2004. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of WPC’s security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Wheeling-Pittsburgh Corporation common stock is traded on the Nasdaq National Market under the symbol ‘‘WPSC.’’

The following table presents, for the periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market:

	High	Low
Year ended December 31, 2004:
Fourth quarter	$41.86	$26.48
Third quarter	$31.31	$19.75
Second quarter	$22.85	$12.93
First quarter	$24.82	$18.56

Year ended December 31, 2003:
Fourth quarter (from October 28, 2003) (1)	$26.47	$5.40

(1)	Shares of our common stock began trading on the Nasdaq National Market on October 28, 2003.

As of February 28, 2005, we had 14,434,715 shares of common stock outstanding and 3,304 stockholders of record.

Dividend policy
We currently intend to retain earnings for the continued development and expansion of our business. In addition, the terms of our credit agreements and indentures impose restrictions and limitations on the payment of dividends and the making of other distributions in respect of WPC’s common stock. Pursuant to the terms of our credit agreements, WPC is prohibited from directly or indirectly declaring or paying any dividend or making any other distribution on its common stock (other than dividends payable solely in its common stock). Similarly, pursuant to the terms of the indentures governing its Series A and Series B notes, WPSC is prohibited from declaring or paying any dividend or making any other distribution on its common stock (other than dividends and distributions payable in its common stock). In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of our board of directors.

Adoption of Shareholder Rights Plan

On February 14, 2005, the Company adopted a shareholder rights plan primarily intended to help protect its tax net operating loss carryforwards. As part of the plan, the Company declared a dividend of one right for each share of common stock held of record as of March 2, 2005, payable on March 2, 2005. The rights may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of our common stock on terms not approved by our Board of Directors. Acquisitions of our common stock that would otherwise trigger the rights under the terms of the plan are permitted where the entire Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of our stockholders. In addition, the Board of Directors may redeem the rights, at its discretion, at a redemption price of $.01 per right at any time until the close of business on the earlier of (i) the 10th day following the first day of any public announcement that a person has become an acquiring person under the terms of the rights plan or any earlier date on which the Board of Directors becomes aware of the existence of an acquiring person, or (ii) on the 10th business day after the date of commencement of a tender offer or exchange offer the consummation of which would result in any person or group becoming an acquiring person. The shareholder rights plan will expire on the earlier of the third anniversary date of the plan, or the date, if any, on which the Company first disclosed in any filing with the Securities and Exchange Commission that the Company’s net operating loss carry forwards no longer exceed $50 million. A copy of the Rights Agreement entered into by the

Company in connection with the shareholder rights plan has been filed as an exhibit to a Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 18, 2005.

Item 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the year ended December 31, 2004, the five-month period ended December 31, 2003, the seven month period ended July 31, 2003, and the year ended December 31, 2002 have been derived from our audited consolidated financial statements included in this report. Such financial statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, whose reports are included in this report. The financial data for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements that are not included in this report.

We adopted fresh-start accounting effective as of July 31, 2003, at the time our plan of reorganization became effective. As a result of this change in accounting, our historical financial statements will not be comparable to our future financial statements and therefore have been separated by a black line.

	Reorganized Company			Predecessor Company
	(Dollars in thousands,except per share amounts)
	Year	Five Months	Seven Months
	Ended	Ended	Ended		Year Ended
	December 31,	December 31,	July 31,		December 31,
	2004	2003	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Net sales, including sales to affiliates of $367,735, $101,501, $164273, $258,681, $204,537 and $225,441	$1,405,794	$396,902	$570,439	$979,993	$835,640	$1,119,031
Cost of sales, excluding depreciation, including cost of of products sold to affiliates of $324,813, $91,262, $143,840, $238,927, $204,107 and $192,514	1,206,773	395,950	563,832	894,449	866,065	1,054,386
Depreciation and amoritization expense	33,433	10,473	39,889	74,194	72,551	78,859
Selling, general and administrative expense	67,257	23,564	29,906	46,993	47,173	68,165
Reorganization and professional fee expense	—	(35)	8,140	11,755	14,200	4,140

Operating income (loss)	98,331	(33,050)	(71,328)	(47,398)	(164,349)	(86,519)
Interest expense and other financing costs	(19,778)	(10,215)	(9,185)	(15,987)	(17,448)	(35,969)
Other income (expense)	17,520	4,350	3,228	4,567	351	(3,015)
Reorganization adjustments	—	—	400,075	1,262	9,249	(2,592)

Income (loss) before taxes	96,073	(38,915)	322,790	(57,556)	(172,197)	(128,095)
Tax provision (benefit)	33,606	15	(641)	11	17	90,092

Net income (loss)	$62,467	$(38,930)	$323,431	$(57,567)	$(172,214)	$(218,187)

Basic earnings (loss) per share	$5.81	$(4.10)	*	*	*	*
Fully diluted earnings (loss) per share share	$5.68	$(4.10)	*	*	*	*
Average basic shares outstanding	10,758,908	9,500,000	*	*	*	*
Average diluted shares outstanding	11,002,203	9,500,000	*	*	*	*

* Prior to reorganization, WPC was a wholly-owned subsidiary of WHX Corporation.

	Reorganized Company			Predecessor Company
		(Dollars in thousands,except per share amounts)
	Year	Five Months	Seven Months
	Ended	Ended	Ended		Year Ended
	December 31,	December 31,	July 31,		December 31,
	2004	2003	2003	2002	2001	2000
Consolidated Operating and Other Data:
Employment:
Employment costs	$239,236	$94,651	$143,265	$248,829	$253,529	$297,011
Average number of employees	3,280	3,299	3,621	3,796	3,701	4,344
Production and Shipments:
Raw steel production – tons	2,362,886	958,816	1,399,853	2,527,826	2,266,605	2,344,649
Shipments of steel products – tons	2,125,434	912,937	1,305,046	2,213,506	2,027,037	2,354,308
Average sales price per ton	$661	$435	$437	$443	$412	$475
Other:
Operating income (loss) per ton shipped	$46	$(36)	$(55)	$(21)	$(81)	$(34)

	Reorganized Company			Predecessor Company
	Dollars in thousands
	As of		As of		As of
	December 31,		July 31,		December 31,
	2004	2003	2003	2002	2001	2000
Consolidated Balance Sheet Data (end of period)
Cash, cash equivalents and short-term investments	$31,198	$4,767	$7,382	$8,543	$7,586	$15,534
Working capital (deficit)	153,190	7,765	47,100	(255)	(187)	121,406
Property, plant and equipment – net	487,308	387,765	360,213	530,568	593,888	666,454
Total assets	955,359	868,886	878,769	959,116	990,865	1,170,436
Total debt, including capitalized and revolving credit facility	333,583	343,394	343,603	56,752	40,344	35,091
Liabilities subject to compromise	—	—	—	890,301	915,118	942,182
Stockholders’ equity (deficit)	290,478	104,613	142,500	(311,171)	(253,604)	(81,390)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Annual Report on Form 10-K.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth In Item 1 – Business – “Risk Factors” and elsewhere in this report.

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

An operating division of WPSC, WCC manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also has ownership interests in two joint ventures, Wheeling-Nisshin and OCC, which together consumed more than 30% of our steel tonnage shipped in 2004, representing 26.2% of our 2004 net sales. These joint ventures produce value-added steel products from materials and products supplied by us.

The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. Beginning in 1998 and continuing through 2000, record high levels of foreign steel imports as well as a general overcapacity in worldwide steel production caused a marked deterioration of steel prices, resulting in huge losses and substantial harm to the domestic steel industry. This record high level of foreign steel imports over a three-year period, coupled with the indebtedness we incurred as a result of a ten-month work stoppage which ended in August 1997, and approximately $200 million of capital expenditures used to modernize our facilities to increase quality, efficiency, safety and environmental conditions, resulted in substantial losses and the severe erosion of our financial position and liquidity. These losses and erosion of liquidity continued to occur notwithstanding increases in operating efficiencies resulting from the modernization of our facilities, various cost saving measures and the elimination of 20% of our hourly workforce negotiated in 1997, ultimately resulting in us filing for relief under Chapter 11 of the US Bankruptcy Code, as described below in further detail under the heading ‘‘Reorganization.’’

Over the past year, several factors, including an overall increase in the demand for steel, particularly in China and other countries, higher raw material input costs and a continuing weak US dollar have resulted in substantial increases in steel selling prices in the United States. The cost to produce steel has also increased, principally due to an increase in the cost of raw materials, in particular scrap, coal, coke and natural gas. The net result has had a favorable impact on our operating results and those of most other domestic producers.

On September 21, 2004, we completed a public stock offering of 3,719,898 shares of our common stock at an offering price of $29 per share. The net proceeds from the sale of $99.7 million were used to repay all amounts outstanding under our revolving credit agreement and to fund a restricted cash account for future capital expenditures.

In November 2004, we completed construction of our electric arc furnace (EAF) with the EAF producing its first heat on November 28, 2004. The EAF achieved over 40% of capacity with a cold metallic charge in the second month of operations. The EAF is expected to be operating at 75% of capacity by May 2005 and at full capacity by the fourth quarter of 2005. Steel production from the EAF, along with the idling of one of our two blast furnaces, will transform our operations from an integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and a mini-mill. This transformation will provide flexibility in our steel making process by enabling us to use the EAF on its own or in conjunction with our remaining blast furnace and basic oxygen furnace (BOF). The EAF has a continuous scrap feed, or Consteel®, and is differentiated from most mini-mills in that it has the ability to receive liquid iron as an alternative metallic input to more conventional steel scrap charged materials, enabling us to optimize our raw material input costs. Consteel® is the process of continuously feeding and pre-heating the metallic scrap charge to the EAF. The EAF will also reduce our requirements for coke as a raw material input. In June 2004, we entered into a long-term scrap supply agreement designed to provide us with an adequate and reliable source of scrap for our EAF operations. The EAF has several additional advantages over integrated steel production including lower capital expenditures for construction of facilities, a more variable cost structure and limited ongoing capital requirements to sustain operations. We expect to be able to maintain existing quality levels across our full range of products while using the EAF in our steel making process. We believe that the EAF has an annual production capacity of up to 2.5 million tons of liquid steel, depending on the mix of hot metal and scrap inputs. The flexibility of using various operating configurations of the EAF and BOF to maximize steel production is expected to enable us to produce 2.8 million tons of steel slabs annually and manage our cost structure more efficiently.

On December 23, 2004, WPSC entered into a Letter of Intent with Severstal North America, Inc. Under the non-binding terms of the letter of intent, WPSC and Several North America, Inc. agreed to form a Delaware limited liability company for the production of coke and coke related products. As part of the proposed project, WPSC is expected to contribute its coke producing batteries, certain related facilities and assets located at its facility in Follansbee, West Virginia and $20 million to the limited liability company. Severstal North America, Inc. is expected to make cash contributions in the amount of $140 million to the limited liability company over three years, which would be used to substantially rebuild the coke batteries. After all contributions are received, the limited liability company would be owned 50% by WPSC and 50% by Severstal North America, Inc. Both parties would then be entitled to 50% of the coke produced by the facility.

On February 14, 2005, we adopted a shareholder rights plan primarily intended to help protect our tax net operating loss carryforwards. As part of the plan, we declared a dividend of one right for each share of common stock held of record as of March 2, 2005, payable on March 2, 2005. The rights may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of our common stock on terms not approved by our Board of Directors. Acquisitions of our common stock that would otherwise trigger the rights under the terms of the plan are permitted where the entire Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of our stockholders. In addition, the Board of Directors may redeem the rights, at its discretion, at a redemption price of $.01 per right at any time until the close of business on the earlier of (i) the 10th day following the first day of any public announcement that a person has become an acquiring person under the terms of the rights plan or any earlier date on which the Board of Directors becomes aware of the existence of an acquiring person, or (ii) on the 10th business day after the date of commencement of a tender offer or exchange offer the consummation of which would result in any person or group becoming an acquiring person. The shareholder rights plan will expire on the earlier of the third anniversary date of the plan, or the date, if any, on which the Company first discloses in any filing with the Securities and Exchange Commission that the Company’s net operating loss carryforwards no longer exceed $50 million.

Reorganization
On November 16, 2000, WPC and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code in the US Bankruptcy Court for the Northern District of Ohio, referred to herein as the Bankruptcy Court. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

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

Following is a summary of some of the significant transactions consummated on or about the effective date of our plan of reorganization.

•	WPC amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	WPC exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in Series A secured notes issued by WPSC, collateralized by a second lien on our tangible and intangible assets (other than our accounts receivable and inventory), our equity interests in our joint ventures, mortgaged real property and pledged stock of our subsidiaries and a third lien on our accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, collateralized by a fifth lien on our tangible and intangible assets, our equity interests in our joint ventures, and our accounts receivable and inventory, and 3,410,000 shares of common stock of WPC constituting 34.1% thereof.

•	WPC cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	WPC cancelled all shares of its common stock that existed prior to the implementation of our plan of reorganization, at which point we ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan agreement, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WP Steel Venture Corporation, a wholly-owned subsidiary of WPC, and is collateralized by a first lien on our tangible and intangible assets (other than accounts receivable and inventory), our equity interests in our joint ventures, mortgaged real property and pledged stock of our subsidiaries and a second lien on our accounts receivable and inventory. WPSC also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by WPC and WP Steel Venture Corporation and is collateralized by a first lien on our accounts receivable and inventory and a third lien on our other tangible and intangible assets, our equity interests in our joint ventures, mortgaged real property and pledged stock of our subsidiaries.

•	All of our obligations under our $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	WPC and WPSC entered into agreements with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by us to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation, or PBGC, and the USWA with respect to our separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with our unionized employees represented by the United Steelworkers of America, or USWA, which modified our existing labor agreement to provide for, among other things, future pension arrangements with USWA and reductions in our employee-related costs.

•	WPC issued 4,000,000 shares of its new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under our prior labor agreement and an additional 1,000,000 shares of its common stock constituting 10% thereof to or for the benefit of our salaried employees.

•	WPC issued 1,590,000 shares of its new common stock constituting 15.9% thereof to certain of our creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of December 31, 2004, approximately 53,052 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100 thousand and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, we are the plaintiffs in a number of preference actions, where we are seeking to recover monies from creditors. We do not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material effect on us.

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

Fresh Start Reporting

In accordance with SOP 90-7, effective as of July 31, 2003, we adopted ‘‘Fresh Start Reporting’’ for our reorganized company and recorded assets and liabilities at their fair values. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.

Other Postemployment Benefits (OPEB)

The traditional medical and life insurance benefits that were provided to past retirees were terminated effective October 1, 2003. Pursuant to our labor agreement, which we entered into in connection with our plan of reorganization, past retirees will receive medical and life insurance benefits under a VEBA trust. Future retirees under the labor agreement will be covered by a medical and life insurance program similar to that of active employees. All retirees and their surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage, which, in the case of those covered under the VEBA trust, are made directly to the trust. Because these benefits provided by us will be paid in the future over what could be many years, we estimate the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 11.0% in 2005. This rate is assumed to decrease gradually to an ultimate rate of 5.0% in 2009 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would result in an increase in the accumulated postretirement benefit obligation of approximately $4.3 million. A 1% decrease in the health care cost trend rate would result in a decrease in the accumulated postretirement benefit obligation of approximately $2.1 million. A 1% increase in the health care cost trend rate would result in an increase in post-retirement benefit expenses of approximately $0.4 million annually. A 1% decrease in the health care cost trend rate would result in a decrease in post-retirement benefit expenses of approximately $0.2 million annually.

The discount rate applied to our OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2004 was 5.75%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan, which does not include hourly employees who retired prior to October 1, 2003. A 1% increase in the discount rate would result in a decrease in the accumulated postretirement benefit obligation of approximately $4.8 million. A 1% decrease in the discount rate would result in an increase in the accumulated postretirement benefit obligation of approximately $5.0 million. A 1% increase in the discount rate would result in a decrease in post-retirement benefit expenses of approximately $380 thousand. A 1% decrease in the discount rate would result in an increase in post-retirement benefit expenses of approximately $370 thousand.

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

Deferred taxes

Full realization of net deferred tax assets is dependent on our ability to generate future taxable income and maintain substantially our existing ownership. An ‘‘ownership change,’’ as defined in Section 382 of the Internal Revenue Code of 1986, could completely eliminate our net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.

Environmental and legal contingencies

We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revise the amounts recorded in the period in which changes in estimate occur.

RESULTS OF OPERATIONS

The consolidated financial statements from and after the effective date of our plan of reorganization August 1, 2003, are those of a new reporting entity (the ‘‘Reorganized Company’’) and are not comparable to the pre-confirmation periods of the old reporting entity (the ‘‘Predecessor Company’’).

Year ended December 31, 2004

Net sales for the year ended December 31, 2004 totaled $1,405.8 million on shipments of steel products totaling 2.1 million tons. Steel prices averaged $661 per ton in 2004, including $77 per ton for raw material surcharges. As a result of substantially higher raw material costs experienced by us and our competitors, surcharges were implemented throughout the industry in early 2004, in order to recoup the higher raw material costs. Average steel price per ton reflected a mix of products that included 30.7% hot rolled in 2004.

Cost of goods sold for the year totaled $1,206.7 million, or $568 per ton shipped. Cost of goods sold increased during 2004 as costs for scrap, coal, iron ore and alloys increased significantly. Due to disruptions in our coal supply during 2004 and related maintenance issues at our coke facility, it was necessary for us to supplement our internal production of coke with high-cost spot coke purchases, incur significant coke battery repair costs, and purchase additional natural gas. Other facilities also incurred relatively high repair costs to ensure reliable production capacity. Cost of goods sold was adversely affected by the collapse of BOF ductwork at our principal steelmaking facility in December 2004, which interrupted operations for 12 days. The company is pursuing insurance recoveries for property damage and the business interruption effects of the incident. Flooding on the Ohio River during September 2004 also caused us to lose production and incur additional costs. Cost of goods sold included charges related to our VEBA and profit sharing plans and a contractual 5.8% wage increase for USWA employees in May 2004. The raw steel production-operating rate for the year, which included unplanned outages, was 91.6% of capacity.

Cost of goods sold was reduced in 2004 by $2.8 million resulting from the settlement of a pre-petition insurance claim and by $5.0 million related to a non-recurring VEBA expense reduction item.

Depreciation expense for the year totaled $33.4 million on average fixed assets of $463.8 million. Fixed assets were recorded at fair value as part of the reorganization.

Selling, administrative and general expense for the twelve-month period totaled $67.3 million.

Interest expense for the twelve-month period totaled $19.8 million. Long-term debt averaged $338.5 million during the period. Borrowings under the revolving credit facility ranged from $79.2 million to $92.7 million through

September 2004, at which time outstanding indebtedness under our revolving credit facility was repaid with proceeds from our public stock offering. Interest expense also includes amortization of capitalized financing costs.

Other income totaled $17.5 million for the year and primarily reflected equity earnings of our joint ventures. Net income for the year ended December 31, 2004 totaled $62.5 million, or $5.81 earnings per basic share and $5.68 earnings per diluted share.

Five months ended December 31, 2003 – ‘‘Reorganized Company’’

Net sales for the five-month reorganized period ended December 31, 2003 totaled $396.9 million on shipments of steel products totaling 0.9 million tons. Steel prices averaged $435 per ton. The average steel price per ton reflected a mix of products that included 30.2% hot rolled.

Cost of goods sold totaled $396.0 million for the five-month period. Cost of goods sold averaged $434 per ton shipped. Raw material costs and fuel costs were impacted by market prices that were higher than in recent years. The raw steel production-operating rate during the five-month period, which included a 15-day planned outage in November, was 89.1%.

Depreciation expense totaled $10.5 million for the five-month period on average fixed assets of $379.5 million. Fixed assets were recorded at fair value as part of the plan of reorganization.

Selling, administrative and general expense totaled $23.6 million for the five-month period.

Interest expense totaled $10.2 million for the five-month period. Long-term debt totaled $340.7 million and the revolving credit facility ranged from $36.9 million to $79.3 million. Interest expense also included amortization of capitalized finance costs.

Other income totaled $4.4 million for the five-month period and primarily reflected equity earnings of our joint ventures.

The net loss for the five-month period ended December 31, 2003 totaled $38.9 million, or a $4.10 loss per basic and diluted share.

Seven months ended July 31, 2003 – ‘‘Predecessor Company’’

Net sales for the seven-month pre-reorganization period ended July 31, 2003 totaled $570.4 million on shipments of steel products totaling 1.3 million tons. Steel prices averaged $437 per ton. The average steel price per ton reflected a mix of products that included 28.2% hot rolled.

Cost of goods sold for the seven-month period totaled $563.8 million. Cost of goods sold averaged $432 per ton shipped. The raw steel production-operating rate during the seven-month period was 93.7% of capacity.

Depreciation expense for the seven-month period totaled $39.9 million on average fixed assets, before revaluation, of $1,248.6 million.

Selling, administrative and general expense for the seven-month period totaled $29.9 million.

Reorganization and professional fee expense totaled $8.1 million for the seven-month period. Non-recurring gains totaled $400.1 million for the seven-month period as a result of our emergence from bankruptcy as of August 1, 2003. The $557.5 million gain on discharge of debt reflected pre-petition liabilities in excess of distributions made pursuant to our plan of reorganization. The $152.7 million fair value adjustment primarily reflected the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.7 million.

Interest expense for the seven-month period totaled $9.2 million, which primarily reflected interest on the revolving credit facility.

Other income totaled $3.2 million for the seven-month period and primarily reflected equity earnings of our joint ventures.

The net income for the seven-month pre-organization period ended July 31, 2003 totaled $323.4 million.

Year ended December 31, 2002

Net sales for 2002 totaled $980.0 million on shipments of 2.2 million tons of steel products. Steel prices averaged $443 per ton. The average steel price per ton reflected a mix of products that included 26.4% hot rolled.

Cost of goods sold for the year totaled $894.4 million. Cost of goods sold averaged $404 per ton shipped. Cost of goods sold was reduced in 2002 as the result of significant wage and salary reductions for both hourly and salaried employees. The raw steel production-operating rate during 2002 was 98.3% of capacity.

Depreciation expense was $74.2 million in 2002 on average fixed assets, before revaluation, of $1,245.8 million.

Selling, administrative and general expense was $47.0 million in 2002.

Reorganization and professional fee expense was $11.8 million in 2002. Legal expense related to the reorganization was $4.9 million in 2002. Accounting and reorganization advisory expense related to the reorganization was $3.5 million in 2002 and other professional services expense was $3.4 million in 2002. Reorganization income for the year was $1.3 million.

Interest expense for the year was $16.0 million, which primarily reflected interest on the revolving credit facility.

Other income for the year was $4.6 million and primarily reflected equity earnings of our joint ventures.

The net loss for the year ended December 31, 2002 totaled $57.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from Chapter 11 bankruptcy proceedings on August 1, 2003, our primary sources of liquidity have been borrowings under our $250 million senior secured term loan agreement, borrowings under our $225 million senior secured revolving credit facility, and a $10 million unsecured note. We have used approximately $199.7 million of the proceeds of the foregoing debt financings to pay our obligations under our plan of reorganization, including paying off our debtor-in-possession credit facility and paying other cash claims under our plan of reorganization.

On September 21, 2004, pursuant to a public offering, we sold 3,719,898 shares of common stock at an offering price of $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs of $8.2 million, were used to repay the outstanding indebtedness under our revolving credit facility in the amount of $92.7 million and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

Our credit agreements required us to maintain borrowing availability of at least $50 million under our revolving credit facility through December 31, 2004. After December 31, 2004, we are required to maintain borrowing availability of at least $25 million under the facility. Under the terms of our amended term loan agreement, we are also limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility. Our credit agreements also specify certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply commencing with the quarter ending March 31, 2005. These financial covenants did not apply prior to that date as long as we maintained minimum availability under our revolving credit facility of at least $50 million through December 31, 2004. Our minimum availability amounted to $131.3 million as of December 31, 2004. Additionally, had these financial covenants been applicable, we would have been in compliance with these financial covenants as of December 31, 2004.

As of December 31, 2004, we had the following amounts available for our working capital and planned capital expenditures: cash and cash equivalents of $31.2 million; $12.5 million of restricted cash, including $5.5 million for construction of the electric arc furnace and $7.0 million for other capital expenditures; and $131.3 million of availability under our revolving credit facility, after giving effect to required reserves, outstanding letters of credit and the $150 million maximum availability limitation under the facility, as discussed more fully below.

For the year ended December 31, 2004, we generated cash flow from operating activities of $72.0 million. Considering our liquidity position as of December 31, 2004 noted above and provided that business conditions do not deteriorate significantly, we anticipate being able to maintain operations and meet our capital needs without the need for additional financing.

The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date:

Collateral Type
Tangible and Intangible Assets
	and Joint Venture Equity Interest	Accounts Receivable and Inventory
Debt obligation secured by first security interest	$250 Million Term Loan	$225 Million Revolving Credit Facility

Debt obligation secured by second security interest	$40 Million Series A Notes	$250 Million Term Loan

Debt obligation secured by third security interest	$225 Million Revolving Credit Facility	$40 Million Series A Notes

Debt obligation secured by fourth security interest	$20 Million Series B Notes	$20 Million Series B Notes

The deferred payment obligations with respect to the iron ore sales agreement with Itabira Rio Doce were satisfied in full in December 2004. Therefore, the fourth security interest in tangible and intangible assets and joint venture equity interest, and accounts receivable and inventory, which previously secured these obligations, was released.

In the event that we are unable to satisfy our payment and other obligations under our secured debt, the lenders under our secured debt obligations have various rights and remedies, including the right to force the sale of our assets and to apply the proceeds thereof to repay amounts owed by us. If such a foreclosure were to occur, then we may be unable to maintain our operations, and our business, financial condition and results of operations could materially suffer and our shareholders may lose all or part of their investment. A summary description of these obligations follows:

$250 million term loan agreement

In connection with our plan of reorganization, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, or the Steel Board, and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must pay the agent an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008. Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 4.1% at December 31, 2004. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of $150 million due on August 1, 2008 if such loan is not re-offered.

Under the original terms of our term loan agreement, we were required to prepay an amount equal to 50% of the net cash proceeds (as defined in the term loan agreement) from any issuance or sale of our capital stock and to apply such net cash proceeds to remaining installments in inverse order of maturity. In June 2004, we entered into an amendment and waiver to our term loan agreement to eliminate these prepayment requirements with respect to any issuance or sale of our capital stock on or before January 31, 2005. Specifically, the amendment and waiver provides that the net cash proceeds from the sale of our common stock in any offering on or before January 31, 2005 will be applied first to repay any outstanding principal borrowing under our revolving credit facility without reducing the commitment amount (excluding any letters of credit then outstanding), second, to the extent of any excess, to fund up to $35 million in capital expenditures (other than the EAF and the No. 8 coke battery) and third, to the extent of any then-remaining excess, to repay principal amounts outstanding under our term loan agreement, with such repayments applied pro rata across all three term loan tranches and pro rata against each scheduled maturity within each tranche. All proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. On September 21, 2004, we sold 3,719,898 shares of common stock at $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs, were used to repay the outstanding indebtedness under our revolving credit facility in the amount of $92.7 million and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures. Additionally, the terms of the amendment and waiver exclude from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery. The $85 million for the No. 8 coke battery and up to $35 million to be held in the segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limits us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provides for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $198.7 million in principal amount was outstanding as of December 31, 2004.

Pursuant to the provisions of our term loan agreement, we are subject to, and are currently in compliance with, various covenants, including compliance with the terms and conditions of the guarantee of the Steel Board and the related guarantee of the West Virginia Housing Development Fund, limitations on indebtedness, guaranty obligations, liens, sale of subsidiary stock, dividends, distributions and investments.

Our term loan agreement also specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply commencing with the quarter ending March 31, 2005. These financial covenants did not apply prior to that date as long as we maintained minimum availability under our revolving credit facility of at least $50 million through December 31, 2004. Our minimum availability amounted to $131.3 million as of December 31, 2004. Additionally, had these financial covenants been applicable, we would have been in compliance with these financial covenants as of December 31, 2004. Whether we will be able to meet such covenants in future periods will substantially depend on our performance and the market conditions in the steel industry at the time we are required to comply with such covenants.

Our term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements. Under our term loan agreement, we are permitted to incur capital expenditures with respect to certain specified projects up to specified maximum amounts, including the EAF, an automatic roll changer system at our Mingo Junction facility, and the Allenport cold mill improvements. In addition, the amendment and waiver permits us to incur capital expenditures with respect to the rebuild of the No. 8 coke battery in an amount not to exceed $85 million. We are further permitted to incur additional expenses for capital improvements for other projects in amounts not to exceed in the aggregate specified maximums for each calendar year, ranging from $33.9 million to $44 million.

$225 million revolving credit facility

In connection with our plan of reorganization, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The facility matures on August 1, 2006. At December 31, 2004, there were no borrowings under the revolving credit facility, and we had $131.3 million of availability, after giving effect to required reserves, outstanding letters of credit and the a $150 million maximum availability limitation under the facility. We are subject to, and are currently in compliance with, various covenants set forth in the revolving credit agreement, which are substantially similar to those contained in the term loan agreement, as amended, as described above. Under the terms of our amended term loan agreement, we are limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.

Similar to the term loan agreement, we negotiated an amendment to our revolving credit facility. Under the amendment, all proceeds up to $35 million that are allocated for capital expenditures will be held in a segregated cash account. The amendment also permits us to incur an additional $85 million in capital expenditures toward the rebuild of the No. 8 coke battery. Of the $85 million available for the No. 8 coke battery, only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery and up to $35 million to be held in a segregated cash account for capital expenditures are also excluded from the computation of our consolidated fixed charge coverage ratio. On September 21, 2004, we sold 3,719,898 shares of common stock at an offering price of $29 per share, generating gross sales proceeds of $107.9 million. These proceeds, net of issuance costs, were used to repay the outstanding indebtedness under our revolving credit facility in the amount of $92.7 million and to fund a restricted cash account in the amount of $7.0 million to be used to fund future capital expenditures.

$40 million Series A notes

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until July 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin. and OCC to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions.

$20 million Series B notes

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued Series B secured notes in the aggregate principal amount of $20 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

$10 million unsecured note

On August 1, 2003, pursuant to our plan of reorganization, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation. In July 2004, the WHX note was sold by WHX to a third party. The unsecured note bears interest at 6% per annum, matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin and OCC and Feralloy-Wheeling Specialty Processing Co., that are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin. and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS

In connection with the implementation of our plan of reorganization, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

•	Modification and assumption agreement between WPSC and Danieli Corporation. This agreement modifies an agreement between WPSC and Danieli Corporation, dated July 6, 2000, pursuant to which WPSC agreed to purchase from Danieli Corporation certain roll-changing equipment. Under the original agreement, WPSC owed approximately $7.36 million to Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Steel Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $679,000 has been paid as of December 31, 2004, and the balance of which is to be paid in progress payments as work on the automatic roll changers project is completed, which is expected in 2005) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.

•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC has entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 5.6% per annum.

•	Agreement among WPSC, Itabira Rio Doce Company, Ltd. and Rio Doce Limited. This agreement provides for repayment, in equal monthly installments over a period not to exceed eighteen months from May 1, 2003, of WPSC’s $5.1 million deferred payment obligation under a certain iron ore sales agreement dated October 1, 2001. The obligation was repaid, in full, during 2004 and no amounts remain outstanding pursuant to this agreement.

In addition, we have ongoing funding obligations under our labor agreement with the USWA. Effective May 31, 2004, USWA wage rates increased by approximately 5.8%. In addition, a 12% temporary wage reduction that had been in effect since May 2003 was eliminated. We also increased wages for our salaried employees by 5% effective June 1, 2004. During 2005, under our labor agreement with the USWA, an 8% wage increase will take effect in May 2005, with an additional 3% wage increase taking effect in September 2005. All of the obligations referenced in this section, except for the increase in wage rates, are included in the table of contractual commitments set forth below.

CONTRACTUAL COMMITMENTS

As of December 31, 2004, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)

				2006 to	2008 to
	Total		2005	2007	2009	Thereafter
Long-term debt (1)	$326.7		$30.7	$51.8	$170.2	$74.0
Capital leases (1)	7.0		0.7	1.3	1.2	3.8
Long-term operating leases (2)	22.3		3.9	5.0	4.9	8.5
Other long term liabilities:
Steelworker Pension Trust	14.3	(3)	3.9	7.8	2.6	—
OPEB	22.8	(4)	3.7	8.6	10.5	—
Severance	14.5	(5)	8.7	4.3	1.4	0.1
Coal miner retiree medical	4.7		0.3	0.5	0.5	3.4
Worker’s compensation	34.5	(6)	6.9	13.8	13.8	—
Special bonus payment	10.0	(7)	5.0	5.0	—	—
Purchase commitments:
Oxygen supply	71.4	(8)	7.2	14.4	14.4	35.4
Electricity	67.2	(9)	4.8	9.6	9.6	43.2
Coal	28.8	(10)	9.6	19.2	—	—
Capital commitments	27.5	(11)	27.5	—	—	—

Total	$651.7		$112.9	$141.3	$229.1	$168.4

1.	See Note 13 to Consolidated Financial Statement in Item 8 – Financial Statements and Supplementary Data..

2.	See Note 14 to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

3.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USWA, through the end of the labor contract, which expires on September 1, 2008.

4.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2009.

5.	Amount represents payments under employee buyout program. 650 bargaining employees elected buyouts that extend through 2010.

6.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2004 and anticipates payment of approximately $6.9 million per year. No estimate has been made beyond 2009.

7.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy. Payments of $5.0 million are to be made on December 15, 2005 and 2006.

8.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

9.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. At December 31, 2004, a maximum termination payment of $33.4 million would have been required.

10.	In 2004,we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. At December 31, 2004, a maximum termination payment of $7.6 million would have been required.

11.	Amounts reflect contractual commitments for capital expenditure as of December 31, 2004.

Planned capital expenditures

Our planned capital expenditures for the three-year period 2005 through 2007 total approximately $267.3 million, and include, but are not limited to, the following capital expenditure projects:

•	$1.9 million remaining to be spent on the EAF;

•	$77.3 toward completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is expected to begin in 2005 and be completed in mid 2006 (although, see “Business — Recent Developments” regarding the proposed joint venture);

•	$14.5 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2005; and

•	$9.8 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.

In addition to the planned capital expenditure amounts identified above, we are also contemplating, at our option, a complete rebuild of the Nos. 1, 2 and 3 coke batteries in 2008 and 2009, at an estimated aggregate cost of approximately $47.0 million. Our decision to rebuild these coke batteries will depend, in part, on whether we believe potential revenues from the sale of resulting excess coke production attributable to the continued operation of these three batteries justifies these expenditures. (See potential joint venture described in “Business — Recent Developments”).

Under our credit agreements, we are permitted to undertake the construction of the EAF, No. 8 coke battery rebuild, hot strip mill automatic roll changer installation and cold mill improvements, subject to pre-established spending limits provided in our restrictive covenants. These covenants also limit the amounts that we can spend on any other capital expenditure projects undertaken in 2005, and 2006 to $44.0 million, and $37.1 million, respectively, subject to adjustment for permitted carryover of a portion of any unexpended amounts in these and prior years.

During the year ended December 31, 2004, we spent approximately $132.4 million on capital expenditures, including $95.9 million on our EAF, $81.6 million of which was funded through our restricted cash account.

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

During 2004, we incurred aggregate obligations under the VEBA trust and the profit sharing plans of $39.3 million. Of this amount $13.0 million was settled with pre-funded amounts. Of the remaining $26.3 million, $21.3 million was settled in common stock, $3.3 million was settled in cash and $1.7 million is expected to be settled in common stock in the first quarter of 2005.

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

During 2004, variable contributions of $22.9 million were incurred. Of this amount, $13.0 million was satisfied with pre-funded amounts. Of the remaining $9.9 million, $4.9 million was settled by contributing an aggregate 169,622 shares of common stock, $3.3 million was settled in cash and $1.7 million is expected to be settled in common stock in the first quarter of 2005.

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

To the extent that contributions become due under (ii) of the Variable Contribution formula described above and we decide to make such contributions in stock, we have discretion to apply up to 1.6 million of the Initial Shares as a credit, share for share, against future stock contribution amounts to the trust. Shares of WPC common stock contributed to the trust in satisfaction of, or in the case of Initial Shares applied as a credit against, our obligations, are valued based on the closing price of WPC common stock for the 10 trading days immediately preceding the date of contribution.

Pursuant to a Stock Transfer Restriction and Voting Agreement, the trustee of the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. During the first two years, the VEBA trust is not permitted to sell any of the Initial Shares without our authorization unless it holds, at the time of such sale, fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. As described above, we authorized the disposition of 400,000 shares of our common stock held by the VEBA trust in satisfaction of certain funding obligations with respect to the trust (all of which had been disposed by the VEBA trust as of September 30, 2004). In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.

Profit sharing plans

Pursuant to the collective bargaining agreement with the USWA, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USWA employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. The profit sharing pool will be divided among all employees on the basis of hours attributed to each employee within each quarter. We have the discretion to make future payments, if any, in cash or in WPC common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust under (iv) of the Variable Contribution formula described under “VEBA trust” above, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.

During 2004, we incurred a profit sharing obligation under this plan of $12.8 million. This amount was settled by contributing an aggregate 427,118 shares of common stock.

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

During 2004, a profit sharing obligation of $3.6 million was incurred under this plan. This amount was settled by contributing an aggregate of 120,585 shares of common stock. Under the terms of the plan, we must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the company stock fund (as defined in our salaried 401(k) savings plan) under our salaried 401(k) savings plan, which restricts participants from making dispositions of our common stock out of the fund for a period of 24 months following any contribution other than distributions following termination of employment, or the death or disability of the participant. All profit sharing payments that become due are considered 100% vested when made.

RECENT ACCOUNTING STANDARDS

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities”, in December 2003. Additionally, the FASB issued several FASB Staff Positions during 2004, addressing, clarifying and amplifying FIN46. FIN 46R is effective for all variable interest entities, other than special-purpose entities, for periods ending after March 15, 2004. This interpretation and the related staff positions had no effect on the financial statements of the Company.

The Company adopted FASB No. 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” (FASB 132-R). FASB 132-R

revises employers’ disclosures about pension plans and other postretirement benefit plans. These disclosures are provided in Note 15.

The FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, in May 2004. Based on a preliminary assessment of final guidance on determining actuarial equivalence, the Company has assumed that its prescription drug benefits will not be actuarially equivalent to the prescription drug benefits under Medicare Part D.

The FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” in December 2004. FSP No. 109-1 requires the tax deduction provided by this tax act to be accounted for as a special deduction under FASB No. 109. The Company adopted this staff position and incorporated the related effects in computing tax expense and related tax assets and liabilities for 2004.

The FASB issued FASB No. 123®, “Share-Based Payment”, in December 2004. FASB No 123® requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. FASB No. 123® is effective for the third quarter of 2005. Due to the immaterial number of share-based payments made by the Company, the Company does not expect this statement to have a material impact on its financial statements.

The FASB issued FASB No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. FASB No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the Bankruptcy Code, interest is generally not allowable on unsecured pre-petition obligations. Pursuant to our plan of reorganization, substantially all of our pre-reorganization debt was repaid or otherwise satisfied and we entered into the term loan agreement and revolving credit facility. At December 31, 2004, we had approximately 70% of the aggregate principal amount of debt under fixed-rate instruments with the balance under variable-rate instruments. Since our portfolio of debt is comprised primarily of fixed-rate instruments, the fair value of the debt is relatively sensitive to the effects of interest rate fluctuations. However, our interest expense is insensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $1.0 million.

Credit risk

Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counter-parties.

Foreign currency exchange risk

Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements from and after the effective date of the plan of reorganization August 1, 2003, are those of a new reporting entity (Reorganized Company) and are not comparable to the pre-confirmation periods of the old reporting entity (Predecessor Company). As a result, the independent registered public accounting firm prepared two reports, one for the financial statements of the Reorganized Company and the other for the financial statements of the Predecessor Company.

Management’s Report on Internal Control Over Financial Reporting.

Management of Wheeling-Pittsburgh Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, and the report is set forth in the Report of Independent Registered Public Accounting Firm which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wheeling-Pittsburgh Corporation:

We have completed an integrated audit of Wheeling-Pittsburgh Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its consolidated financial statements for the period from August 1, 2003 to December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (Reorganized Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from August 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Reorganized Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Ohio confirmed the Reorganized Company’s Third Amended Joint Plan of Reorganization (the Plan) on June 18, 2003. Confirmation of the Plan resulted in the discharge of all claims against the Reorganized Company that arose before November 16, 2000 and substantially alters or terminates all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on August 1, 2003 and the Reorganized Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Reorganized Company adopted fresh start accounting as of August 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that the Reorganized Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Reorganized Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Reorganized Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Reorganized Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wheeling-Pittsburgh Corporation:

In our opinion, the accompanying consolidated statements of operations, cash flows, and changes in stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of Wheeling-Pittsburgh Corporation and its subsidiaries (Predecessor Company) and their cash flows for the period from January 1, 2003 to July 31, 2003, and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on November 16, 2000 with the United States Bankruptcy Court for the Northern District of Ohio for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Third Amended Joint Plan of Reorganization was substantially consummated on August 1, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2004

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Year	Five Months	Seven Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Revenues
Net sales, including sales to affiliates of $367,735, $101,501, $164,273 and $258,681	$1,405,794	$396,902	$570,439	$979,993

Cost and expenses
Cost of sales, including cost of sales to affiliates of $324,813, $91,262, $143,840 and $238,937, excluding depreciation and amortization expense	1,206,773	395,950	563,832	894,449
Depreciation and amortization expense	33,433	10,473	39,889	74,194
Selling, general and administrative expense	67,257	23,564	29,906	46,993
Reorganization and professional fee expense	—	(35)	8,140	11,755

Total costs and expenses	1,307,463	429,952	641,767	1,027,391

Operating income (loss)	98,331	(33,050)	(71,328)	(47,398)

Interest expense and other financing costs	(19,778)	(10,215)	(9,185)	(15,987)
Other income	17,520	4,350	3,228	4,567
Reorganization income (expense):
Fair value adjustments	—	—	(152,708)	—
Gain on discharge of indebtedness	—	—	557,541	—
Other	—	—	(4,758)	1,262

Income (loss) before income taxes	96,073	(38,915)	322,790	(57,556)
Income tax provision (benefit)	33,606	15	(641)	11

Net income (loss)	$62,467	$(38,930)	$323,431	$(57,567)

Earnings per share
Basic	$5.81	$(4.10)	*	*
Diluted	$5.68	$(4.10)	*	*

Weighted average shares (in thousands):
Basic	10,759	9,500	*	*
Diluted	11,002	9,500	*	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$31,198	$4,767
Trade receivables, less allowance for doubtful accounts of $2,697 and $2,061	144,509	104,025
Inventories	156,669	146,895
Prepaid expenses and deferred charges	29,953	11,583

Total current assets	362,329	267,270
Investment in and advances to affiliated companies	53,016	42,857
Property, plant and equipment, less accumulated depreciation of $42,536 and $10,051	487,308	387,765
Deferred income tax benefits	18,751	23,170
Restricted cash	12,502	87,138
Goodwill	—	30,000
Other intangible assets, less accumulated amortization of $1,346 and $423	5,174	9,076
Deferred charges and other assets	16,279	21,610

Total assets	$955,359	$868,886

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$92,434	$76,108
Short-term debt	—	79,251
Payroll and employee benefits payable	48,611	57,862
Accrued federal, state and local taxes	10,073	10,744
Deferred income tax liabilities	18,751	23,170
Accrued interest and other liabilities	7,843	9,672
Long-term debt due in one year	31,427	2,698

Total current liabilities	209,139	259,505
Long-term debt	302,156	340,696
Other employee benefit liabilities	135,608	142,433
Other liabilities	17,978	21,639

Total liabilities	664,881	764,273

Stockholders’ equity
Common stock – $.01 Par value; 14,437,223 and 10,000,000 shares issued, 14,433,223 and 10,000,000 shares outstanding	144	100
Additional paid-in capital	270,784	149,901
Accumulated earnings (deficit)	23,537	(38,930)
Deferred compensation	(3,927)	(6,458)
Treasury stock, 4,000 shares, at cost	(60)	—

Total stockholders’ equity	290,478	104,613

Total liabilities and stockholders’ equity	$955,359	$868,886

The accompanying notes are an integral part of the financial statement.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands)

	Reorganized Company		Predecessor Company
	Year	Five	Seven	Year
	Ended	Months Ended	Months Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Cash flows from operating activities
Net income (loss)	$62,467	$(38,930)	$323,431	$(57,567)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	33,433	10,473	39,889	74,194
VEBA and profit sharing expense paid in stock	22,981	—	—	—
Other postretirement benefits	3,359	(4,608)	(1,565)	(10,708)
Deferred compensation and stock options	2,474	1,041	—	—
Interest paid-in-kind	2,384	—	—	—
Equity income of affiliated companies, net of dividends	(11,884)	(1,708)	184	(2,117)
Loss on disposition of assets	361	—		—
Deferred income taxes	32,632	—	—	—
Reorganization income	—	—	(400,075)	(1,262)
Changes in current assets and current liabilities:
Trade receivables	(40,484)	8,391	17,944	(24,131)
Inventories	(9,774)	7,769	19,769	(10,974)
Other current assets	(18,370)	(5,012)	918	1,425
Trade payables	14,118	(6,990)	9,900	9,749
Other current liabilities	(13,505)	(11,874)	(306)	12,483
Other assets and other liabilities – net	(8,167)	6,190	(9,902)	(6,135)

Net cash provided by (used in) operating activities	72,025	(35,258)	187	(15,043)

Cash flows from investing activities
Payments from affiliates	1,725	325	600	—
Capital expenditures	(132,442)	(37,828)	(2,866)	(10,971)
Restricted cash used to fund capital expenditures	74,636	24,862	—	—
Proceeds from sale of assets	28	—	201	1,320

Net cash used in investing activities	(56,053)	(12,641)	(2,065)	(9,651)

Cash flows from financing activities
Net change in short-term debt	(79,251)	42,336	—	—
Short term debt (DIP facility) borrowings	—	—	1,724	8,286
Book overdraft	2,208	3,157	327	957
Borrowing of long-term debt	3,000	(209)	(1,334)	16,408
Repayment of long-term debt	(15,195)	—	—	—
Issuance of common stock, net of issuance costs	99,697	—	—	—

Net cash provided by financing activities	10,459	45,284	717	25,651

Increase (decrease) in cash and cash equivalents	26,431	(2,615)	(1,161)	957
Cash and cash equivalents, beginning of period	4,767	7,382	8,543	7,586

Cash and cash equivalents, end of period	$31,198	$4,767	$7,382	$8,543

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

		Additional	Accumulated
	Common	Paid-in	Earnings	Deferred	Treasury
	Stock	Capital	(Deficit)	Compensation	Stock	Total
Predecessor Company
Balance, December 31, 2002	$—	$335,138	$(646,309)	$—	$—	$(311,171)
Net income	—	—	323,431	—	—	323,431
Fresh start adjustment	—	(335,138)	322,878	—	—	(12,260)

Balance, July 31, 2003 (prior to issuance of stock at reorganization)	$—	$—	$—	$—	$—	$—

Reorganized Company
Issuance of stock upon reorganization, July 31, 2003 (prior to restricted stock award)	$95	$142,405	$—	$—	$—	$142,500
Shares issued for restricted stock award plan	5	7,495	—	(7,500)	—	—
Compensation expense recognized	—	—	—	1,042	—	1,042
Stock option grants	—	1	—	—	—	1
Net loss	—	—	(38,930)	—	—	(38,930)

Balance, December 31, 2003	100	149,901	(38,930)	(6,458)	—	104,613
Shares issued:
Public stock offering	37	99,660	—	—	—	99,697
Employee benefit plans	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	—	—	60	(60)	—
Compensation expense recognized	—	—	—	2,471	—	2,471
Stock option grants	—	3	—	—	—	3
Net income	—	—	62,467	—	—	62,467

Balance, December 31, 2004	$144	$270,784	$23,537	$(3,927)	$(60)	$290,478

Share Activity:	Issued	Treasury	Outstanding
Balance, December 31, 2002	100	—	100
Fresh start adjustment	(100)	—	(100)

Balance, July 31, 2003	—	—	—
Stock issued – Reorganization	9,500,000	—	9,500,000
Stock issued – Restricted stock award plan	500,000	—	500,000

Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued – Public offering	3,719,898	—	3,719,898
Stock issued – Employee benefit plans	717,325	—	717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Wheeling-Pittsburgh Corporation (the Company) emerged from bankruptcy effective August 1, 2003 (see Note 2), and applied fresh start reporting as of July 31, 2003 (see note 3). As a result, amounts reported in the financial statements for the seven months ended July 31, 2003 and for the year ended December 31, 2002 relate to the Company prior to its reorganization and the application of fresh start reporting. Amounts for these periods are referred to as being applicable to the “Predecessor Company”. Amounts for periods subsequent to the reorganization of the Company are referred to as being applicable to the “Reorganized Company”. Due to the application of fresh start reporting as of July 31, 2003, amounts reported for the predecessor company and the reorganized company are not comparable and have been separated by a black line in the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all companies more than 50% owned. All material inter-company accounts, balances and transactions have been eliminated. The Company uses the equity method of accounting to account for investments in unconsolidated companies more than 20% owned. Unrealized profits or losses on sales to equity affiliates have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less. Cash that is restricted for use to fund capital expenditures is reflected as a non-current asset.

Accounts Receivable

Accounts receivable are stated at net invoice amounts less an allowance for doubtful accounts. The Company provides a specific allowance for doubtful accounts for certain amounts remaining unpaid beyond normal customer payment periods and provides a general allowance for doubtful accounts based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period in which the determination is made.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. At December 31, 2004 and 2003, approximately 99% and 98%, respectively, of all inventories were valued using the LIFO method.

Property, Plant and Equipment

Property, plant and equipment acquired subsequent to July 31, 2003 has been recorded at cost. With the adoption of fresh start reporting, property, plant and equipment acquired prior to August 1, 2003, was restated at fair value as of August 1, 2003. Depreciation is computed using the straight-line method based on estimated useful lives of 40 years for real property and estimated useful lives ranging from 3 to 30 years for machinery and equipment. Betterments and improvements are capitalized. Repairs and maintenance are expensed as incurred. Gains and losses form the sale of property, plant and equipment is recorded as cost of goods sold. Interest costs incurred to construct property, plant and equipment is capitalized.

Prior to August 1, 2003, depreciation was computed using the straight-line or modified units of production method. Under the modified units of production method, the straight-line method was adjusted based on an activity factor for operating assets. Adjusted annual depreciation was not less than 60% or more than 110% of straight-line depreciation. Accumulated depreciation, after adjustment, was not less than 75% or more than 110% of straight-line depreciation.

The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Considering the Company’s integrated operations, asset impairment evaluations are generally performed on a group basis, which represents the lowest level at which cash flows can be separately identified.

Software Costs

Costs incurred for the development or purchase of internal-use software are capitalized and amortized over the useful life of the software, which is generally five years or less.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and tax credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period in which enactment occurs. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities. The components of deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized

Goodwill

Goodwill was recorded as the result of the application of fresh-start reporting upon the Company’s emergence from bankruptcy. Under provisions of Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, either pre-confirmation net operating loss carryforwards or any benefit resulting from the reversal of a valuation allowance applicable to other deferred tax assets have been used first to reduce recorded goodwill and then to reduce other intangible assets (see Note 11).

Intangible Assets

The carrying value of intangible assets with a finite useful life is reviewed for impairment when events or changes in circumstances indicate that the carrying value of the intangible assets may not be fully recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the intangible assets. If the undiscounted cash flows of the intangible assets exceed the carrying value of the intangible assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the intangible assets over the fair value of the intangible assets. Fair value is estimated using a discounted cash flow model. The Company has no intangible assets with an indefinite useful life.

Deferred Financing Costs

Costs incurred to obtain, extend or amend debt obligations are capitalized and amortized over the term of the related obligation.

Pension and Other Postretirement Benefits

The Company maintains a defined benefit pension plan. The Company also maintains a defined benefit retiree health care and life insurance plans that provide benefits for substantially all of its active employees. The net pension and other postretirement benefits obligations recorded and the related periodic benefit costs are based on, among other things, assumptions of discount rates, estimated returns on plan assets, salary increases, mortality rates and future health care medical trend rates. Actuarial techniques and assumptions are used to estimate these obligations and the related periodic benefit costs.

Asset Retirement Obligations

An asset retirement obligation associated with the retirement of long-lived assets is recognized when a liability is incurred and the fair value of the liability can be reasonably estimated. If fair value cannot be determined in the period in which the liability is incurred, a liability is recognized when a reasonable estimation of fair value can be made. Fair value is based on quoted market prices or the best information available in the circumstances. The Company may incur asset retirement obligations in the event of a permanent plant shutdown. However, as of December 31, 2004 and 2003, the Company’s plant assets have indeterminate lives and a reasonable estimate of the fair value of associated asset retirement obligations cannot be made.

Revenue Recognition

Revenue from the sale of products is recognized when both risk of loss and title is transferred to the customer, which coincides with the time such products are shipped. Shipping costs billed to customers are recorded as revenues.

Under the terms of a long-term scrap supply agreement executed in 2004, the Company sells all of its internally generated scrap to a third party. Internally generated scrap sold to the third party is processed by the third party and then repurchased by the Company at the original sales price plus a processing fee. No revenue is recognized at the time of the initial sale.

Environmental Expenditures

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to future revenues are expensed. Environmental expenditures that extend the life of related property, increase the value of related property or mitigate or prevent future contamination are capitalized. Liabilities are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental obligations are not reduced by claims, if any, for recoveries from insurance carriers or other third parties until it is probable that such recoveries will be realized.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic method (see Note 8).

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, as their inclusion would be anti-dilutive.

Concentrations of Credit and Business Risk

The Company is exposed to credit risk in the event of nonpayment by customers, principally steel service centers, converters and processors and customers in the construction and container industries. The Company mitigates its exposure to credit risk by performing on-going credit evaluations and obtaining security as appropriate.

During 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002, the Company had sales to two customers, both affiliates, comprising 26%, 26%, 29% and 26% of total sales, respectively.

New Accounting Standards

Under the provisions of SOP 90-7, the Company was required to adopt, as of July 31, 2003, all accounting guidance that was going to be effective within a twelve-month period.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities”, in December 2003. Additionally, the FASB issued several FASB Staff Positions during 2004, addressing, clarifying and amplifying FIN46. FIN 46R is effective for all variable interest entities, other than special-purpose entities, for periods ending after March 15, 2004. This interpretation and the related staff positions had no effect on the financial statements of the Company.

The Company adopted FASB No. 132-R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (FASB 132-R). FASB 132-R revises employers’ disclosures about pension plans and other postretirement benefit plans. These disclosures are provided in Note 15.

The FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, in May 2004. Based on a preliminary assessment of final guidance on determining actuarial equivalence, the Company has assumed that its prescription drug benefits will not be actuarially equivalent to the prescription drug benefits under Medicare Part D.

The FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” in December 2004. FSP No. 109-1 requires the tax deduction provided by this tax act to be accounted for as a special deduction under FASB No. 109. The Company adopted this staff position and incorporated the related effects in computing tax expense and related tax assets and liabilities for 2004.

The FASB issued FASB No. 123(R), “Share-Based Payment”, in December 2004. FASB No 123(R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. FASB No. 123(R) is effective for the third quarter of 2005. Due to the immaterial number of share-based payments made by the Company, the Company does not expect this statement to have a material impact on its financial statements.

The FASB issued FASB No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. FASB No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

Reclassification

Certain amounts in previously issued financial statements have been reclassified for comparative purposes.

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

The following is a summary of some of the significant transactions consummated on or about the effective date of the plan of reorganization:

•	The Company amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	The Company exchanged, on a pro rata basis, $275 million in senior notes and $75 million in term notes that existed prior to its bankruptcy filing for an aggregate of $20 million in cash, $40 million in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of the Company, collateralized by a second lien on its tangible and intangible assets (other than our accounts receivable and inventory) and its equity interests in its joint ventures and a third lien on its accounts receivable and inventory, $20 million in new Series B secured notes issued by WPSC, collateralized by a fifth lien on its tangible and intangible assets, its equity interests in its joint ventures, and its accounts receivable and inventory, and 3,410,000 shares of new common stock of the Company constituting 34.1% thereof.

•	The Company cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	The Company cancelled all shares of its common stock that existed prior to the implementation of the plan of reorganization, at which point it ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, WPC and WP Steel Venture Corporation, a wholly-owned subsidiary of the Company, and is collateralized by a first lien on its tangible and intangible assets (other than accounts receivable and inventory) and its equity interests in its joint ventures and a second lien on its accounts receivable and inventory. WPSC also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by the Company and WP Steel Venture Corporation and is collateralized by a first lien on its accounts receivable and inventory and a third lien on its other tangible and intangible assets and its equity interests in its joint ventures and pledged stock of its subsidiaries.

•	All of the obligations under the Company’s $195 million debtor-in-possession credit facility were satisfied in full and discharged.

•	The Company and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by the Company to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation (PBGC), and the United Steelworkers of America (USWA), with respect to the Company’s separation from WHX Corporation’s employee pension plan.

•	WPC and WPSC entered into an agreement with its unionized employees represented by the USWA which modified the existing labor agreement to provide for, among other things, future pension arrangements with the USWA and reductions in the Company’s employee-related costs.

•	The Company issued 4,000,000 shares of new common stock constituting 40% thereof for the benefit of USWA retirees in satisfaction of certain claims under its labor agreement and an additional 1,000,000 shares of its new common stock constituting 10% thereof to or for the benefit of the Company’s salaried employees.

•	The Company issued 1,590,000 shares of new common stock constituting 15.9% thereof to certain of its creditors in satisfaction of various unsecured claims, including claims relating to trade debt.

There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where we are seeking to recover monies. As of December 31, 2004 approximately 53,052 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount which we expect will not exceed $100 thousand and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, the Company is the plaintiff in a number of preference actions, where it is seeking to recover monies from creditors. The Company does not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

3. Fresh Start Reporting

In accordance with SOP 90-7, the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

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

	Pre-Reorganization	Reorganization		Fresh Start		Post-Reorganization
	on 7/31/2003	Adjustments		Adjustments		7/31/2003
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,382	$—		$—		$7,382
Trade receivables, less allowance for doubtful accounts of $1,916	112,649	(233)		—		112,416
Inventories	164,322	—		(9,658)	[d]	154,664
Prepaid expenses and deferred charges	6,559	12		—		6,571

Total current assets	290,912	(221)		(9,658)		281,033
Investment in affiliated companies	59,982	—		(19,505)	[d]	40,477
Property, plant and equipment less accumulated depreciation	493,514	—		(133,301)	[d]	360,213
Deferred income tax benefits	27,342	(3,860)	[b]	—		23,482
Restricted cash	—	112,000	[a]	—		112,000
Goodwill	—	30,000	[g]	—		30,000
Deferred charges and other assets	8,964	12,844	[g]	9,756	[g]	31,564

Total assets	$880,714	$150,763		$(152,708)		$878,769

	Pre-					Post-
	Reorganization	Reorganization		Fresh Start		Reorganization
	7/31/2003	Adjustments		Adjustments		7/31/2003
	(Dollars in thousands)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade payables	$81,275	$(1,334)	[a]	$—		$79,941
Short-term debt	137,214	(100,299)	[a]	—		36,915
Payroll and employee benefits payable	35,118	32,795	[c]	—		67,913
Accrued federal, state and local taxes	10,054	1,200	[a],[c]	—		11,254
Deferred income tax liabilities	27,342	(3,860)	[a],[c]	—		23,482
Accrued interest and other liabilities	8,026	2,647	[a],[c]	—		10,673
Long-term debt due in one year	43,433	(39,678)	[a],[c],[f]	—		3,755

Total current liabilities	342,462	(108,529)		—		233,933
Long-term debt	11,985	327,863	[a],[c]	—		339,848
Other employee benefit liabilities	17,317	124,981	[c]	—		142,298
Other liabilities	17,150	3,040	[a],[c]	—		20,190
Liabilities subject to compromise	879,455	(879,455)	[c]	—		—

Total liabilities	1,268,369	(532,100)		—		736,269

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock – $.01 Par Value; 10 million shares issued and outstanding	—	100	[c]	—		100
Additional paid-in capital	335,138	149,900	[c],[g]	(335,138)	[d]	149,900
Deferred compensation	—	(7,500)	[e]	—		(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b],[c],[f]	182,430	[d]	—

Total stockholders’ equity (deficit)	(387,655)	682,863		(152,708)		142,500

Total liabilities and stockholders’ equity	$880,714	$150,763		$(152,708)		$878,769

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

4. Segments, Geographic Area and Major Customers

The Company is engaged in one line of business and operates in one business segment, the making, processing and fabricating of steel and steel products. The Company manufactures and sells hot rolled and cold rolled sheet products, coated products, such as galvanized, pre-painted and tin mill sheet products. The Company also manufactures fabricated steel products, including roll-formed corrugating roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.

The Company has a diverse customer base, substantially all of which are located in the United States. All of the Company’s operating assets are located in the United States. During 2004, the Company had sales to one customer, an affiliate, that approximated 17.5% of revenue. For the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002 the Company had sales to one customer, an affiliate, that approximated 15.5%, 16.8% and 15.6% of revenue, respectively, and had sales to another customer, an affiliate, that approximated 10.1%, 12.0% and 10.8% of revenue, respectively

5. Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $246.7 million, $61.7 million, $96.0 million and $152.5 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and for the year ended December 31, 2002, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $2.5 million, $2.5 million and $1.25 million during 2004, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively. At December 31, 2004 and 2003, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $1.6 million and $5.6 million, respectively, and had accounts payable to Wheeling-Nisshin of $2.5 million and $1.8 million, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $121.1 million, $39.8 million, $68.2 million and $106.2 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively. Sales to OCC are made at prevailing market prices. At December 31, 2004 and 2003, the Company had accounts receivable due from OCC of $9.7 million and $10.1 million, respectively and had accounts payable to OCC of $.9 million and $4.3 million, respectively. At December 31, 2004 and 2003, the Company has a loan receivable due from OCC of $9.7 million and $11.5 million, respectively, which bears interest at approximately 5% per annum. The Company recorded interest income on the loan receivable of $.5 million. $.3 million, $.4 million and $.7 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively, and received payments on the loan of $1.7 million. $.3 million and $.6 million during 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively.

The Company sells steel products to Pittsburgh Canfield Corporation, a wholly-owned subsidiary of WHX at prevailing market prices. The Company was a wholly-owned subsidiary of WHX through July 31, 2003. During the seven months ended July 31, 2003 and during 2002, the Company had sales of $8.9 million and $20.8 million, respectively, to PCC.

6. Interest Expense and Other Financing Costs

	Reorganized Company		Predecessor Company
		(Dollars in thousands)
		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Interest incurred	$18,933	$8,744	$7,660	$13,075
Less interest capitalized	4,050	243	838	1,774

Net interest	14,883	8,501	6,822	11,301
Amortization of deferred financing costs	4,895	1,714	2,363	4,686

Interest expense and other financing costs	$19,778	$10,215	$9,185	$15,987

7. Other Income

	Reorganized Company		Predecessor Company
		(Dollars in thousands)
		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Equity income in affiliates	$14,677	$2,705	$2,544	$3,882
Interest and investment income	1,226	638	360	764
Other	1,617	1,007	324	(79)

Total	$17,520	$4,350	$3,228	$4,567

8. Stock-based Compensation

In accordance with the Company’s plan of reorganization, the Company established a restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees as of the effective date of its plan of reorganization. All of the grants made under the plan vest in increments of one-third of the total grant to each individual pro rata over three years. During 2004, 165,333 shares of restricted common stock vested and 4,000 shares of restricted stock were subject to forfeiture. Restricted stock expense related to the restricted stock awards totaled $2.5 million for 2004. These amounts were reflected in shareholders’ equity as a decrease of deferred compensation.

During 2004 and 2003, the Company granted stock options for 19,215 and 17,793 shares of common stock to certain directors of the Company at a weighted average price per share of $21.99 and $6.95, respectively. The options vest upon receipt, are exercisable at the option of the holder and lapse ten-years from the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes pricing model. No stock options were exercised in 2004 or 2003. The Company recorded compensation expense relative to the stock options of $3 thousand and $1 thousand in 2004 and for the five months ended December 31, 2003, respectively.

The Company accounts for employee stock options using the intrinsic value method. The following table illustrates the effect on net earnings per share if the Company had applied the fair value recognition provisions of FASB 123, “Accounting for Stock-based Compensation”, to stock-based employee compensation.

	Reorganized Company		Predecessor Company
	(Dollars in thousands, except per share amounts
		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Net income (loss)	$62,467	$(38,930)	$323,431	$(57,567)
Add: Stock based compensation expense, net of tax	1,609	1,041	—	—
Less: Total stock-based compensation determined under fair value method for all awards, net of tax	(1,845)	(1,148)	—	—

Pro forma net income (loss)	$62,231	$(39,037)	$323,431	$(57,567)

Earnings per share:
Basic as reported	$5.81	$(4.10)	*	*
Diluted as reported	$5.68	$(4.10)	*	*
Basic pro forma	$5.78	$(4.11)	*	*
Diluted pro forma	$5.66	$(4.11)	*	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2).

9. Inventories

	December 31,
	2004	2003
	(Dollars in thousands)
Raw materials	$46,070	$26,808
In-process	128,114	90,170
Finished products	23,662	31,227
Other materials and supplies	307	378

Total current cost	198,153	148,583
Excess of current cost over carrying value	(41,484)	(1,688)

Total carrying value	$156,669	$146,895

During 2004, 2003 and 2002, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $2.1 and $2.4 million in 2004 and for the seven months ended July 31, 2003, respectively, and to decrease income by $.2 million for the five months ended December 31, 2003 and $0.8 million for the year ended December 31, 2002.

10. Property, Plant and Equipment

	December 31,
	2004	2003
	(Dollars in thousands)
Land and mineral properties	$8,640	$8,529
Buildings	21,627	20,710
Machinery and equipment	438,201	297,970
Construction in progress	61,376	70,607

Total	529,844	397,816
Less accumulated depreciation and amortization	(42,536)	(10,051)

Net	$487,308	$387,765

Property, plant and equipment includes gross assets acquired under capital leases of $1.8 million at December 31, 2004 and 2003. Related amortization included in accumulated depreciation and amortization was $122 thousand and $51 thousand at December 31, 2004 and 2003, respectively. Amortization of assets under capital leases is included in depreciation expense.

11. Goodwill and Intangible Assets

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which was reflected in the financial statements as goodwill. Under the provisions of SOP 90-7 and FASB 109, either pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill and then to reduce other intangible assets, and finally as a credit to equity. During 2004, goodwill was reduced by $30.0 million and other intangible assets were reduced by $3.0 million, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and deferred tax assets for which there had been a full valuation allowance.

The Company recorded amortization expense of intangible assets of $.9 million and $.4 million in 2004 and for the five months ended December 31, 2003, respectively. Amortization expense of $.9 million will be recorded in each of the next five years unless the intangible asset is reduced by the recognition of pre-confirmation tax benefits realized before that time.

12. Short-Term Debt

On August 1, 2003, WPSC entered into a three-year $225 million senior secured revolving credit facility. The facility is collateralized by a first lien on accounts receivable and inventory and a third lien on other tangible and intangible assets and investments in affiliates. Maximum availability under the facility is currently limited to $150 million, including outstanding letters of credit. Maximum availability under the facility amounted to $131.3 million as of December 31, 2004. The facility matures on August 1, 2006. No amounts were outstanding under the facility at December 31, 2004. At December 31, 2003, $79.3 million was outstanding under the facility. Interest on borrowings under the facility is calculated based on LIBOR or the agent’s prime rate using spreads based on borrowing availability, as defined by the facility. The average rate of interest on the facility during 2004 and during the five months ended December 31, 2003 approximated 4.9% and 5.0%, respectively. Effective March 31, 2005, the facility is subject to various financial covenants, including fixed charge, leverage and interest coverage ratios. The Company is restricted from paying any cash dividends under the terms of the facility.

Due to certain mandatory lock-box requirements and other provisions under the facility, the revolving credit facility has been classified as a short-term obligation in accordance with the provisions of EITF 95-22.

13. Long-Term Debt

	December 31,
	2004	2003
	(Dollars in thousands)
Senior secured term loan	$237,500	$250,000
Series A secured notes	41,681	40,705
Series B secured notes	21,499	20,397
Unsecured 6% note	10,530	10,224
West Virginia Department of Development	6,539	6,539
Ohio Department of Development	4,985	4,985
Industrial revenue bonds, including capital leases	6,910	8,095
Other	3,939	2,449

Total	333,583	343,394
Less amount due in one year	31,427	2,698

Long-term debt due after one year	$302,156	$340,696

Assuming repayment of the senior secured term loan in 2008 and without consideration of future prepayments that may be required based on excess cash flow calculations under certain debt obligations, long-term debt matures as follows (dollars in thousands):

2005	$31,427
2006	26,733
2007	26,330
2008	170,127
2009	1,195
After 2009	77,771

Total	$333,583

$250 million term loan agreement

On August 1, 2003, WPSC entered into a $250 million senior secured term loan agreement. The term loan matures on August 1, 2014. However, if the administrative agent under the loan is unable or unwilling to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The term loan is collateralized secured by a first lien on tangible and intangible assets and investments in affiliates and a second lien on accounts receivable and inventory.

The loan is payable in quarterly installments of $6.25 million, which began in the fourth quarter of 2004. Additional prepayments are due under the loan on a quarterly basis equal to 50% of excess cash flow, as defined under the terms of the loan. Interest on borrowings under the facility is calculated based on LIBOR or the agent’s prime rate using spreads defined by the agreement. The average rate of interest on the facility during 2004 and during the five months ended December 31, 2003 approximated 3.5% and 3.9%, respectively. Effective March 31, 2005, the facility is subject to various financial covenants, including fixed charge, leverage and interest coverage ratios. The Company is restricted from paying any cash dividends under the agreement.

$40 million Series A secured notes

On August 1, 2003, the Company issued Series A secured notes in the aggregate amount of $40 million. The Series A secured notes mature on August 1, 2011. The Series A secured notes are collateralized by a second lien on tangible and intangible assets and investments in affiliates and a third lien on accounts receivable and inventory.

The Series A secured notes have no fixed repayment schedule. Prepayments are required based on excess cash flow, as defined under the terms of the notes. The Series A notes bear interest at a rate of 5% per annum until July 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company (affiliates of the Company) are not adequate to pay interest under the Series A secured notes when due, the Company is required to pay both cash interest and payment-in-kind interest at rates set forth in the Series A secured notes.

$20 million Series B secured notes

On August 1, 2003, WPSC issued Series B secured notes in the aggregate amount of $20 million. The Series B secured notes mature on August 1, 2010. The Series B secured notes are collateralized by a fourth lien on tangible and intangible assets and investments in affiliates and a fourth lien on accounts receivable and inventory.

The Series B secured notes have no fixed repayment schedule. Prepayments are required based on excess cash flow, as defined under the terms of the notes. The Series B secured notes bear interest at a rate of 6% per annum. In the event that excess cash flow, as defined by the secured notes, is insufficient to pay interest due under the secured notes, the Company is required to pay both cash interest and payment-in-kind interest at rates set forth in the Series B secured notes.

$10 million unsecured note

On August 1, 2003, the Company issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation. In July 2004, the note was sold by WHX Corporation to a third party. The unsecured note matures in 2011. The unsecured note is subordinated in right of payment to the revolving credit agreements, the term loan agreement and the Series A and B secured notes.

The unsecured note has no fixed repayment schedule. The unsecured note bears interest at 6% per annum. If cash interest is not paid, the Company is required to pay payment-in-kind interest.

West Virginia and Ohio Departments of Development

The Company has a five-year term loan agreement with the West Virginia Department of Development that matures August 1, 2008. The term loan bears interest at a rate approximating 5.6%.

The Company has a loan agreement with the Ohio Department of Development that matures August 1, 2005. The loan bears interest at a rate of 3%.

Industrial revenue bonds

Amounts due under industrial revenue bonds issued by the State of Virginia are payable in annual installments ranging from $260 thousand in 2005 to $480 thousand in 2014, plus interest of 7% through 2014. Amounts due under the obligations are collateralized by certain real property.

Amounts due under industrial revenue bonds issued by the State of Nevada are payable in annual installments ranging from $375 thousand in 2005 to $380 thousand in 2014, plus interest at 8% through 2014. Amounts due under the obligations are collateralized by certain real property.

Other

The Company has certain other obligations outstanding that are payable in various installments ranging from $35 thousand per month, including interest at 9%, through 2007 to $300 thousand semi-annually, plus interest at 7% through 2010.

14. Leases

The Company leases certain equipment under operating lease agreements. Lease expense for 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002 amounted to $10.6 million, $3.9 million, $5.8 million and $9.9 million, respectively. Under long-term operating leases, minimum lease payments are $3.9 million for 2005, $2.5 million for 2006, $2.5 million for 2007, $2.5 million for 2008, $2.4 million for 2009 and $8.5 million thereafter.

15. Pension and Other Postretirement and Postemployment Benefits

All of the Company’s defined benefit pension plans were merged into plans maintained by a subsidiary of WHX Corporation in 1998. Pension costs were allocated from WHX Corporation to the Company with respect to these plans. No costs were allocated to the Company by WHX Corporation for the seven months ended July 31, 2003 and for the year ended December 31, 2002. As a result of the Company’s reorganization, effective August 1, 2003, all of these defined benefit pension plans were “frozen”. The Company has no remaining obligation under any of these plans.

Effective August 1, 2003, the Company’s USWA-represented employees became participants in the Steelworker Pension Trust (SPT), a multi-employer pension plan. The Company is obligated to make monthly contributions to the SPT based on hours worked by USWA-represented employees. During 2004 and for the five months ended December 31, 2003, the Company accrued $3.9 million and $2.3 million, respectively, under the plan. During 2004, the Company contributed $14.0 million to the SPT, with $8.4 million of this amount extinguishing an obligation to the SPT recognized as of July 31, 2003 in connection with the application of fresh start reporting.

Effective August 1, 2003, the Company adopted a supplemental defined benefit pension plan for all salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. The total benefit payable under this plan is offset by the employee’s account balance in a salaried defined contribution pension plan, the employee’s accrued benefit payable by the Pension Benefit Guaranty Corporation related to a defined pension benefit plan terminated in 1985 and the employee’s accrued benefit payable as of July 31, 2003 under a plan sponsored by WHX Corporation.

The Company maintains health care and life insurance benefit plans for retired salaried employees and for hourly employees retiring after October 1, 2003. Hourly employees who retired prior to October 1, 2003 are provided similar benefits under a Voluntary Employee Benefits Association (VEBA) trust (See Note 16). In general, these plans pay a percentage of medical costs, reduced by deductibles and other coverages. The Company has an agreement with the USWA to limit or cap the per capita cost of benefits to be paid for periods subsequent to February 1, 2009 at the per capita cost incurred during the preceding twelve-month period ending January 1, 2009. Based on a preliminary assessment of final guidance on determining actuarial equivalence, the Company has assumed that its prescription drug benefit plan will not be actuarially equivalent to the prescription drug benefits under Medicare Part D.

The Company uses a December 31 measurement date for all benefit plans.

The benefit obligation, change in plan assets, funded status and the amounts recognized in the consolidated balance sheet with respect to the plans were as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,854	$—	$125,205	$314,053
Service cost	78	29	2,232	2,743
Interest cost	116	48	6,642	14,551
Plan amendments	930	1,624	(34,309)	—
Actuarial (gain) loss	1,308	153	(2,495)	25,786
Benefits paid	(99)	—	(5,707)	(16,007)
Decrease due to collective bargaining agreement	—	—	—	(215,921)

Benefit obligation, end of year	$4,187	$1,854	$91,568	$125,205

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Change in plan assets:
Fair value of plan assets beginning of year	$—	$—	$—	$—
Company contributions	99	—	5,706	16,007
Benefits paid	(99)	—	(5,706)	(16,007)

Fair value of plan assets end of year	$—	$—	$—	$—

Funded status of plans:
Fair value of plan assets, beginning of year	$(4,187)	$(1,854)	$(91,568)	$(125,205)
Unrecognized actuarial loss	1,462	153	21,974	24,877
Unrecognized prior service cost (benefit)	2,371	1,571	(33,901)	—

Net amount recognized	$(354)	$(130)	$(103,495)	$(100,328)

Amount recognized in consolidated balance sheet:
Intangible pension asset, included in deferred charges and other assets	$1,001	$—	$—	$—
Payroll and employee benefits payable	—	—	(6,000)	—
Other employee benefits liabilities	(1,355)	(130)	(97,495)	(100,328)

Net amount recognized	$(354)	$(130)	$(103,495)	$(100,328)

The accumulated benefit obligation for the defined benefit pension plan was $1,354 and $180 at December 31, 2004 and 2003, respectively.

Components of net periodic benefit costs were as follows:

	Reorganized Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Pension benefits
Net periodic benefit cost:
Service cost	$78	$29	$—	$—
Interest cost	116	48	—	—
Amoritization of prior service cost	129	53	—	—

Net periodic benefit cost	$323	$130	$—	$—

	Reorganized Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Postretirement benefits
Net periodic benefit cost:
Service cost	$2,232	$1,042	$1,701	$2,431
Interest cost	6,642	2,965	11,586	19,080
Amoritization of prior service cost	(408)	—	(1,582)	(2,712)
Recognized actuarial (gain) loss	408	—	(1,770)	(5,767)

Net periodic benefit cost	$8,874	$4,007	$9,935	$13,032

Assumptions used to determine benefit obligations and net periodic benefit costs were as follows:

	At December 31,
	2004	2003
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	0.00%

		Years Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Discount rate	6.00%	6.50%	7.25%
Rate of compensation increase	0.00%	—	—

Assumed health care cost trend rates were as follows:

	At December 31,
	2004	2003
Health care cost trend rate assumed for next year	11.00%	8.25%
Rate to which the cost trend rate gradually declines	5.00%	4.75%
Year that the rate reaches the rate at which it is assumed to remain	2011	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on service and interest costs	$372	$(183)
Effect on accumulated benefit obligation	$4,376	$(2,063)

The Company expects to make the following contributions and make the following benefit payments with respect to its benefit plans:

	Pension	Postretirement
	Benefits	Benefits
Employer contributions - 2005	$295

Expected benefit payments:
2005	295	$3,671
2006	293	4,099
2007	248	4,457
2008	254	4,991
2009	462	5,539
2010 - 2014	3,590	34,886

The Company maintains defined contribution pension plans for both salaried and hourly employees. In general, contributions are made to hourly defined contribution plans based on age and hours worked. In general, contributions are made to salaried defined contribution plans based on age and compensation levels. Contributions to these plans for 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002 amounted to $2.6 million, $1.1 million, $1.6 million and $3.0 million, respectively.

The Company maintains savings plans (401k plans) for both salaried and hourly employees. Employees may contribute up to 50% of their annual compensation to these plans, subject to statutory limitations. The Company did not make any matching contributions to these savings plans during any of the periods presented.

The Coal Industry Retiree Health Benefit Act of 1992 (“the Act”) created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans that had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company’s obligation under the Act relates to its previous ownership of coal mining operations. Amounts accrued for these obligations at December 31, 2004 and 2003 were $2.6 million and $2.9 million, respectively. In 2003 the courts determined that certain retirees and dependents were not the responsibility of the Company. In the fourth quarter of 2003, the Company received net cash proceeds of $7.2 million for premiums previously paid which was recorded as income upon receipt.

The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers’ compensation. Amounts accrued for these obligations at December 31, 2004 and 2003 were $30.6 million and $29.2 million, respectively. These amounts were determined using a discount rate of 5.75% and 6.00% at December 31, 2004 and 2003, respectively, and are included in other employee benefit liabilities.

16. VEBA and Profit Sharing Plans

Hourly employees who retired prior to October 1, 2003, are provided medical and life insurance benefits through a VEBA trust. The VEBA trust was established on October 1, 2003 and was pre-funded with 4 million shares of common stock of the Company. The Company is required to make quarterly contributions to the VEBA trust based on varying levels of operating cash flow, as defined by the plan, ranging from 12% to 40%, in addition to 15% of operating cash flow up to $30 per ton. Quarterly contributions are payable in cash and, at the discretion of the Company, in common stock of the Company. During 2004, the Company incurred an obligation under the plan of $22.9 million. Of this amount, $11.2 million was satisfied with pre-funded amounts, resulting in net VEBA expense of $11.7 million for the year. The Company satisfied $4.9 million of this obligation by issuing 169,622 shares of common stock to the plan during the year and, at the discretion of the Company, expects to satisfy $1.7 million of this amount by issuing common stock during the first quarter of 2005. The remaining portion of this amount was settled in cash. At December 31, 2004, the VEBA trust held 3,769,622 shares of common stock of the Company in trust.

Effective October 1, 2003, the Company established a profit sharing plan for hourly and salaried employees. The Company is required to make quarterly contributions to the plan ranging from 4% to 15% of operating cash flow, as defined by the plan, in excess of $30 per ton. Quarterly contributions are payable in cash or, at the discretion of the Company, in common stock of the Company. During 2004, the Company incurred profit sharing expense of $16.4 million. The Company satisfied this obligation by issuing 547,703 shares of common stock to the plan during the year.

17. Income Taxes

The provision for income taxes consisted of the following:

	Reorganized Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Current
Federal tax provision (benefit)	$841	$9	$(659)	$—
State tax provision	133	6	18	11

Total	974	15	(641)	11

Deferred
Federal tax provision	28,842	—	—	—
State tax provision	3,790	—	—	—

Total	32,632	—	—	—

Income tax provision (benefit)	$33,606	$15	$(641)	$11

The provisions of the American Jobs Creation Act of 2004 had no effect on the determination of current tax expense for 2004.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

	Reorganized Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Income (loss) before taxes	$96,073	$(38,915)	$322,790	$(57,556)

Tax provision (benefit at statutory rate	33,626	(13,621)	112,977	(20,145)
Increase (decrease) in tax due to:
Equity income in affiliates	(4,110)	(757)	(712)	(1,086)
State income tax, net	3,836	4	12	7
Change in valuation allowance	279	14,364	27,941	21,158
Fresh start adjustments	—	—	(140,205)	—
Other	(25)	25	(654)	77

Income tax provision (benefit)	$33,606	$15	$(641)	$11

The components of deferred tax assets and liabilities was as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Postretirement and postemployment benefits	$36,362	$35,396
Operating loss carryforwards (expiring 2011 - 2023)	83,311	116,708
Mininum tax credit carryforwards	845	—
Pension and other employee benefits	17,091	23,393
Provision for expenses and losses	20,889	20,604
Leases	5,389	8,836
State income taxes, net	11,489	11,643
Other	9,788	10,509

	185,164	227,089

Liabilities:
Property, plant and equipment	(58,178)	(54,188)
Inventory	(25,900)	(31,225)
State income taxes, net	(11,489)	(11,692)
Other	(445)	(601)

	(96,012)	(97,706)

Net	89,152	129,383
Valuation allowance	(89,152)	(129,730)

Net deferred tax asset (liability)	$—	$(347)

In connection with the Company’s reorganization and emergence from bankruptcy in 2003, various differences giving rise to deferred tax assets and liabilities were revalued. Additionally, certain tax attributes, including net operating losses and tax credits were reduced or eliminated in exchange for tax-free treatment of cancellation of indebtedness income. The net deferred tax asset was revalued to $192.0 million, against which a valuation allowance was provided in full.

Subject to certain rules relating to the use of tax attributes upon emergence from bankruptcy, the Company has the ability to use such attributes, principally net operating losses, without restriction. However, due to uncertainties surrounding future realization of these benefits, a full valuation allowance has been maintained by the Company against the net deferred tax asset. To the extent that tax benefits are realized from the release of this valuation allowance, the recognition of the tax benefit is first used to reduce goodwill, then other intangible assets and finally as an addition to paid in capital. During 2004, tax benefits were recognized to the extent of $33.0 million.

The statute of limitations has expired for years through 2000. Federal income tax returns have been examined through 1997. Additionally, while the Company is no longer affiliated with WHX, the Company’s former parent, the Company’s tax attributes could be impacted by an audit of WHX for those years in which the Company was a subsidiary of WHX. Management believes it has adequately provided for all taxes on income.

18. Supplemental Cash Flow Information

Cash payments for interest and taxes were as follows:

	Reorganized Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Interest, net of capitalized amounts	$12,509	$6,267	$7,827	$10,885
Income taxes (refund)	1,600	—	(600)	—

19. Financial Instruments

The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Dollars in thousands)		(Dollars in thousands)
Cash and cash equivalents	$31,198	$31,198	4,767	$4,767
Short-term debt	—	—	79,251	79,251
Long-term debt:
Senior secured term loan - $250 million	237,500	237,500	250,000	250,000
Other (see discussion below)	96,083	96,083	93,394	93,394

Cash and cash equivalents and short-term debt:
The carrying amount of cash and cash equivalents and short-term debt approximates fair value due to the short maturity of the instruments.

Senior secured term loan:
The senior secured term loan is guaranteed and, as such, carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Other long-term debt:
Other long-term debt is not publicly traded and carries rates of interest that may or may not reflect a fair value rate of interest. The fair value of these instruments cannot be determined with reasonable accuracy and may or may not approximate carrying value. For this reason, fair value has been presented as being equal to carrying value in the table above. Management understands that certain of these obligations have traded at an amount below carrying value.

20. Commitments and Contingencies

Environmental Matters
Prior to confirmation of the Company’s plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (USEPA) environmental regulatory agencies . Consequently, the Company believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2004 could total approximately $2.4 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $1.9 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.3 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.2 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $1.4 million was spent on these activities in 2002, $0.6 million in 2003 and $4.6 million in 2004. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company estimates the cost of removal of the remaining contaminated sediments at $3.4 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2006.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company will submit the results of this investigation to the USEPA in 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.2 million for such remediation measures.

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

Capital expenditures for environmental projects totaled $5.5 million for the year ended December 31, 2004. The Company estimates capital expenditures for environmental projects to be $12.0 million for 2005, $14.2 million for 2006 and $4.1 million for 2007. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $13.4 million at December 31, 2004 and $14.7 million at December 31, 2003. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Commitments
The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003 that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $14.2 million in 2004, $9.3 million in 2003 and $7.0 million in 2002.

The Company entered into a 20-year contract in 1999, which was amended in 2003 that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. Additionally, the contract requires a variable portion calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $9.2 million in 2004, $8.8 million in 2003 and $13.8 million in 2002. At December 31, 2004, a maximum termination payment of $33.4 million would have been required to terminate the contract.

In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $9.5 million in 2004, $11.8 million in 2003 and $16.4 million in 2002. At December 31, 2004, a maximum termination payment of $7.6 million would have been required to terminate the contract.

Other
The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

21. Summarized Financial Information of Affiliates - Unaudited

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. and 50% of the outstanding common stock of Ohio Coatings Company, both of which are accounted for using the equity method of accounting. Summarized financial information for these affiliates is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Current assets	$148,730	$116,789
Noncurrent assets	103,139	114,116

Total assets	$251,869	$230,905

Current liabilities	$45,165	44,350
Noncurrent liabilities	39,746	44,288

Total liabilities	84,911	88,638
Total equity	166,958	142,267

Total liabilities and equity	$251,869	$230,905

	Predecessor Company		Predecessor Company
		Five Months	Seven Months
		Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Net sales	$692,897	$215,031	$302,293	$491,827
Cost of goods sold	607,148	199,429	276,641	450,855
Other operating costs	35,242	7,942	17,336	27,412

Operating income	50,507	7,660	8,316	13,560
Non-operating income (loss)	(1,374)	(971)	(1,502)	1,564
Provision for income taxes	(16,721)	(1,452)	(1,302)	(6,419)

Net income	$32,412	$5,237	$5,512	$8,705

22. Summarized Combined Financial Information

WPSC, a wholly-owned subsidiary of the Company (WPC), is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

Prior to the Company’s reorganization in bankruptcy, WPC, then a wholly-owned subsidiary of WHX Corporation, a public company, had issued $275 million principal amount 9 1/4% senior notes in a registered exchange offer under the Securities Act of 1933. These notes were fully and unconditionally guaranteed, jointly and severally, by WPC’s then-existing and future operating subsidiaries. As discussed more fully in Note 2 above, the WPC 9 1/4% senior notes were extinguished pursuant to the Company’s plan of reorganization on or about August 1, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET
Reorganized Company

		December 31, 2004
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$31,198	$—	$31,198
Trade accounts receivables	—	144,509	—	144,509
Inventories	—	156,669	—	156,669
Other current assets	16	29,937	—	29,953

Total current assets	16	362,313	—	362,329
Intercompany receivables	—	4,075	(4,075)	—
Investments and advances in affiliates	291,625	53,016	(291,625)	53,016
Property, plant and equipment - net	2,306	485,002	—	487,308
Restricted cash	—	12,502	—	12,502
Other non-current assets	896	39,308	—	40,204

Total assets	$294,843	$956,216	$(295,700)	$955,359

Liabilities and stockholders’ equity
Accounts payable	$—	$92,434	$—	$92,434
Other current liabilities	276	116,429	—	116,705

Total current liabilities	276	208,863	—	209,139
Intercompany payable	4,075	—	(4,075)	—
Long-term debt	—	302,156	—	302,156
Other non-current liabilities	14	153,572	—	153,586
Stockholders’ equity	290,478	291,625	(291,625)	290,478

Total liabilities and stockholders’ equity	$294,843	$956,216	$(295,700)	$955,359

CONDENSED CONSOLIDATING BALANCE SHEET
Reorganized Company

		December 31, 2003
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$4,767	$—	$4,767
Trade accounts receivables	—	104,025	—	104,025
Inventories	—	146,895	—	146,895
Other current assets	12	11,571	—	11,583

Total current assets	12	267,258	—	267,270
Intercompany receivables	—	3,142	(3,142)	—
Investments and advances in affiliates	104,967	42,857	(104,967)	42,857
Property, plant and equipment - net	2,521	385,244	—	387,765
Restricted cash	—	87,138	—	87,138
Other non-current assets	896	82,960	—	83,856

Total assets	$108,396	$868,599	$(108,109)	$868,886

Liabilities and stockholders’ equity
Accounts payable	$—	$76,108	$—	$76,108
Other current liabilities	281	183,116	—	183,397

Total current liabilities	281	259,224	—	259,505
Intercompany payable	3,142	—	(3,142)	—
Long-term debt	—	340,696	—	340,696
Other non-current liabilities	360	163,712	—	164,072
Stockholders’ equity	104,613	104,967	(104,967)	104,613

Total liabilities and stockholders’ equity	$108,396	$868,599	$(108,109)	$868,886

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Reorganized Company

		Year Ended
		December 31, 2004
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,405,794	$—	$1,405,794
Cost of products sold	—	1,206,773	—	1,206,773
Depreciation and amortization expense	—	33,433	—	33,433
Selling, administrative and general expense	1,140	66,117	—	67,257

Operating income (loss)	(1,140)	99,471	—	98,331
Interest expense	—	(19,778)	—	(19,778)
Other income including equity earnings of affiliates	63,260	17,520	(63,260)	17,520

Income before income taxes	62,120	97,213	(63,260)	96,073
Income tax provision (benefit)	(347)	33,953	—	33,606

Net income	$62,467	$63,260	$(63,260)	$62,467

		Five Months Ended
		December 31, 2003
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$396,902	$—	$396,902
Cost of products sold	—	395,950	—	395,950
Depreciation and amortization expense	—	10,473	—	10,473
Selling, administrative and general expense	389	23,175		23,564
Reorganization and professional fee expense	(35)	—	—	(35)

Operating loss	(354)	(32,696)	—	(33,050)
Interest expense	—	(10,215)	—	(10,215)
Other income including equity earnings of affiliates	(38,576)	4,350	38,576	4,350

Loss before income taxes	(38,930)	(38,561)	38,576	(38,915)
Income tax provision	—	15	—	15

Net loss	$(38,930)	$(38,576)	$38,576	$(38,930)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company

		Seven Months Ended
		July 31, 2003
		(Dollars in Thousands)
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Income Data
Net sales	$—	$570,439	$—	$570,439
Cost of products sold	(7,982)	571,814	—	563,832
Depreciation and amortization expense	—	39,889	—	39,889
Selling, administrative and general expense	242	29,664	—	29,906
Reorganization and professional fee expense	—	8,140	—	8,140

Operating income (loss)	7,740	(79,068)	—	(71,328)
Interest expense	—	(12,677)	3,492	(9,185)
Other income including equity earnings of affiliates	319,540	1,705	(318,017)	3,228
Reorganization income (expense)
Fair value adjustments	—	(152,708)	—	(152,708)
Gain on discharge of debt	—	557,541	—	557,541
Other reorganization entries	(211)	(4,547)	—	(4,758)

Income before income taxes	327,069	310,246	(314,525)	322,790
Income tax provision (benefit)	3,638	(4,279)	—	(641)

Net income	$323,431	$314,525	$(314,525)	$323,431

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company

		Year Ended
		December 31, 2002
		(Dollars in Thousands)
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Income Data
Net sales	$—	$979,993	$—	$979,993
Cost of products sold	620	893,829	—	894,449
Depreciation and amortization expense	—	74,194	—	74,194
Selling, administrative and general expense	157	46,836	—	46,993
Reorganization and professional fee expense	—	11,755	—	11,755

Operating loss	(777)	(46,621)	—	(47,398)
Reorganization income	845	417	—	1,262
Interest expense	—	(11,011)	(4,976)	(15,987)
Other income including equity earnings of affiliates	(54,716)	(8,681)	67,964	4,567

Loss before income taxes	(54,648)	(65,896)	62,988	(57,556)
Income tax provision (benefit)	2,919	(2,908)	—	11

Net loss	$(57,567)	$(62,988)	$62,988	$(57,567)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Reorganized Company

		Year Ended
		December 31, 2004
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$72,025	$—	$72,025

Investing activities:
Capital expenditures	—	(132,442)	—	(132,442)
Construction of equipment using restricted cash	—	74,636		74,636
Other	(99,967)	1,753	99,967	1,753

Net cash used in investing activities	(99,967)	(56,053)	99,967	(56,053)

Financing activities:
Net borrowings	—	(91,446)	—	(91,446)
Book overdraft	—	2,208	—	2,208
Issuance of common stock and paid in capital	99,967	99,697	(99,967)	99,697

Net cash provided by financing activities	99,967	10,459	(99,967)	10,459

Net change in cash and cash equivalents	—	26,431	—	26,431
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$31,198	$—	$31,198

		Five Months Ended
		December 31, 2003
		(Dollars in Thousands)
			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$(52)	$(35,206)	$—	$(35,258)

Investing activities:
Capital expenditures	—	(37,828)	—	(37,828)
Construction of equipment using restricted cash	—	24,862		24,862
Other	—	325	—	325

Net cash used in investing activities	—	(12,641)	—	(12,641)

Financing activities:
Net borrowings	—	42,127	—	42,127
Book overdraft	—	3,157	—	3,157

Net cash provided by financing activities	—	45,284	—	45,284

Net change in cash and cash equivalents	(52)	(2,563)	—	(2,615)
Cash and cash equivalents at beginning of period	52	7,330	—	7,382

Cash and cash equivalents at end of period	$—	$4,767	$—	$4,767

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company

		Seven Months Ended
		July 31, 2003
		(Dollars in Thousands)
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(115,882)	$116,069	$—	$187

Investing activities:
Capital expenditures	—	(2,866)	—	(2,866)
Other	(102,485)	103,286	—	801

Net cash provided by (used in) used in investing activities	(102,485)	100,420	—	(2,065)

Financing activities:
Net borrowings	—	390	—	390
Book overdraft	—	327	—	327
Other	218,382	(218,382)	—	—

Net cash provided by (used in) used in financing activities	218,382	(217,665)	—	717

Net change in cash and cash equivalents	15	(1,176)	—	(1,161)
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$52	$7,330	$—	$7,382

		Year Ended
		December 31, 2002
		(Dollars in Thousands)
			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Net cash used in operating activities	$(4)	$(15,039)	$—	$(15,043)

Investing activities:
Capital expenditures	—	(10,971)	—	(10,971)
Other	—	1,320	—	1,320

Net cash used in investing activities	—	(9,651)	—	(9,651)

Financing activities:
Net borrowings	—	24,694	—	24,694
Book overdraft	—	957	—	957

Net cash provided by financing activities	—	25,651	—	25,651

Net change in cash and cash equivalents	(4)	961	—	957
Cash and cash equivalents at beginning of period	41	7,545	—	7,586

Cash and cash equivalents at end of period	$37	$8,506	$—	$8,543

23. Revenues by Product

Revenues from external customers by product line were as follows:

	Reorganized Company		Predecessor Company
		(Dollars in thousands)
	Year	Five Months	Seven Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2004	2003	2003	2002
Product:
Hot Rolled	$365,089	$85,305	$106,545	$179,530
Cold Rolled	514,511	143,925	243,841	387,384
Galvanized	132,178	22,575	26,446	62,712
Fabricated products	375,090	137,137	179,083	306,254
Coke and coke by products	9,074	5,752	9,155	15,408
Conversion and other*	9,852	2,208	5,369	28,705

Total	$1,405,794	$396,902	$570,439	$979,993

*	Includes conversion, semi-finished and resale products.

24. Selected Quarterly Financial Information (Unaudited)

Financial results by quarter were as follows:

		Income (loss)		Basic	Fully Diluted
		from	Net	Earnings	Earnings
		Continuing	Income	(loss)	(loss)
	Net Sales	Operations	(loss)	Per Share	Per Share
		(Dollars in thousands, except per share amounts)
Predecessor Company
2003
1st Quarter	$238,672	$(45,616)	$(45,625)	*	*
2nd Quarter	250,469	(22,112)	(21,474)	*	*
July	81,298	390,518 **	390,530	*	*

Reorganized Company
2003
August and September	$159,789	$(15,231)	$(15,237)	$(1.60)	$(1.60)
4th Quarter	237,113	(23,678)	(23,693)	$(2.49)	$(2.49)

2004
1st Quarter	$274,206	$(6,705)	$(6,626)	$(0.70)	$(0.70)
2nd Quarter	356,121	39,035	27,058	$2.85	$2.79
3rd Quarter	401,800	55,247	35,590	$3.53	$3.42
4th Quarter	373,667	8,496	6,445	$0.46	$0.46

*	Prior to July 31, 2003, earnings per share are not meaningful because the Company was a wholly-owned subsidiary of WHX.

**	Includes reorganization income of $400,075.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in this report in Item 8 — “Financial Statements and Supplemental Data—Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is included in Item 8 — “Financial Statements and Supplemental Data—Report of Independent Registered Public Accounting Firm.”

Change in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to directors and executive officers of WPC and WPSC as of February 28, 2005:

Name	Age	Position
James G. Bradley	59	Chairman of the Board and Class 3 Director of WPC, President and Chief Executive Officer of WPC and WPSC, Class 3 Director of WPC and Director of WPSC
Paul J. Mooney	53	Executive Vice President and Chief Financial Officer of WPC and WPSC, Class 1 Director of WPC and Director of WPSC
John W. Testa	68	Vice President, Secretary and Treasurer of WPC, Senior Vice President, Chief Restructuring Officer and Secretary of WPSC and Director of WPSC
Daniel C. Keaton	54	Senior Vice President, Human Resources and Public Relations of WPSC
Donald E. Keaton	46	Vice President, Steel Manufacturing and Procurement of WPSC
Harry L. Page	58	Vice President, Engineering, Technology & Metallurgy of WPSC
James E. Muldoon	61	Vice President, Business Development, of WPSC
Steven W. Sorvold	50	Vice President, Commercial, of WPSC and Chief Operating Officer of Wheeling Corrugating Company
Michael P. DiClemente	51	Treasurer of WPSC
James L. Bowen	69	Class 2 Director of WPC
Edward J. Curry, Jr.	58	Class 3 Director of WPC
Michael D. Dingman, Jr.	51	Class 2 Director of WPC
Robert E. Heaton	74	Class 3 Director of WPC
Roland L. Hobbs	72	Class 2 Director of WPC and Director of WPSC
Alicia H. Munnell	62	Class 1 Director of WPC
D. Clark Ogle	58	Class 2 Director of WPC
James B. Riley	53	Class 3 Director of WPC
Lynn R. Williams	80	Class 1 Director of WPC

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

DONALD E. KEATON has been the Vice President, Steel Manufacturing and Procurement of WPSC since February 2001. Previously, he served as the Vice President, Primary Operations of WPSC from October 1998 to February 2001, and as Division Manager — Iron making of WPSC from September 1997 to October 1998. Prior to joining WPSC, Mr. Keaton was employed at AK Steel from June 1981 until September 1997.

Messrs. Daniel C. Keaton and Donald E. Keaton are not related.

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

JAMES E. MULDOON has been the Vice President of WPSC since October 1997 and Division President of Wheeling Corrugating Company, a division of WPSC, from August 2000 to October 2003. Mr. Muldoon served as Vice President (and General Manager) of Wheeling Corrugating Company from October 1998 to August 2000 and as Vice President of Purchasing, Traffic and Raw Materials of WPSC from October 1997 to October 1998. Prior to joining WPSC, Muldoon worked as the General Manager of Purchasing for the former steel business (now known as United States Steel Corporation) of USX Corporation (now known as Marathon Oil Corporation) from 1987 to 1997.

STEVEN W. SORVOLD has been the Vice President, Commercial of WPSC since June 2003 and Chief Operating Officer of Wheeling Corrugating Company since November 2003. From January 2002 to May 2003, he served as the General Manager, Commercial, Steel Division of WPSC, with responsibility for all of WPSC’s commercial operations. From March 2000 to January 2002, he was General Manager of Custom and Specialty Products for Wheeling Corrugating Company, a division of WPSC. Previously, he worked with Armco Steel Co. (now known as AK Steel Corporation) as General Manager, Sales and Marketing, Coated Products from January 1995 to January 2000. In addition, Mr. Sorvold was employed by National Steel Service Center and by United States Steel Corporation.

MICHAEL P. DiCLEMENTE has been the Treasurer of WPSC since February 2004. Mr. DiClemente was previously employed as an Investment Advisor by Yanni Partners, a national investment consulting firm from 2002 to 2004. Previously, from 2001 to 2002, Mr. DiClemente served as Executive Financial Consultant of Mitsubishi Corporation, a global trading company. Prior to that he served Aristech Chemical Corporation for 14 years in a variety of finance positions, including most recently, as Treasurer. Mr. DiClemente also served for nine years in a number of accounting and finance positions at USX Corporation (now know as United States Steel Corporation).

JAMES L. BOWEN became a director of WPC in August 2003. Since November 1997, Mr. Bowen served as the President of the West Virginia AFL-CIO from November 1997 through August 2004. Previously, Mr. Bowen served as Vice President for both the West Virginia and the Ohio AFL-CIO. Mr. Bowen was an active member of the United Steelworkers of America for forty-two years, and an International Representative for thirty-two years. He has been involved with the West Virginia AFL-CIO since 1965. Mr. Bowen has served as a director of WPSC from July 1998 to August 2003. Mr. Bowen is a designee of the United Steelworkers of America to the WPC board of directors pursuant to the terms of the collective bargaining agreement among the USWA, WPSC and WPC.

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

MICHAEL D. DINGMAN, JR. became a director of WPC in August 2003. Since September 2000, Mr. Dingman has served as the Chief Financial Officer of Intrado, Inc., a provider of 9-1-1 information services and systems to telecommunications companies. Prior to joining Intrado, from March 1999 to August 2000, Mr. Dingman had been the Chief Financial Officer and Treasurer of Internet Commerce and Communication (formerly RMI NET, Inc.), which entered Chapter 11 of the United States Bankruptcy Code in July 2001 and was purchased by ICC Speed Cell, LLC in October 2001 pursuant to a bankruptcy court-approved asset purchase agreement. Mr. Dingman’s prior work experience includes five years of banking in merger and acquisitions with Lazard Freres in New York during the late 1980’s, three years as an independent consultant specializing in debt restructuring and workouts during the early 1990’s and five years as an investment advisor specializing in corporate retirement plans and high-net-worth accounts.

ROBERT E. HEATON became a director of WPC in August 2003. Mr. Heaton has been a director of Blonder Tongue Laboratories, Inc. since March 1998 and he also presently serves on the board of Calstrip Steel Corp. In addition, Mr. Heaton has served on the board of directors of Bayou Steel Corporation since 2002, and he was appointed as its chairman of the board of directors in July 2004. Bayou Steel Corporation filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in January 2003 and emerged from Chapter 11 in February 2004. Mr. Heaton also became a director of Pittsburgh Alliance Co. in 2004. From April 1993 through April 1995, Mr. Heaton served as Vice Chairman of the Stainless Steel Group of Lukens, Inc. From April 1981 through April 1993, Mr. Heaton was President and Chief Executive Officer of Washington Steel Corporation until it was acquired by Lukens, Inc. Mr. Heaton is a past Chairman of the Specialty Steel Industry of North America.

ROLAND L. HOBBS has been a director of WPC since 1998, and from 2000 to August 2003, he was a director of WPSC. He was a director of WesBanco Inc., a multi-state bank holding company, from 1976 to April 2004 and Chairman of Oglebay Foundation, Inc. Mr. Hobbs is a member of the Wheeling Park Commission. Mr. Hobbs has been a director of WPSC since July 2003 and had been a director of WPSC for several years prior to our reorganization.

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

D. CLARK OGLE became a director of WPC in August 2003. Since May 2004, Mr. Ogle has served as Trustee of the Agway Liquidating Trust. Mr. Ogle served from August 2002 to June 2003 as the Chief Executive Officer of Nationsrent, Inc., a $500 million publicly traded company which emerged from Chapter 11 bankruptcy in June 2003. Previously, Mr. Ogle served as President and Chief Executive Officer of Samsonite Commercial Furniture, Inc. from February 2002 to August 2002; as President and Chief Executive Officer of Johnston Industries, a textile company, from March 1998 to July 2001; and as Managing Director of KPMG Peat Marwick LLP, leading the Recovery Practice of the retail and wholesale food industry, from October 1996 to March 1998. Prior to joining KPMG, he was President and Chief Executive Officer of Teamsports, Inc., a sportswear distributor. In addition, Mr. Ogle has held several other senior executive positions in the food and food distribution industry.

JAMES B. RILEY became a director of WPC in August 2003. From January 2001 through August 2004, Mr. Riley served as Senior Vice President and Chief Financial Officer of Chiquita Brands International, Inc., which entered

Chapter 11 of the U.S. Bankruptcy Code in November 2001 and completed financial restructuring on March 19, 2002, when its pre-arranged plan of reorganization under Chapter 11 became effective. Previously, Mr. Riley served as Senior Vice President and Chief Financial Officer of the Elliott Company from May 1999 to January 2001; as Principal of James Burns Riley & Associates from September 1998 to May 1999; and as Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc. from November 1989 to September 1998. Mr. Riley has also held various positions with LTV Steel Company, including Manager of Financial Analysis and Planning, Controller Coal Division, Manager of Seamless Pipe Operations, Assistant to the President and Assistant Controller Raw Materials and Assistant Controller of the Bar Division.

LYNN R. WILLIAMS became a director of WPC in August 2003. From 1997 to 2003, Mr. Williams served as President of the Steelworkers Organization of Active Retirees. Previously, Mr. Williams was the President Emeritus of the United Steelworkers of America, serving from November 1983 to March 1994. Additionally, since March 1994, Mr. Williams has served as an arbitrator for the AFL-CIO under Article XXI of its constitution. Mr. Williams has served on various boards of directors, including the board of WPSC from January 2001 to August 2003 and from July 1998 to November 2000, the board of WHX Corporation from December 1995 to December 1997, the board of Republic Engineered Products LLC since August 2002, and the board of Republic Technologies International from August 1999 to August 2002. Mr. Williams is a designee of the United Steelworkers of America to the WPC Board of Directors pursuant to the terms of the collective bargaining agreement among the USWA, WPSC and WPC.

COMPOSITION OF THE BOARD OF DIRECTORS

Our board of directors consists of eleven members, initially with staggered initial terms of office as follows: Paul J. Mooney, Alicia H. Munnell and Lynn R. Williams initially served as directors until the date of the 2004 annual meeting of stockholders at which time they were each re-elected to serve as directors until the date of the 2005 annual meeting of stockholders; James L. Bowen, Michael D. Dingman, Jr., Roland L. Hobbs and D. Clark Ogle will serve as directors until the date of the 2005 annual meeting of stockholders; and James G. Bradley, Edward J. Curry, Jr., Robert E. Heaton and James B. Riley will serve as directors until the date of the 2006 annual meeting of stockholders. Upon the expiration of their respective terms of office set forth above, the directors or their successors shall be elected as directors to serve only until the next annual meeting of the stockholders, which means that, beginning with the 2006 annual meeting of stockholders, all directors will be elected annually to serve until the next annual meeting of stockholders.

Until the 2006 annual meeting of stockholders, any director or the entire board may be removed only for cause and only by the holders of at least a majority of the shares of common stock. Thereafter, any director or the entire board may be removed with or without cause by the holders of at least a majority of the shares of common stock.

Pursuant to the collective bargaining agreement among the USWA, WPSC and WPC, the USWA has the right to designate two individuals to serve on our board. The individuals identified to serve on our board by the International President of the USWA must be acceptable to the chairman of the board, whose acceptance must not be unreasonably withheld, and upon such acceptance, recommended by the chairman to our board’s nominating committee which, absent compelling reasons, must promptly recommend such individual(s) to the full board for nomination to serve as a director. Once elected, a USWA nominee serves a regular term as director. Messrs. Bowen and Williams currently serve as the USWA designees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors has established an audit committee, a compensation committee, a nominating/governance committee, an executive committee, a safety committee and a finance committee.

Audit committee

Our audit committee currently consists of Edward J. Curry, Jr., Michael D. Dingman, Jr., Robert E. Heaton, Roland L. Hobbs and James B. Riley, each of whom is an independent director. The Company’s Board of Directors has determined that Mr. Riley is an “audit committee financial expert,” as defined under SEC rules, and that he is “independent,” as determined under applicable NASD listing standards. The audit committee is responsible for selecting our independent registered public accounting firm and approving the scope, fees and terms of all audit engagements and permissible non-audit services performed by the independent auditor, as well as assessing the independence of our independent registered public accounting firm from management. The audit committee also assists the board in oversight of our financial reporting process and integrity of its financial statements, and also reviews other matters with respect to our accounting, auditing and financial reporting practices as it may find appropriate or may be brought to our attention.

Compensation committee

Our compensation committee currently consists of James L. Bowen, Edward J. Curry, Jr., Alicia H. Munnell and D. Clark Ogle, each of whom is an independent director. The compensation committee has authority over all compensation matters for senior executives. It reviews executive salaries, administers bonuses, incentive compensation and stock plans and approves the salaries and other benefits of our executive officers. In addition, the compensation committee consults with our management regarding our benefit plans and compensation policies and practices.

Nominating/governance committee

Our nominating/governance committee currently consists of Michael D. Dingman, Jr., Roland L. Hobbs and D. Clark Ogle, each of whom is an independent director and is responsible for recommending to the board proposed nominees for election to the board of directors. Additionally, this committee conducts annual evaluations of our board of directors and its committees, and performs an annual review of our corporate governance guidelines and code of business conduct and ethics, and recommends changes as considered necessary and appropriate.

Executive committee

Our executive committee currently consists of James G. Bradley, Robert E. Heaton, Roland L. Hobbs and James B. Riley and is authorized to act on behalf of the full board of directors between regularly scheduled board meetings.

Safety committee

Our safety committee currently consists of James L. Bowen, James G. Bradley and Lynn R. Williams. Such committee assists the board of directors in promoting the safety of our employees and assuring compliance with applicable safety laws and regulations. In addition, the safety committee develops, recommends to our board of directors, and oversees the implementation of such safety guidelines, policies and procedures as it deems necessary.

Finance committee

Our finance committee currently consists of Robert E. Heaton, Paul J. Mooney, Alicia H. Munnell and Lynn R. Williams. It oversees our financial objectives, policies, procedures and activities, and advises our board of directors and management with respect to all activities, plans and policies affecting our financial affairs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPANTS

Our Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for our key executives. The Compensation Committee during fiscal 2004 consisted of James L. Bowen, Edward J. Curry, Jr., Alicia H. Munnell and D. Clark Ogle. No member of the compensation committee has ever been an officer or employee of ours or any of our subsidiaries. We do not have any compensation committee interlocks.

Code of Ethics

The Company has adopted a code of business conduct and ethics (the “Company Code”) that applies to all of the Company’s directors, executive officers and employees, and which meets the definition of a “code of ethics” under applicable SEC rules. The Company Code is available free of charge under the “Investors Relations” heading on the Company’s Website at http://www.wpsc.com. The Company intends to post on its Website any amendment to the Company Code, or any waiver from a provision of the Company Code relating to the elements of a “code of ethics” under SEC rules, where such waiver is to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the directors and executive officers and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports with the SEC in respect of their ownership of the Company’s securities. The Company believes that during fiscal year 2004 all such required reports were filed on a timely basis, except for a Form 3—Initial Statement of Beneficial Ownership of Securities inadvertently filed late on behalf of Michael P. DiClemente, an executive officer of the Company.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation in each of the last three fiscal years for our Chief Executive Officer and our four other most highly compensated executive officers.

Summary Compensation Table

						Long-term
						Compensation
		Annual Compensation				Restricted
Name and					Other Annual	Stock	All Other
Principal Position	Year	Salary	Bonus		Compensation (1)	Awards (2)	Compensation (3)
James G. Bradley (10)	2004	$404,000	$—	(4)	$—	—	$35,025	(5)(6)
President and Chief Executive	2003	371,088	—		—	$900,000	34,500	(5)(6)
Officer of WPC and WPSC	2002	357,917	—		—	—	34,500	(5)(6)

Paul J. Mooney	2004	264,000	44,000	(4)(7)	—	—	20,477	(5)
Executive Vice President and	2003	255,120	44,000	(7)	—	642,855	45,052	(5)(8)
Chief Financial Officer of	2002	246,068	—		—	—	45,057	(5)(8)(9)
WPC and WPSC

Donald E. Keaton	2004	179,723	28,800	(4)(7)	—	—	17,150	(5)
Vice President of WPSC	2003	171,808	28,800	(7)	—	642,855	14,900	(5)
	2002	160,053	—		—	—	14,831	(5)

Harry L. Page	2004	163,200	27,200	(4)(7)	—	—	29,850	(6)
Vice President of WPSC	2003	157,657	27,200	(7)	—	642,855	29,850	(6)
	2002	151,505	—		—	—	29,719	(6)

Daniel C. Keaton	2004	158,400	26,400	(4)(7)	—	—	18,025
Senior Vice President	2003	147,641	26,400	(7)	—	642,855	14,025
of WPSC	2002	147,641	—		—	—	14,025

1.	Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

2.	Represents the dollar value of stock awards issued August 1, 2003, based on the stock price at that time, pursuant to our restricted stock plan upon emergence from bankruptcy as an incentive to remain with the Company. James G. Bradley was awarded 60,000 shares. Paul J. Mooney, Harry L. Page, Donald E. Keaton and Daniel C. Keaton each received 42,857 shares. One-third of such shares vested upon the closing of our underwritten public offering of common stock in September 2004, and one-third will vest two business days after the date on which we release earnings for the second quarter in each of 2005 and 2006. Based on the closing price of WPC common stock at December 31, 2004, the dollar value of restricted stock holdings for each named executive officer was as follows: $1,541,600 with respect to 40,000 restricted shares held by Mr. Bradley, $1,101,165 with respect to 28,572 restricted shares held by Mr. Mooney, $1,101,126 with respect to 28,571 restricted shares held by each of Mr. Donald Keaton, Mr. Page, and Mr. Daniel Keaton. Shares of restricted stock awarded under the restricted stock plan are entitled to received dividend, if any, declared on the common stock, except where such restricted shares have been forfeited.

3.	Amounts shown, unless otherwise noted, reflect company contributions to qualified pension plans.

(4)	Excludes a 2004 performance bonus awarded by the Compensation Committee of the Board of Directors in February 2005 as follows: Mr. Bradley - $100,000, Mr. Mooney - $68,750, Mr. Donald Keaton - $45,000, Mr. Page - $42,500, and Mr. Daniel Keaton - $41,250. Also excludes a discretionary EAF bonus awarded by the Compensation Committee of the Board of Directors in February 2005 as follows: Mr. Bradley - $200,000, Mr. Mooney - $137,500, Mr. Donald Keaton - $90,000, Mr. Page - $85,000 and Mr. Daniel Keaton - $82,500.

5.	Includes a payment from OCC of $5,000 paid as a Board Member Special Bonus.

6.	Includes a payment of $12,000 as a member of the Board of Directors of Wheeling-Nisshin.

7.	Includes payments under terms of each executive’s employment agreement for supplemental pension or life insurance coverage approved for payment by the Board of Directors, in cash, in March, 2004 and January, 2005

8.	Includes a payment of $25,000 in lieu of insurance premium in 2003 and 2002.

9.	Excludes the cash surrender value of $75,005 for an insurance policy purchased for Mr. Mooney and transferred to him in 2002.

10.	Mr. Bradley’s salary was increase to $520,000 per annum effective November 1, 2004.

PENSION PLAN

All salaried employees are covered by a defined contribution pension plan with contributions based on age and salary. In 1998, we established a tax-qualified defined benefit plan (the ‘‘Salaried Pension Plan’’) covering salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. The total retirement benefit payable from the Salaried Pension Plan is offset by (i) the annuitized value of the employee’s defined contribution plan account balance, (ii) the employee’s accrued benefit payable by the PBGC relating to a defined benefit pension plan terminated in 1985, and (iii) the employee’s accrued benefit, as of July 31, 2003, under a WHX-sponsored pension plan (collectively the ‘‘Offset Amounts’’).

The following table shows (without giving effect to the Offset Amounts) the estimated annual retirement benefits in straight life annuity amounts payable to our salaried employees covered by the Salaried Pension Plan upon normal retirement at age 62.

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

Compensation for pension calculation purposes includes base salary and periodic bonuses. Items such as relocation allowance and leased automobile allowances are excluded. Compensation for all of the named executive officers does not substantially differ from that set forth above in the Summary Compensation Table except for the restrictions required by Internal Revenue Service statutory limits.

The years of credited service as of December 31, 2004 for each of the named executive officers were as follows: James G. Bradley — 9 years; Paul J. Mooney — 7 years; Donald E. Keaton — 7 years; and Daniel C. Keaton — 23 years.

Benefits for the Salaried Pension Plan are computed by multiplying the employee’s final average compensation by 1.3% multiplied by the number of years of continuous service at termination. This amount is actuarially reduced for retirement prior to age 62 and is reduced by the Offset Amounts. For purposes of computing benefits under the Salaried Pension Plan, the term ‘‘final average compensation’’ means the highest consecutive 36 months of compensation in the final 120 months of employment.

CERTAIN BENEFIT PLANS

We currently provide certain benefits to our eligible employees (including executive officers) through the benefit plans described below.

2003 Management Stock Incentive Plan

Our management stock incentive plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees of WPC and its affiliates, including officers and employee directors. Non-qualified stock options and stock purchase rights, including restricted stock and stock grants, may also be granted to employees, including officers and directors and to non-employee directors and consultants. The board of directors or a designated committee administers our management stock incentive plan and determines the terms of the options or stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the vesting and the form of consideration payable upon such exercise.

2003 Restricted Stock Plan

In accordance with our plan of reorganization, we established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock. No additional shares are authorized for issuance under the restricted stock plan. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years; one-third of which has vested and one-third of which will vest two business days after the date on which we release earnings for the second quarter in each of 2005 and 2006. The shares granted will not be transferable until they vest, and to the extent not vested at termination of employment will be forfeited and returned to us. Until vested or forfeited, the recipient of each grant under our restricted stock plan will be the owner of the shares granted, with the right to vote and receive any dividends paid in respect of the shares. For further information concerning securities authorized for issuance under equity compensation plans, see Item 12 — “Equity Compensation Plan Information”.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On February 16, 2005, an Amended and Restated Retention Agreement (each, an “Agreement,” and collectively, the “Agreements”) was entered into with each of James G. Bradley, President and Chief Executive Officer of the Company and Wheeling-Pittsburgh Steel Corporation, a wholly owned subsidiary of the Company (“WPSC”); Paul J. Mooney, Executive Vice President and Chief Financial Officer of the Company and WPSC; John W. Testa, Vice President, Secretary and Treasurer of the Company and Senior Vice President, Chief Restructuring Officer and Corporate Secretary of WPSC; Donald E. Keaton, Vice President, Steel Manufacturing and Procurement of WPSC; Harry L. Page, Vice President, Engineering, Technology & Metallurgy of WPSC; Steven W. Sorvold, Vice President, Commercial of WPSC and Daniel C. Keaton, Senior Vice President, Human Resources and Public Relations of WPSC (each and “Executive”). The Agreements supersede, in their entirety, the Post-Bankruptcy Retention Agreements, effective August 1, 2003, entered into with the Executives pursuant to the Plan of Reorganization of the Company and its subsidiaries under Chapter 11 of the US Bankruptcy Code.

The Agreements provide for a minimum annual base salary beginning on August 1, 2003 (subject to subsequent increases by the Board of Directors) of $400,000 for Mr. Bradley; $275,000 for Mr. Mooney; $156,000 for Mr. Testa; $180,000 for Mr. Donald Keaton; $170,000 for Mr. Page; $165,000 for Mr. Daniel Keaton; and $140,000 for Mr. Steven Sorvold, subject to annual review and upward adjustment at the determination of the Board of Directors. Each Agreement has a stated term until August 31, 2006, with an earlier termination in the event that the executive’s employment has been terminated in accordance with the terms of the Agreement. Each Executive will be eligible to receive annual bonuses and customary fringe benefits. In addition to annual bonuses, the Agreements provide for a special one-time bonus equal to one-half of the Executive’s then annual salary payable at the performance acceptance date (as defined) of WPSC’s electric arc furnace (which bonuses were paid in the first quarter of 2005, at the discretion of the Compensation Committee). Further, in addition to customary fringe benefits, the Agreements, with the exception of Mr. Bradley’s, provide for an annual contribution of not less than $25,000 for nonqualified supplemental pension or life insurance benefits for the benefit of each Executive.

The Agreements provide for non-compete, non-solicitation and confidentiality provisions to protect us. Each Agreement, with the exception of Mr. Bradley’s, provides that immediately prior to the expiration of the term, if the Executive is still employed and has not entered into a new employment agreement or an extension of the existing agreement, the Executive will receive a payment equal to monthly salary multiplied by the Executive’s number of years of service and fractional year of service, up to a maximum of one times annual salary. This payment will be reduced by any other cash severance payable to the Executive.

The Executive’s employment may be terminated prior to the end of the term with or without “cause,” as defined in each Agreement, and each Executive may resign with or without “good reason,” as defined. No severance or other special termination payments will be made under the Agreements if the Executive is terminated with cause or the Executive resigns without good reason. Pursuant to the Agreements, with the exception of Mr. Bradley’s, if the Executive is terminated without cause or resigns for good reason, the Executive will receive a payment in an amount equal to his highest annualized salary in effect during the one year period immediately preceding the termination date, and will be entitled to receive payment of a pro rata bonus amount determined in accordance with the applicable bonus plan. If the termination with cause or resignation for good reason occurs within one year following a change of control (as defined in the Agreements) of the Company or WPSC, the Executive will receive a payment equal to two times his highest annual salary in effect during the one year immediately preceding the date of the change of control and will also be entitled to a pro rata bonus amount. The Agreement provides for an equivalent change in control severance benefit if the Executive resigns for any reason within the period of 30 days beginning six months immediately following a change of control of the Company or WPSC. The Agreement also entitles each Executive to the change of control severance payments described above even if the termination occurs prior to the date of a change of control, in circumstances constituting good reason, where it is reasonably demonstrated that such circumstances (i) occurred at the request of a third party who has taken steps reasonably calculated to effect a change of control, or (ii) otherwise arose in connection with or anticipation of a change of control. Under Mr. Bradley’s Agreement, upon any termination without cause or resignation for good reason, he will receive a payment equal to three times his highest annualized salary in effect during the one year period immediately preceding the termination date, and will be entitled to receive payment of a pro rata bonus amount determined in accordance with the applicable bonus plan. Mr. Bradley also is entitled to payment equal to three times his highest annualized salary in effect during the one year immediately preceding the date of termination and a pro rata bonus amount upon any resignation (whether with good reason or not) within six months following a change of control of the Company or WPSC.

In addition, the Agreements will terminate prior to their scheduled expiration date in the event of an Executive’s death or disability. Upon a termination of the Executive’s employment due to his disability, he will continue to receive his base salary and fringe benefits through the earlier of his death or the date that the Executive becomes eligible for disability income under our existing long-term disability plan or workers’ compensation plan. Mr. Bradley’s Agreement also provides for a supplemental pension benefit. Pursuant to his Agreement, Mr. Bradley is entitled to receive a supplemental pension benefit upon his retirement or other termination of his employment on or after the expiration date (August 31, 2006) in an annual amount equal to 25% of his then-current salary. That amount will be payable annually for the remainder of Mr. Bradley’s life or ten years, whichever is longer. If Mr. Bradley retires or otherwise terminates employment prior to the expiration date of his Agreement, his annual supplemental pension payment will be reduced by two percentage points for each full or partial year by which his service from August 1, 2003 through his termination is less than three years. Mr. Bradley may elect to have his supplemental pension benefit paid in either a single lump sum (based on reasonable actuarial assumptions) or in a series of equal monthly installments.

On February 16, 2005, the Company entered into an agreement with James E. Muldoon, Vice President, Business Development, of WPSC, providing for certain severance payments upon the occurrence of specified events following, or in connection with, a change of control of the Company or WPSC. The term of the agreement is until August 31, 2006, except as otherwise extended by agreement of the parties, or in accordance with its terms in the event of a change of control. The terms and conditions of the agreement are substantially similar to those governing change of control severance payments payable to the Executives under the Agreements.

DIRECTOR COMPENSATION

Our employees that serve on our board of directors do not receive any additional compensation for serving on our board or on any board committees. Non-employee directors receive an annual retainer in the amount of $25,000, of which one-half is payable in cash and one-half is payable in stock options. In addition, we pay annual retainers to committee chairpersons ranging in amount from $2,500 to $5,000, also payable one-half in cash and one-half in stock options. Each director is also compensated in the amount of $2,000, payable in cash, for attendance at each board and committee meeting. Each member of our board of directors also receives an initial stock option award valued at $1,000 upon becoming a director and an annual stock option award valued at $10,000. The actual number of shares underlying the stock options issued to a director is determined by dividing the dollar value of each award by one-half of the stock’s market value for the five trading days immediately prior to the grant date. The exercise price of such options is equal to the average closing sales price of our common stock for the five trading days immediately prior to the date of grant. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of our board of directors. Directors are also eligible to receive grants of stock options and awards under our management stock incentive plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of February 28, 2005, certain information regarding beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•	each member of our board of directors;

•	each of the executive officers listed in the Summary Compensation Table in Item 10 above; and

•	all of our directors and executive officers as a group.

For purposes of this table, shares are considered “beneficially owned” if the person, either directly or indirectly, has sole or shared power to direct the voting of the securities or has sole or shared power to dispose or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days after February 28, 2005. Unless otherwise indicated in a footnote, each individual or a group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Common Shares
	Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust(2)	3,769,622	26.12%
Wellington Management Company, LLP (3)	1,504,872	10.43%
Jeffery L. Gendell (4)	1,390,278	9.63%
Spears Grisanti & Brown, LLC (5)	762,360	5.28%
Jim Bowen (6)	4,157	*
Edward J. Curry, Jr. (6)	4,157	*
Michael Dingman (6)	3,954	*
Robert E. Heaton (6)	4,157	*
Roland L. Hobbs (6)	4,157	*
Alicia H. Munnell (6)	4,157	*
D. Clark Ogle (6)	3,954	*
James B. Riley (6)	4,361	*
Lynn R. Williams (6)	3,954	*
James G. Bradley (7)	40,000	*
Paul J. Mooney (7)	28,572	*
Daniel C. Keaton (7)	28,571	*
Donald E. Keaton (7)	28,571	*
Harry L. Page (7)	28,571	*
All executive officers and directors as a group (18 persons) (8)	277,006	1.92%

*	Less than 1%.

(1)	As December 31, 2004, approximately 53,052 shares of our common stock have been reserved for issuance upon the resolution of certain disputed claims filed by our creditors. Shares of common stock reserved for this purpose that are not ultimately required to be issued to satisfy disputed claims will be distributed on a pro rata basis to the other members of that class of creditors. Accordingly, as we settle disputed claims, the number of shares and the corresponding percentage of common stock beneficially owned by certain persons listed in the table may increase slightly over time without further action on the part of such persons.

(2)	Represents shares issued to the Retiree Benefits Plan, or VEBA trust. These shares are held of record by WesBanco Bank, Inc., as trustee of the VEBA trust, which is subject to the direction of US Trust Company, N.A. in its capacity as independent fiduciary for the VEBA trust, with respect to the disposition and voting of the shares. The address of US Trust Company, N.A. is 600 14th Street, N.W. Washington, D.C. 20005-3314. The address of the VEBA trust is c/o WesBanco Bank, Inc., as trustee, One Bank Plaza, Wheeling, WV 26003.

(3)	The number of shares beneficially owned is based solely on information reported in an Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP on February 14, 2005 with respect to its holdings as of December 31, 2004. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(4)	Represents 523,813 shares held by Tontine Partners, L.P., 342,931 shares held by Tontine Overseas Associates, L.L.C., and 523,534 shares held by Tontine Capital Management, L.L.C. Tontine Management, L.L.C., the general partner of Tontine Partners, L.P., has the power to direct the affairs of Tontine Partners, L.P., including decisions with respect to the disposition of the proceeds from the sale of shares of common stock. Mr. Gendell is the managing member of Tontine Management, L.L.C. and as such directs their operations and may be deemed to beneficially own all 523,813 shares held by Tontine Partners, L.P. In addition, Mr. Gendell is the managing member of Tontine Overseas Associates, L.L.C., and Tontine Capital Management, L.L.C. and in that capacity directs their operations and may be deemed to beneficially own all 342,931 shares and 523,534 shares held by Tontine Overseas Associates, L.L.C. and Tontine Capital Management, L.L.C., respectively. The foregoing management and ownership information is based in part upon disclosures reported in Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005 by Mr. Gendell, individually, and as managing member of Tontine Management, L.L.C., general partner of Tontine Partners, L.P., managing member of Tontine Capital Management, L.L.C., and managing member of Tontine Overseas Associates, L.L.C.

(5)	The number of shares beneficially owned is based solely on information reported in a Amendment No. 1 to Schedule 13G Initial Statement of Acquisition of Beneficial Ownership filed with the Securities and Exchange Commission by Spears Grisanti & Brown LLC on February 11, 2005 with respect to its holdings as of December 31, 2004. The address of Spears Grisanti & Brown LLC is 45 Rockefeller Plaza, New York, NY 10111.

(6)	Represents shares issuable upon exercise of currently exercisable options to purchase shares of WPC common stock.

(7)	Represents shares originally issued under our 2003 Restricted Stock Plan.

(8)	Includes shares held by Messrs. Bowen, Curry, Dingman, Heaton, Hobbs, Ogle, Riley, Williams, Bradley, Mooney, Keaton, Keaton and Page and Ms. Munnell reported as being beneficially owned by each such person in the beneficial ownership table. The address of all such executive officers and directors is c/o Wheeling-Pittsburgh Corporation, 1134 Market Street, Wheeling, WV 26003.

Equity Compensation Plan Information

The following table sets forth information regarding shares issued under equity compensation plans as of December 31, 2004.

Number of Securities
Remaining Available
for Future Issuance
	(a) Number of		under Equity
	Securities to be		Compensation Plans
	Issued Upon	(b) Weighted Average	(excluding
	Exercise of	Exercise Price of	Securities
	Outstanding Options,	Outstanding Options,	reflected in
Equity Compensation Plans	Warrants and Rights	Warrants and Rights	Column(a))
Not approved by stockholders	37,008	$14.76	962,992
Approved by stockholders	—	—	—

	37,008	$14.76	962,992

(1)	Under the terms of the 2003 Management Stock Incentive Plan, the Company reserved 1,000,000 shares of Common Stock for issuance. Additionally, the Company reserved 500,000 shares of Common Stock for issuance under the 2003 Restricted Stock Plan. However, all 500,000 reserved shares were awarded, effective August 1, 2003, pursuant to our approved Plan of Reorganization and no shares remain available for issuance under the Restricted Stock Plan. See Item 11 — Executive Compensation — “2003 Management Stock Incentive Plan” and - “2003 Restricted Stock Plan” for further information regarding these equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $246.7 million, $61.7 million, $96.0 million and $152.5 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and for the year ended December 31, 2002, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $2.5 million, $2.5 million and $1.25 million during 2004, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively. At December 31, 2004, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $1.6 million and had accounts payable to Wheeling-Nisshin of $2.5 million.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $121.1 million, $39.8 million, $68.2 million and $106.2 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively. Sales to OCC are made at prevailing market prices. At December 31, 2004, the Company had accounts receivable due from OCC of $9.7 million and had accounts payable to OCC of $.9 million. At December 31, 2004 has a loan receivable due from OCC of $9.7 million, which bears interest at approximately 5% per annum. The Company recorded interest income on the loan receivable of $.5 million. $.3 million, $.4 million and $.7 million during 2004, the five months ended December 31, 2003, the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively, and received payments on the loan of $1.7 million. $.3 million and $.6 million during 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively.

James G. Bradley serves on the board of directors of Wheeling-Nisshin and OCC. Harry L Page, Vice President of Engineering, Technology and Metallurgy for WPSC, serves on the board of directors of Wheeling-Nisshin. Paul J. Mooney, our Executive Vice President and Chief Financial Officer, and Donald E. Keaton, Vice President of Steel Manufacturing and Procurement for WPSC, serve on the board of directors of OCC.

During the year ended December 31, 2004, we contributed an aggregate 169,622 shares of our common stock to the VEBA trust in respect of our quarterly VEBA trust. See Note 16 to the consolidated financial statements in Item 8 of this annual report Form 10-K for further information concerning these contributions.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were billed by PricewaterhouseCoopers LLP to the Company for services performed on behalf of the Company, as described below:

Audit Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2004 and of its internal control over financial reporting as of December 31, 2004 were $1,140,918 of which $798,798 was billed in 2004. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2003 were $505,148 of which $373,398 was billed in 2003.

Audit-Related Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for audit-related services for the years ended December 31, 2004 and December 31, 2003 were $105,000 and $82,345, respectively. These fees were for the audits of employee benefit plans.

Tax Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning for the year ended December 31, 2004 and 2003 were $52,610 and $321,021, respectively. There were no tax services rendered in 2002.

All Other Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP, other than for services referred to above, for the years ended December 31, 2004 and 2003 were $10,500 and $36,885, respectively.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Company’s Audit Committee has the sole authority to approve the scope, fees and terms of all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, subject to the “de minimus” exception under the Exchange Act permitting waiver of such pre-approval requirements for non-audit services in certain limited instances. Pursuant to the Company’s audit committee charter, the Audit Committee considers whether the provision of non-audit services by the independent registered public accounting firm, on an overall basis, is compatible with maintaining the independent registered public accounting firm independence from management. None of the non-audit professional services rendered by PricewaterhouseCoopers LLP in 2004 were approved pursuant to the de minimus exception described above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1) Financial Statements

Financial Statements filed as part of this report are included in Item 8. Financial Statements and Supplementary Data beginning on page 41.

(a)     (3)     Exhibits

Exhibits 10.6 and 10.7 and Exhibits 10.13(a) through 10.13(h) are management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
2.1*	Third Amended Joint Plan of Reorganization, dated May 19,2003.

3.1(a)	Second Amended and Restated Certificate of Incorporation (filed herewith).

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of Wheeling-Pittsburgh Corporation (filed herewith).

3.2*	Amended and Restated By-laws.

4.1*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.2*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.3*	Form of Common Stock Certificate of Wheeling-Pittsburgh Corporation.

4.4***	Rights Agreement, dated as of February 14, 2005, by and between Wheeling-Pittsburgh Corporation and Equiserve Trust Company, N.A., as Rights Agent.

10.1*	Close Corporation and Shareholders’ Agreement, dated as of March 24, 1994 (as amended), by and among Dong Yang Tinplate America Corp., Nippon Steel Trading America, Inc. (f/k/a Nittetsu), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.2*	Raw Material Supply Agreement, dated as of March 25, 1994, by and between Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.3*	Distribution Agreement, dated as of January 1, 2003 (as amended), by and among Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.4*	Second Amended and Restated Shareholders Agreement, dated as of November 12, 1990, by and between Wheeling-Pittsburgh Steel Corporation and Nisshin Steel Co., Ltd.

10.5*	Amended and Restated Supply Agreement, dated as of March 29, 1993, by and between Wheeling-Pittsburgh Steel Corporation and Wheeling-Nisshin, Inc.

10.6*	2003 Management Stock Incentive Plan.

10.7*	2003 Management Restricted Stock Plan.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.8*	Term Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the several banks and other financial institutions or entities from time to time party thereto, Lloyds TSB Bank PLC, as documentation agent, Australia and New Zealand Banking Group Limited, as syndication agent, Royal Bank of Canada, as administrative agent, Emergency Steel Loan Guarantee Board, as federal guarantor, and West Virginia Housing Development Group, as state guarantor.

10.9*	Revolving Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the banks and other financial institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as inventory and receivables security agent and documentation agent, and The CIT Group/Business Credit, Inc., Congress Financial Corporation and Fleet Capital Corp., as syndication agent.

10.10*	Modification and Assumption Agreement, dated as of June 12, 2003, between Wheeling-Pittsburgh Steel Corporation and Danieli Corporation.

10.11*	Agreement for Supply of Equipment and Services, dated as of June 12, 2003, between Junction Industries, Inc. and Wheeling-Pittsburgh Steel Corporation.

10.12(a)*	Lease for 201 Mississippi Street, Gary, IN, dated as of November 13, 1995, between Great Lakes Industrial Partners, L.P. and Wheeling-Pittsburgh Steel Corporation, as amended.

10.12(b)*	Lease for 9801 Alden Avenue, Lenexa, KS, dated as of March 27, 2000, between Lenexa Alden, LLC and Wheeling-Pittsburgh Steel Corporation.

10.12(c)*	Lease for 8090 Woolery Way, Fallon, NV, dated as of August 1, 1999, between FBW Leasecorp, Inc. and Wheeling-Pittsburgh Steel Corporation.

10.12(d)*	Leases for 4204 Fidelity Road, Fidelity Industrial Park, Houston, TX, dated January 16, 1986, and 4206-B Fidelity Road, Jacinto City, Harris County, TX, dated September 21, 1988, between The Texas Development Company and Wheeling-Pittsburgh Steel Corporation, as amended.

10.12(e)*	Lease for 20 Three Creek Road, Emporia, VA, dated August 17, 1998, between the Industrial Development Authority of Greensville County, Virginia and Wheeling Corrugating Company.

10.12(f)*	Lease for 2001 Highway 301, Palmetto, FL, dated April 27, 2000, between Palmetto Business Park, LP and Wheeling-Pittsburgh Steel Corporation.

10.13(a)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between James G. Bradley and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(b)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Paul J. Mooney and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(c)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Daniel C. Keaton and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(d)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Donald E. Keaton and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(e)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Harry L. Page and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(f)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between John W. Testa and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(g)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Steven W. Sorvold and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(h)	Agreement, effective as of February 16, 2005, between James E. Muldoon and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.14(a)*	Registration Rights Agreement, dated as of August 1, 2003, between Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Stonehill Institutional Partners, L.P. and Stonehill Offshore Partners Limited.

10.14(b)*	Registration Rights Agreement, dated August 1, 2003 between Wheeling-Pittsburgh Corporation and WesBanco Bank, Inc., solely in its capacity as trustee under the VEBA trust.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.14(c)*	Stock Transfer Restriction and Voting Agreement, dated August 1, 2003, by and among Wheeling-Pittsburgh Corporation and WesBanco Bank, Inc., solely in its capacity as trustee under the VEBA trust.

10.15**	First Amendment and Waiver, dated June 25, 2004, to the Term Loan Agreement, dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the Documentation Agent and Syndication Agent named therein, Royal Bank of Canada, as administrative agent, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.16**	First Amendment, dated June 25, 2004, to the Revolving Loan Agreement, dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the agents named therein and Royal Bank of Canada, as administrative agent.

10.17	Second Amendment, effective as of December 30, 2004, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund (filed herewith).

10.18	Second Amendment, effective as of December 30, 2004, to the Revolving Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, and the Lenders party thereto (filed herewith).

10.19	Letter of Intent, entered into on December 23, 2004, by and between Wheeling-Pittsburgh Steel Corporation and Severstal North America, Inc. (filed herewith).

21.1**	Subsidiaries of Wheeling-Pittsburgh Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Form 10 Registration Statement (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on August 8, 2003, as amended.

**	Incorporated by reference to the Form S-1 Registration Statement (File No. 333-116990) of Wheeling-Pittsburgh Corporation, filed with the SEC on June 30, 2004, as amended.

***	Incorporated by reference to the Form 8-A Registration Statement (File No. 0-50300), filed with the SEC on February 18, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James G. Bradley
Name: James G. Bradley
Title: President, Chief Executive Officer and Director

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James G. Bradley James G. Bradley	President, Chief Executive Officer and Director	March 14, 2005

/s/ Paul J. Mooney Paul J. Mooney	Executive Vice President, Chief Financial Officer (and Principal Accounting Officer) and Director	March 14, 2005

/s/ Jim Bowen Jim Bowen	Director	March 14, 2005

/s/ Edward J. Curry, Jr. Edward J. Curry, Jr.	Director	March 14, 2005

/s/ Michael Dingman Michael Dingman	Director	March 14, 2005

/s/ Robert E. Heaton Robert E. Heaton	Director	March 14, 2005

/s/ Roland L. Hobbs Roland L. Hobbs	Director	March 14, 2005

/s/ Alicia H. Munnell Alicia H. Munnell	Director	March 14, 2005

/s/ D. Clark Ogle D. Clark Ogle	Director	March 14, 2005

/s/ James B. Riley James B. Riley	Director	March 14, 2005

/s/ Lynn R. Williams Lynn R. Williams	Director	March 14, 2005