Form 10-Q
period 2005-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2005-05-10
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The registrant had 14,492,326 shares of its common stock, par value $0.01 per share, outstanding as of April 27, 2005.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2005	2004
Revenues:
Net sales, including sales to affiliates of $99,839 and $65,340	$399,508	$274,206

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $93,073 and $61,251, excluding depreciation and amortization expense	355,958	256,069
Depreciation and amortization expense	9,469	7,689
Selling, general and administrative expense	19,317	15,038

Total cost and expenses	384,744	278,796

Operating income (loss)	14,764	(4,590)
Interest expense and other financing costs	(5,580)	(5,219)
Other income	2,968	3,012

Income (loss) before income taxes	12,152	(6,797)
Income tax provision (benefit)	4,052	(79)

Net income (loss)	$8,100	$(6,718)

Earnings per share
Basic	$0.57	$(0.71)
Diluted	$0.56	$(0.71)

Weighted average shares (in thousands):
Basic	14,109	9,500
Diluted	14,364	9,500

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,596	$31,198
Accounts receivables, less allowance for doubtful accounts of $2,938 and $2,697	191,742	144,509
Inventories	219,658	156,669
Prepaid expenses and deferred charges	25,200	29,953

Total current assets	439,196	362,329
Investment in and advances to affiliated companies	49,831	53,016
Property, plant and equipment, less accumulated depreciation of $51,814 and $42,536	488,787	487,308
Deferred income tax benefits	17,319	18,751
Restricted cash	—	12,502
Other intangible assets, less accumulated amortization of $1,525 and $1,346	1,263	5,174
Deferred charges and other assets	14,914	16,406

Total assets	$1,011,310	$955,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, including book overdrafts of $13,395 and $8,894	$81,583	$92,434
Short-term debt	52,300	—
Payroll and employee benefits payable	54,888	48,611
Accrued income and other taxes	10,852	10,073
Deferred income taxes payable	17,319	18,751
Accrued interest and other liabilities	6,324	7,843
Long-term debt due in one year	31,616	31,427

Total current liabilities	254,882	209,139
Long-term debt	302,737	302,156
Employee benefits	134,973	135,608
Other liabilities	17,396	17,978

Total liabilities	709,988	664,881

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 14,494,531 and 14,437,223 shares issued; 14,490,531 and 14,433,223 shares outstanding	145	144
Additional paid-in capital	269,943	267,327
Accumulated earnings	31,294	23,194
Treasury stock, 4,000 shares, at cost	(60)	(60)

Total stockholders’ equity	301,322	290,605

Total liabilities and stockholders’ equity	$1,011,310	$955,486

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Quarter Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$8,100	$(6,718)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	9,469	7,689
VEBA, profit sharing and other stock transactions	2,199	—
Other postretirement benefits	5	(222)
Deferred compensation and stock options	703	717
Equity income of affiliated companies, net of dividends	2,285	378
Loss on disposition of assets	229	1
Deferred income taxes	3,732	(79)
Changes in current assets and current liabilities:
Accounts receivable	(47,233)	(15,908)
Inventories	(62,989)	16,921
Other current assets	4,753	2,118
Accounts payable	(15,352)	9,348
Other current liabilities	5,252	(1,122)
Other assets and liabilities, net	270	1,307

Net cash provided by (used in) operating activities	(88,577)	14,430

Cash flows from investing activities:
Payments from affiliates	900	325
Capital expenditures	(10,121)	(24,135)
Proceeds from sale of assets	214	—
Restricted cash used to fund capital expenditures	12,502	15,962

Net cash provided by (used in) investing activities	3,495	(7,848)

Cash flows from financing activities:
Book overdraft	4,501	510
Net change in short-term debt	52,300	(7,353)
Repayment of long-term debt	(321)	(1,160)

Net cash provided by (used in) financing activities	56,480	(8,003)

Decrease in cash and cash equivalents	(28,602)	(1,421)
Cash and cash equivalents at beginning of period	31,198	4,767

Cash and cash equivalents at end of period	$2,596	$3,346

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

		Additional	Accumulated
	Common	Paid-in	Earnings	Deferred	Treasury
	Stock	Capital	(Deficit)	Compensation	Stock	Total
December 31, 2003 (As Reported)	$100	$149,901	$(38,930)	$(6,458)	$—	$104,613
Modified retropsective adjustment, share-based payments	—	(6,351)	(107)	6,458	—	—

December 31, 2003 (Restated)	100	143,550	(39,037)	—	—	104,613
Shares issued:
Public stock offering	37	99,660	—	—	—	99,697
Employee benefit plans	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	60	—		(60)	—
Compensation expense recognized	—	2,471	—		—	2,471
Stock option grants	—	3	—	—	—	3
Modified retropsective adjustment, share-based payments	—	363	(236)	—	—	127
Net income	—	—	62,467	—	—	62,467

December 31, 2004 (Restated)	144	267,327	23,194	—	(60)	290,605
Shares issued:
Employee benefit plans	1	1,913	—	—	—	1,914
Restricted stock	—	—	—	—	—	—
Compensation expense recognized	—	620	—	—	—	620
Stock option grants	—	83	—	—	—	83
Net income	—	—	8,100	—	—	8,100

Balance, March 31, 2005	$145	$269,943	$31,294	$—	$(60)	$301,322

Share Activity:	Issued	Treasury	Outstanding
Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued — Public offering	3,719,898	—	3,719,898
Stock issued — Employee benefit plans	717,325	—	717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Stock issued — Employee benefit plans	46,808	—	46,808
Stock issued — Restricted stock	10,500	—	10,500

Balance, March 31, 2005	14,494,531	4,000	14,490,531

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004.

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

3.	Fresh Start Reporting

In connection with its reorganization and in accordance with Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

As a result of applying fresh start reporting, the consolidated financial position of the Company and the results of its operations and the changes in its cash flows for the periods presented may not be comparable to historical information for prior periods.

4.	Change in Accounting Method

The Company elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements for all prior periods presented have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Beginning balances of paid-in-capital, other non-current assets and retained earnings have been adjusted to reflect the results of adopting this statement using the modified retrospective method for years not presented. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods.

The effect of adopting this statement and applying this statement using the modified retrospective method is as follows:

	Quarter Ended
	March 31,
Dollars in thousands, except per share amounts	2005	2004
Income (loss) from continuing operations, before adjustment	$8,183	$(6,626)
Effect of adopting fair-value method of accounting for share-based payments	(83)	(92)

Income (loss) from continuing operations, as adjusted	8,100	(6,718)
Effect of adoption on benefit for income taxes	—	—

Net income (loss), as adjusted	$8,100	$(6,718)

Earnings per share:
Basic, before adjustment	$0.58	$(0.70)
Effect of adoption	$(0.01)	$(0.01)
Basic, as adjusted	$0.57	$(0.71)

Diluted, before adjustment	$0.57	$(0.70)
Effect of adoption	$(0.01)	$(0.01)
Diluted, as adjusted	$0.56	$(0.71)

As of December 31, 2004, accumulated earnings was decreased by $343 thousand, other non-current assets was increased $127 thousand and additional paid-in capital was increased $470 thousand. Amounts previously reported as deferred compensation in stockholders’ equity were reclassified to additional paid-in capital. The retrospective application of SFAS No. 123(R) had no effect on cash flow from operating, investing or financing activities.

5.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, in March 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 is effective for fiscal years ending after December 31, 2005. The Company does not expect this interpretation to have a material impact on its financial statements.

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently reviewing the statement and does not expect the statement to have a material impact on its financial statements.

The FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29”, in December 2004. SFAS No. 153 eliminates the exception to fair value treatment with respect to certain exchanges of non-monetary assets and provides an exception to fair value treatment with respect to exchanges of non-monetary assets that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently reviewing the statement and does not expect the statement to have a material impact on its financial statements.

6.	Business Segment

The Company is engaged in one line of business and operates in one business segment, the making, processing and fabricating of steel and steel products. The Company manufactures and sells hot rolled and cold rolled sheet products, coated products (such as galvanized), pre-painted and tin mill sheet products. The Company also manufactures fabricated steel products, including roll-formed corrugating roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.

7.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $61.8 million and $38.0 million for the quarters ended March 31, 2005 and 2004, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company recorded dividends from Wheeling-Nisshin of $5.0 million and $2.5 million for the quarters ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $12.7 million and $1.6 million, respectively, and had accounts payable to Wheeling-Nisshin of $.1 million and $2.5 million, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $38.0 million and $27.3 million for the quarters ended March 31, 2005 and 2004, respectively. Sales to OCC are made at prevailing market prices. At March 31, 2005 and December 31, 2004, the Company had accounts receivable due from OCC of $14.2 million and $9.7 million, respectively, and had accounts payable to OCC of $.1 million and $.9 million, respectively. At March 31, 2005 and December 31, 2004, the Company has a loan receivable due from OCC of $8.8 million and $9.7 million, respectively, which bears interest at approximately 5.6% per annum. The Company recorded interest income on the loan receivable of $.1 million and $.1 million and received payments on the loan of $.9 million and $.3 for the quarters ended March 31, 2005 and 2004, respectively.

8.	Share-Based Payments

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees. All of these grants vest in increments of one-third of the total grant to each individual pro rata over three years; one-third of which have vested and one-third of which will vest two business days after the earnings release for the second quarter of 2005 and 2006. In March 2005, the Company granted an additional 10,500 restricted shares of its common stock under the plan to selected employees, all of which vest two business days after the earnings release for the second quarter of 2006. Compensation expense related to this plan amounted to $0.6 million for each of the quarters ended March 31, 2005 and 2004.

During the first quarter of 2005, the Company granted stock options for 2,722 shares of its common stock to certain directors of the Company at a per share price of $38.86. During the first quarter of 2004, the Company granted stock options for 4,394 shares of its common stock to certain directors of the Company at a per share price of $24.04. The options are granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during the first quarter of 2005 or 2004. The Company recorded compensation expense relative to stock options of $83 thousand and $92 thousand for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, stock options for 39,730 shares of common stock of the Company were outstanding at a weighted average price per share of $16.41.

9.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits for employees and covered dependents was as follows:

	Quarter Ended
	March 31,
(Dollars in thousands)	2005	2004
Components of net periodic cost:
Service cost	$414	$753
Interest cost	1,324	1,864
Amortization of prior service credit	(1,197)	—
Recognized actuarial (gain)/loss	311	318

Net periodic cost	$852	$2,935

The Company contributed $12 thousand and $36 thousand to its defined benefit pension plan during the quarters ended March 31, 2005 and 2004, respectively. The Company made payments of $.8 million and $1.7 million for other postretirement benefits during the quarters ended March 31, 2005 and 2004, respectively. The Company expects to contribute $.3 million to its defined benefit pension plan during 2005 on account of salaried participants and to make payments of $3.7 million for other postretirement benefits during 2005.

10.	VEBA and Profit Sharing Expense

During the quarter ended March 31, 2005, the Company incurred VEBA expense of $2.6 million. At the sole discretion of the Company, $2.1 million of this amount is subject to satisfaction by the issuance of common stock of the Company during the second quarter of 2005. The remaining $.5 million of this amount will be settled with pre-funded amounts. No VEBA or profit sharing expense was incurred during the first quarter of 2004.

11.	Other Income

Other income consisted of the following:

	Quarter Ended
	March 31,
(Dollars in thousands)	2005	2004
Equity income from affiliates	$2,715	$2,122
Other income	253	890

Total	$2,968	$3,012

12.	Earnings Per Share

Diluted earnings per share assumes the exercise of stock options and vesting of restricted stock, provided in each case that the effect is dilutive. For the quarter ended March 31, 2005, 37,008 shares of common stock related to stock options and 330,667 shares of restricted common stock were included in the computation of diluted earnings per share. For the quarter ended March 31, 2005, 2,722 shares of common stock related to stock options and 10,500 restricted shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended March 31, 2004, 22,187 shares of common stock related to stock options and 500,000 shares of common stock related to restricted stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

13.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 99% of inventories are valued using the LIFO method.

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Finished products	$30,348	$46,070
In-process	168,014	128,114
Raw materials	74,945	23,662
Other materials and supplies	263	307

Total current cost	273,570	198,153
Excess of current cost over carrying cost	(53,912)	(41,484)

Carrying cost	$219,658	$156,669

During the first quarter of 2005, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $389 thousand.

14.	Intangible Assets

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which was reflected in the financial statements as goodwill. Under the provisions of SOP 90-7 and FASB 109, either pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill and then to reduce other intangible assets, and finally as a credit to equity. During the quarter ended March 31, 2005, other intangible assets were reduced by $3.7 million representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of other deferred tax assets for which a full valuation allowance had been provided.

15.	Commitments and Contingencies

Environmental Matters

Prior to confirmation of the Company’s plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental claims made by state and Federal (USEPA) environmental regulatory agencies. Consequently, the Company believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

The Company estimates that demands for stipulated penalties and fines for activities through March 31, 2005 could total approximately $2.8 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded consent decree terms, including: (a) $2.1 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.4 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility, and (d) $0.2 million for a one time fine by West Virginia DEP for particulate emissions from the Company’s coke plant.

On March 10, 2005 the Company entered into a consent order with the West Virginia Department of Environmental Protection relative to air emissions at its coke producing facility in Follansbee, West Virginia. Under the consent order, the Company is obligated to take certain actions to correct and control air emissions at this facility. The Company recorded an obligation of $.2 million in the first quarter of 2005 relating to this matter.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $1.4 million was spent on these activities in 2002, $0.6 million in 2003, $4.6 million in 2004 and $.6 million in 2005. The Company estimates the cost of removal of the remaining contaminated sediments at $2.8 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2006.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company will submit the results of this investigation to the USEPA in 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.1 million for such remediation measures.

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

Capital expenditures for environmental projects totaled $3.0 million for the quarter ended March 31, 2005. The Company estimates capital expenditures for environmental projects to be $11.1 million for 2005, $14.2 million for 2006 and $4.1 million for 2007. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $13.0 million at March 31, 2005 and $13.4 at December 31, 2004. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Commitments

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003, that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $2.3 million and $4.1 million for the quarters ended March 31, 2005 and 2004, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003, that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. Additionally, the contract requires a variable portion calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $2.4 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively. At March 31, 2005, a maximum termination payment of $33.4 million would have been required to terminate the contract.

In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $2.9 million and $1.3 million for the quarters ended March 31, 2005 and 2004, respectively. At March 31, 2005, a maximum termination payment of $5.7 million would have been required to terminate the contract.

Guarantees

In January 2005, the Company executed an operating lease for certain mobile equipment, which contains a residual lease guarantee approximating $357 thousand. This residual lease guarantee has been reflected in the financial statements as an obligation and is included in other current liabilities.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

16.	Subsequent Event

On April 27, 2005, the Company filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in late 2003 and continuing to the present, causing Wheeling-Pittsburgh Steel to purchase coal on the spot market at significantly higher prices than under its agreement with CWVEC.

17.	Summarized Combined Financial Information

WPSC, a wholly-owned subsidiary of Wheeling-Pittsburgh Corporation (WPC), is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

       CONDENSED CONSOLIDATING BALANCE SHEET
       March 31, 2005
       (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$2,596	$—	$2,596
Accounts receivable	—	191,742	—	191,742
Inventories	—	219,658	—	219,658
Other current assets	16	25,184	—	25,200

Total current assets	16	439,180	—	439,196
Intercompany receivables	—	2,554	(2,554)	—
Investments and advances in affiliates	300,825	49,831	(300,825)	49,831
Property, plant and equipment - net	2,310	486,477	—	488,787
Other non-current assets	1,023	32,473	—	33,496

Total assets	$304,174	$1,010,515	$(303,379)	$1,011,310

Liabilities and stockholders’ equity
Accounts payable	$—	$81,583	$—	$81,583
Other current liabilities	284	173,015	—	173,299

Total current liabilities	284	254,598	—	254,882
Intercompany payable	2,554	—	(2,554)	—
Long-term debt	—	302,737	—	302,737
Other non-current liabilities	14	152,355	—	152,369
Stockholders’ equity	301,322	300,825	(300,825)	301,322

Total liabilities and stockholders’ equity	$304,174	$1,010,515	$(303,379)	$1,011,310

       CONDENSED CONSOLIDATING BALANCE SHEET
       December 31, 2004
       (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$31,198	$—	$31,198
Accounts receivable	—	144,509	—	144,509
Inventories	—	156,669	—	156,669
Other current assets	16	29,937	—	29,953

Total current assets	16	362,313	—	362,329
Intercompany receivables	—	4,075	(4,075)	—
Investments and advances in affiliates	291,625	53,016	(291,625)	53,016
Property, plant and equipment - net	2,306	485,002	—	487,308
Restricted cash	—	12,502	—	12,502
Other non-current assets	1,023	39,308	—	40,331

Total assets	$294,970	$956,216	$(295,700)	$955,486

Liabilities and stockholders’ equity
Accounts payable	$—	$92,434	$—	$92,434
Other current liabilities	276	116,429	—	116,705

Total current liabilities	276	208,863	—	209,139
Intercompany payable	4,075	—	(4,075)	—
Long-term debt	—	302,156	—	302,156
Other non-current liabilities	14	153,572	—	153,586
Stockholders’ equity	290,605	291,625	(291,625)	290,605

Total liabilities and stockholders’ equity	$294,970	$956,216	$(295,700)	$955,486

       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
       Quarter Ended March 31, 2005
       Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$399,508	$—	$399,508
Cost of goods sold	—	355,958	—	355,958
Depreciation and amortizaton expense	—	9,469	—	9,469
Selling, administrative and general expense	480	18,837	—	19,317

Operating income (loss)	(480)	15,244	—	14,764
Interest expense	—	(5,580)	—	(5,580)
Other income including equity earnings of affiliates	8,580	2,968	(8,580)	2,968

Income before income taxes	8,100	12,632	(8,580)	12,152
Income tax provision (benefit)	—	4,052	—	4,052

Net income	$8,100	$8,580	$(8,580)	$8,100

       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
       Quarter Ended March 31, 2004
       Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$274,206	$—	$274,206
Cost of goods sold	—	256,069	—	256,069
Depreciation and amortizaton expense	—	7,689	—	7,689
Selling, administrative and general expense	345	14,693	—	15,038

Operating loss	(345)	(4,245)	—	(4,590)
Interest expense	—	(5,219)	—	(5,219)
Other income including equity earnings of affiliates	(6,452)	3,012	6,452	3,012

Loss before income taxes	(6,797)	(6,452)	6,452	(6,797)
Income tax benefit	(79)	—	—	(79)

Net loss	$(6,718)	$(6,452)	$6,452	$(6,718)

       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
       Quarter Ended March 31, 2005
       (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$4	$(88,581)	$—	$(88,577)

Investing activities:
Capital expenditures	(4)	(10,117)	—	(10,121)
Construction of equipment using restricted cash	—	12,502	—	12,502
Other	—	1,114	—	1,114

Net cash provided by investing activities	(4)	3,499	—	3,495

Financing activities:
Net borrowings	—	51,979	—	51,979
Book overdraft	—	4,501	—	4,501
Other	—	—	—	—

Net cash provided by financing activities	—	56,480	—	56,480

Net decreaase in cash and cash equivalents	—	(28,602)	—	(28,602)
Cash and cash equivalents at beginning of period	—	31,198	—	31,198

Cash and cash equivalents at end of period	$—	$2,596	$—	$2,596

       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
       Quarter Ended March 31, 2004
       (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$14,430	$—	$14,430

Investing activities:
Capital expenditures	—	(24,135)	—	(24,135)
Construction of equipment using restricted cash	—	15,962	—	15,962
Other	—	325	—	325

Net cash used in investing activities	—	(7,848)	—	(7,848)

Financing activities:
Net borrowings	—	(1,160)	—	(1,160)
Book overdraft	—	510	—	510
Other	—	(7,353)	—	(7,353)

Net cash used in financing activities	—	(8,003)	—	(8,003)

Net decreaase in cash and cash equivalents	—	(1,421)	—	(1,421)
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$3,346	$—	$3,346

Item 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 15 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and Form 10-K Part I, Item I for the year ended December 31, 2004.

OVERVIEW

General

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

Wheeling Corrugating Company, an operating division of Wheeling-Pittsburgh Steel Corporation (WPCS, a wholly-owed subsidiary), manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also has ownership interests in two joint ventures, Wheeling-Nisshin, Inc. and Ohio Coating Company, which together consumed more than 30% of our steel tonnage shipped in the first quarter of 2005, and represented 25% of net sales for the quarter. These joint ventures produce value-added steel products from materials and products supplied by us.

We operate one business segment with all our operations being located in the United States. We have a diverse customer base, substantially all of which are located in the United States.

Bankruptcy and Reorganization

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

Fresh Start Reporting

In connection with its reorganization and in accordance with Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating approximately $150 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.

Change in Accounting Method

The Company elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements for all prior periods presented have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994 previously reported as pro forma disclosures. Beginning balances of paid-in-capital, deferred income taxes and retained earnings have been adjusted to reflect the results of adopting this statement using the modified retrospective method for years not presented.

Recent Developments

The steel industry is cyclical and highly competitive. Demand for our product is directly affected by demand for steel products in the United States and is indirectly affected by global demand for steel products. Our steel shipments for the first quarter were 522,803 tons, which was a 4% increase in steel shipments over the fourth quarter of 2004; however, shipments were adversely affected by lost production as the result of the basic oxygen furnace ductwork collapse which occurred in December 2004. Steel prices reflected a modest decline during the first quarter of 2005, with the average per ton selling price of hot-rolled steel decreasing by 2% as compared to the fourth quarter of 2004. Pricing and demand for steel products in the first quarter of 2005 reflected an apparent oversupply of customer inventories. Product mix for the first quarter of 2005 effectively negated the decrease in average per ton selling price of hot-rolled steel.

Steel production during the first quarter totaled 653,263 tons of cast product, which represented a 21% increase over production levels for the fourth quarter of 2004. Production was adversely affected in both the fourth quarter of 2004 and the first quarter of 2005 as the result of the basic oxygen furnace ductwork collapse, which occurred in December 2004. We are vigorously pursuing insurance claims for both property damage and business interruption relative to this incident.

Critical raw material inputs, principally scrap, coal and natural gas, all reflected price increases during the first quarter of 2005 as compared to prices for the fourth quarter of 2004. We operate our own coke production facility and are generally self-sufficient with respect to coke needs. However, our principal supplier of high volatile metallurgical coal alleged force majeure and failed to deliver metallurgical coal under the terms of our supply contract, which increased our cost of coal dramatically during the first quarter of 2005.

We commissioned a new Consteel® electric arc furnace (EAF) on November 28, 2004. The EAF produced 175,080 tons of liquid steel during the first quarter of 2005. The hot metal charging equipment for the EAF is expected to be operational during the second quarter of 2005. Once fully operational, the EAF is expected to increase our total raw steel production. The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials in terms of cost. We permanently idled one our two blast furnaces on May 5, 2005 as the result of the EAF production ramp-up.

On December 23, 2004, WPSC entered into a Letter of Intent with Severstal North America, Inc. (SNA). Under the non-binding terms of the letter of intent, WPSC and SNA agreed to form a Delaware limited liability company for the production of coke and coke related products. As part of the proposed project, WPSC is expected to contribute its coke producing batteries and certain related facilities and assets located at its facility in Follansbee, West Virginia. WPSC and SNA are expected to make cash contributions in the amount of $20 million and $140 million, respectively, to the limited liability company over four years, which would be used to substantially rebuild the coke batteries. During 2005, WPSC is expected to sell coke to SNA under a cost plus contract. After all contributions are received, the limited liability company would be owned 50% by WPSC and 50% by Severstal North America, Inc. Negotiations continue toward finalizing this agreement.

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

On April 27, 2005, the Company filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in late 2003 and continuing to the present, causing Wheeling-Pittsburgh Steel to purchase coal on the spot market at significantly higher prices than under its agreement with CWVEC.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 versus quarter ended March 31, 2004

Net sales for the first quarter of 2005 were $399.5 million. Net sales included $12.9 million from the sale of raw materials. Net sales of steel products for the first quarter of 2005 totaled $386.6 million on steel shipments of 522,803 tons. Net sales for the first quarter of 2004 were $274.2 million on steel shipments of 538,701 tons. The increase in net sales was due to an increase in the average selling price of steel of $739 per ton in the first quarter of 2005 as compared to the average selling price of steel of $509 per ton in the first quarter of 2004, offset by a decrease in sales volume of 15,898 tons. First quarter 2005 steel shipments were adversely impacted by the basic oxygen furnace ductwork collapse, which occurred in December 2004.

Cost of sales for the first quarter of 2005 amounted to $355.9 million. This amount included costs of $7.4 million related to the sale of raw materials and was reduced by $4.4 million related to the receipt of an environmental settlement applicable to prior years. Cost of sales of steel products totaled $352.9 million on steel shipments of 522,803 tons. Cost of sales for the first quarter of 2004 totaled $256.1 million on steel shipments of 538,701 tons. The net increase in cost of goods sold was due to an increase in the average cost of producing steel to $675 per ton in the first quarter of 2005 as compared to the average cost of producing steel of $475 per ton in the first quarter of 2004, offset by a decrease in shipping volume.

The increase in cost of goods sold of $96.8 million, or $200 per ton, as compared to the first quarter of 2004, resulted principally from increases in the cost of scrap, iron ore and metallurgical coal. Cost of sales was also impacted in the first quarter of 2005 as the result of the restoration of a 12% temporary wage reduction in the second quarter of 2004 that had been in effect since May 2003, an increase in wage and salary costs resulting from a 5% contractual wage increase for hourly employees effective as of May 2004 and a 5% wage increase granted to salaried employees in June 2004. The cost of natural gas and the cost of electricity also increased during the first quarter of 2005 as compared to the first quarter of 2004. VEBA expense of $2.6 million was also incurred during the first quarter of 2005. No VEBA expense was incurred in the first quarter of 2004.

Operating rates for the first quarter of 2005 and 2004 were 103.0% and 91.9%, respectively, as compared to our blast furnace-based benchmark.

Depreciation expense for the first quarter of 2005 amounted to $9.5 million as compared to $7.7 million for the first quarter of 2004. Depreciation expense increased as a result of the electric arc furnace, which was completed and placed in service during the fourth quarter of 2004.

Selling, general and administrative expense for the first quarter of 2005 amounted to $19.3 million as compared to $15.0 million for the first quarter of 2004. Selling, general and administrative costs increased principally as the result of the restoration of 12% temporary wage reduction in the second quarter of 2004 that had been in effect since May of 2003, a 5% wage increase that was granted to salaried employees in June 2004 and other one-time employee-related costs incurred during the first quarter of 2005.

Interest expense for the first quarter of 2005 amounted to $5.6 million as compared to $5.2 million for the first quarter of 2004. Average indebtedness outstanding for the first quarter of 2005 approximated $340 million as compared to $418 million for the first quarter of 2004; a decrease of $78 million. This decrease in outstanding indebtedness was offset by an increase in average rates of interest on outstanding indebtedness from an average rate of approximately 5% for the first quarter of 2004 to an average rate of approximately 6.5% for the first quarter of 2005.

Other income for the first quarter of 2005 amounted to $3.0 million as compared to $3.0 million for the first quarter of 2004. Other income consists primarily of equity earnings from affiliates and interest income. Equity earnings from affiliates increased by $.6 million and interest income decreased by $.6 million when comparing the first quarter of 2005 to the first quarter of 2004.

Income tax expense for the first quarter of 2005 amounted to $4.1 million as compared to an income tax benefit of $.1 million for the first quarter of 2004. Income taxes were provided at an effective tax rate of 33.3% of pretax income for the first quarter of 2005. A nominal income tax benefit of $.1 million was recognized in the first quarter of 2004 as the realizability of net operating loss carryforwards in future periods was not reasonably assured.

Net income for the first quarter of 2005 amounted to $8.1 million, or $.57 per basic share, as compared to a net loss of $6.7 million, or $(.71) per basic share, for the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

During the first quarter of 2005, we used $88.6 million of cash flow in operating activities consisting of $26.7 million from net income, adjusted for non-cash items, and $.3 million from changes in other assets and liabilities, offset by changes in working capital of $115.6 million. Changes in working capital during the first quarter of 2005 included an increase in accounts receivable of $47.2 million and an increase in inventory of $63.0 million. Accounts receivable increased as a result of the increased volume of shipments late in first quarter of 2005 as compared to the volume of shipments late in the fourth quarter of 2004. Inventory increased from low inventory levels at year-end as a result of the basic oxygen furnace ductwork collapse production interruption. Production during the first quarter of 2005 exceeded shipments by an amount in excess of 100,000 tons. The restored inventory will allow us to meet expected increases in future steel shipments. Additionally, management made a strategic decision to increase inventory levels of certain critical raw materials, in part, to avoid future price increases for iron ore. During the first quarter of 2005, accounts payable was reduced from an abnormally high level as of December 31, 2004 to normal levels as of March 31, 2005 resulting in the use of $15.4 million in cash flow during the first quarter of 2005.

As the result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we are vigorously pursuing insurance claims for both property damage, which we expect to approximate $9 million, and business interruption, which we expect to be substantial. No income has been recorded to-date relative to the business interruption claim.

During the first quarter of 2004, the net loss, adjusted for non-cash items provided cash flow of $1.8 million. Changes in working capital provided cash flow of $11.3 million. Changes in other assets and other liabilities provided cash flow of $1.3 million.

Cash Flow from Investing Activities

During the first quarter of 2005, capital expenditures used cash flow of $10.1 million. Cash withdrawn from restricted cash accounts during the first quarter totaled $12.5 million. Other investing activities provided cash flow of $1.1 million.

During the first quarter of 2004, capital expenditures, net of cash withdrawals from a restricted cash account, used $8.2 million. Other investing activities provided cash flow of $.3 million.

Cash Flow from Financing Activities

During the first quarter of 2005, borrowings, including book overdrafts, provided cash flow of $56.8 million. Repayment of long-term debt used cash flow of $.3 million.

During the first quarter of 2004, book overdrafts provided cash flow of $0.5 million and repayment of debt used cash flow of $8.5 million.

Liquidity and Capital Resources

As of March 31, 2005, we had liquidity and capital resources of $85.8 million, consisting of cash and cash equivalents of $2.6 million and $83.2 million of availability under our revolving credit facility. Our working capital ratio at March 31, 2005 was 1.7:1, which remained unchanged from December 31, 2004. At March 31, 2005, $52.3 million was outstanding under our revolving credit agreement.

Liquidity is provided under our $225 million revolving credit facility. Under the terms of our amended term loan agreement, we are currently limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility. We are also required to maintain minimum borrowing availability of at least $25 million under our revolving credit facility, after giving effect to required reserves and outstanding letters of credit. The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.

$250 million term loan agreement

In August 2003, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Emergency Steel Loan Guarantee Board, or the Steel Board, and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must pay the agent an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008. Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 4.1% at March 31, 2005. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of $150 million due on August 1, 2008 if such loan is not re-offered.

In June 2004, WPSC entered into an amendment and waiver to our term loan agreement that excludes from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery, of which only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery is also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limits us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $198.7 million in principal amount was outstanding as of March 31, 2005.

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

The term loan agreement requires us to maintain minimum borrowing availability under the revolving credit facility of $25 million. At March 31, 2005, minimum borrowing availability under the revolving credit facility was $83.2 million. The term loan agreement also specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply commencing with the quarter ending March 31, 2005. At March 31, 2005, we were in compliance with these financial covenants.

The term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements. Under our term loan agreement, we are permitted to incur capital expenditures with respect to certain specified projects up to specified maximum amounts, including the EAF, an automatic roll changer system at our Mingo Junction facility, the No. 8 coke battery and the Allenport cold mill. We are further permitted to incur additional expenses for capital improvements for other projects in amounts not to exceed in the aggregate specified maximums for each calendar year, ranging from $37.1 million to $44 million.

$225 million revolving credit facility

In August 2003, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 6.5% at March 31, 2005. The facility matures on August 1, 2006. At March 31, 2005, $52.3 million was outstanding under the revolving credit facility, and we had $83.2 million of availability, after giving effect to required reserves, outstanding letters of credit and the a $150 million maximum availability limitation under the facility. We are subject to, and are currently in compliance with, various covenants set forth in the revolving credit agreement, which are substantially similar to those contained in the term loan agreement, as amended, as described above. Under the terms of our amended term loan agreement, we are limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.

In June 2004, WPSC negotiated an amendment to our revolving credit facility. The amendment permits us to incur an additional $85 million in capital expenditures toward the rebuild of the No. 8 coke battery, of which only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery is also excluded from the computation of our consolidated fixed charge coverage ratio.

$40 million Series A notes

On August 1, 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. Ohio Coatings Company is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, Ohio Coatings Company is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series

A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin, Inc. or Ohio Coatings Company, and payments of dividends and distributions.

$20 million Series B notes

On August 1, 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

$10 million unsecured note

On August 1, 2003, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation. In July 2004, the WHX note was sold by WHX to a third party. The unsecured note bears interest at 6% per annum, matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes

The following table summarizes the categories of collateral that we have pledged to secure our current debt obligations and the ranking of our debt obligations with respect to all of the security interests that we have granted to date:

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, Inc, Ohio Coatings Company and Feralloy-Wheeling Specialty Processing Co., that are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin, Inc. and Ohio Coatings

Company, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS

In August 2003, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:

•	Modification and assumption agreement between WPSC and Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Steel Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $764,000 has been paid as of March 31, 2005, and the balance of which is to be paid in progress payments as work on the automatic roll changers project is completed, which is expected in 2005) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.

•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum, which is due in August 2005.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 5.6% per annum.

In addition, under our labor agreement with the USWA, an 8% wage increase will take effect in May 2005, with an additional 3% wage increase taking effect in September 2005. All of the obligations referenced in this section, except for the increase in wage rates, are included in the table of contractual commitments set forth below.

CONTRACTUAL COMMITMENTS

As of March 31, 2005, an estimate of our future contractual obligations, including the repayment of debt obligations, is summarized as follows.

Contractual Payments Due
(Dollars in millions)

			2005	2006 to	2008 to
	Total		(from March 31st)	2007	2009	Thereafter
Long-term debt (1)	$326.5		$30.5	$51.8	$170.2	$74.0
Capital leases (2)	7.8		0.7	1.7	1.7	3.7
Long-term operating leases (3)	21.2		2.8	5.0	4.9	8.5
Other long term liabilities:
Steelworker Pension Trust	13.3	(4)	2.9	7.8	2.6	—
OPEB	21.8	(5)	2.7	8.6	10.5	—
Severance	12.0	(6)	6.2	4.3	1.4	0.1
Coal miner retiree medical	4.6		0.2	0.5	0.5	3.4
Worker’s compensation	32.8	(7)	5.2	13.8	13.8	—
Special bonus payment	10.0	(8)	5.0	5.0	—	—
Purchase commitments:
Oxygen supply	69.6	(9)	5.4	14.4	14.4	35.4
Electricity	66.0	(10)	3.6	9.6	9.6	43.2
Coal	26.4	(11)	7.2	19.2	—	—
Capital commitments	35.8	(12)	35.8	—	—	—

Total	$647.8		$108.2	$141.7	$229.6	$168.3

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents scheduled principal payments on existing capital lease obligations.

3.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USWA, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2009.

6.	Amount represents payments under employee buyout program. 650 bargaining employees elected buyouts that extend through 2010.

7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2004 and anticipates payment of approximately $6.9 million per year. No estimate has been made beyond 2009.

8.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy. Payments of $5.0 million are to be made on December 15, 2005 and 2006.

9.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

10.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. At March 31, 2005, a maximum termination payment of $33.4 million would have been required.

11.	In 2004,we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. At March 31, 2005, a maximum termination payment of $5.7 million would have been required.

12.	Amounts reflect contractual commitments for capital expenditure as of March 31, 2005.

Planned capital expenditures

Our planned capital expenditures for the three-year period 2005 through 2007 total approximately $266.5 million, and include, but are not limited to, the following capital expenditure projects:

•	$77.3 toward completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is expected be completed in mid-2006 (see discussion below);

•	$3.0 million remaining to be spent on the EAF;

•	$14.5 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2005; and

•	$10.8 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.

If we are successful in consummating a joint venture agreement with Severstal North America, Inc. relative to our coke plant facility, approximately 85% of the funding required to rebuild the No. 8 coke battery will be provided by our joint venture partner. If the joint venture is not consummated, we expect that proceeds from the sale of excess coke will partially offset the capital needs to rebuild the No. 8 coke battery.

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

During the quarter ended March 31, 2005, we spent approximately $10.1 million on capital expenditures, all of which was offset with withdrawals from existing restricted cash balances.

VEBA TRUST AND PROFIT SHARING PLANS

Below are summaries of our contribution obligations to the VEBA trust and our two profit sharing plans, one for our USWA-represented employees and the other for our salaried employees, excluding our officers. Our future obligations, if any, to the VEBA trust and these plans are subject to and based on the level of our profitability (as described below) for each completed quarter. In addition, we have discretion, to the extent provided by the terms of the agreement establishing the VEBA trust and the terms of the profit sharing plans, to satisfy some or all of our funding obligations with shares of our common stock or cash.

During the first quarter of 2005, we incurred an aggregate obligation to the VEBA trust of $2.6 million. Of this amount $.5 million will be settled with pre-funded amounts. We expect to settle the remaining $2.1 million in common stock in the second quarter of 2005. No amounts were incurred under our profit sharing plans during the first quarter of 2005. No obligation was incurred to the VEBA trust or the profit sharing plans during the first quarter of 2004.

VEBA Trust

In connection with our plan of reorganization and our collective bargaining agreement with the USWA, we established a plan to provide health care and life insurance benefits to certain retirees and their dependents. The collective bargaining agreement also required us to create and make contributions to a trust to fund the payment of these retiree benefits. The trust, referred to herein as the VEBA trust, is designed to constitute a tax-exempt voluntary employee beneficiary association under Section 501(c)(9) of the Internal Revenue Code. The agreement provides for contributions based on our profitability, payable within 45 days of the end of each fiscal quarter, under the following formula (collectively, the “Variable Contributions”):

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

Upon establishment of the plan, we contributed 4,000,000 share of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in common stock of WPC. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the trust of an aggregate of 400,000 shares in 2004. As of March 31, 2005, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under (ii) of the Variable Contributions formula described above and $4.3 million in pre-funded cash is available to reduce future contributions due under (i) and (iii) of the Variable Contributions described above. The number of shares of WPC common stock creditable against contributions due under (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of WPC common stock for the 10 trading days immediately preceding the date the contribution is due.

In the event that we do not contribute a total of 400,000 shares of common stock to the trust under (ii) of the Variable Contribution formula described above by February 14, 2008, we are required to contribute 400,000 shares of our common stock to the trust, minus any shares of our common stock contributed prior to that date, no later than February 14, 2008.

“Operating cash flow,” for purposes of determining Variable Contributions, is defined as our earnings before interest and taxes, adjusted for certain amounts as set forth in the agreement with the USWA (primarily unusual, extraordinary or non-recurring items).

During the first quarter of 2005, variable contributions of $2.6 million were incurred. Of this amount, $.5 million will be settled with pre-funded amounts. We expect to settle the remaining $2.1 million in WPC common stock in the second quarter of 2005.

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

No profit sharing obligations were incurred under this plan during the first quarter of 2005 and 2004.

In addition, we have adopted a profit sharing plan for salaried employees under which we have an obligation to make quarterly profit sharing payments to or for the benefit of our salaried employees in an amount equal to 5.0% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the plan. The profit sharing pool will be divided among all salaried employees, excluding officers. Under the terms of the plan, we must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the company stock fund (as defined in our salaried 401(k) savings plan) under our salaried 401(k) savings plan, which restricts participants from making dispositions of our common stock out of the fund for a period of 24 months following any contribution other than distributions following termination of employment, or the death or disability of the participant. All profit sharing payments that become due are considered 100% vested when made.

No profit sharing obligations were incurred under this plan during the first quarter of 2005 and 2004.

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

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, in March 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 is effective for fiscal years ending after December 31, 2005. The Company does not expect this interpretation to have a material impact on its financial statements.

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently reviewing the statement and does not expect the statement to have a material impact on its financial statements.

The FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29”, in December 2004. SFAS No. 153 eliminates the exception to fair value treatment with respect to certain exchanges of non-monetary assets and provides an exception to fair value treatment with respect to exchanges of non-monetary assets that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently reviewing the statement and does not expect the statement to have a material impact on its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity price risk and related risks

We are exposed to market risk or price fluctuation related to the sale of steel products. Approximately 30% of our sales are made as contract business (agreements in excess of three months), with approximately 70% of sales being made at spot prices. We do not use derivative instruments to hedge market risk relative to changing steel prices.

Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. Our company’s market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. We periodically enter into contracts for the advance purchase of natural gas in an effort to hedge against market fluctuations. Due to “mark to market” provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time. We do not use derivative instruments to hedge market risk relative to changing prices for raw materials.

Interest rate risk

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.

At March 31, 2005, we had approximately 60% of the aggregate principal amount of debt outstanding under fixed-rate instruments with the balance outstanding under variable-rate instruments. Since our portfolio of debt is comprised of more than 50% fixed-rate instruments, the fair value of the debt is moderately sensitive to the effects of interest rate fluctuations. Additionally, our interest expense is somewhat sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $1.6 million.

Credit risk

Counter parties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counter-parties.

Foreign currency exchange risk

Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

As of March 31, 2005, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

On March 10, 2005 the Company entered into a consent order with the West Virginia Department of Environmental Protection relative to air emissions at its coke producing facility in Follansbee, West Virginia. Under the consent order, the Company has agreed to a fine in the amount of $200 thousand, and is obligated to take certain actions to correct and control air emissions at this facility. The Company does not expect the actions to be taken under the consent order to have a material effect on the operations, financial condition or cash flows of the Company.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
3.1(a)	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 000-50300) for the year ended December 31, 2004 (“2004 Form 10-K”), filed with the SEC on March 14, 2005.

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of Wheeling-Pittsburgh Corporation (incorporated by reference to Exhibit 3.1(b) to the Company’s 2004 Form 10-K).

10.7	Amended and Restated Retention Agreement, effective as of February 16, 2005, between James G. Bradley and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(a) of the Company’s 2004 Form 10-K).

10.2	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Paul J. Mooney and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(b) of the Company’s 2004 Form 10-K).

Exhibit No.	Description
10.3	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Daniel C. Keaton and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(c) of the Company’s 2004 Form 10-K).

10.7	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Donald E. Keaton and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(d) of the Company’s 2004 Form 10-K).

10.5	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Harry L. Page and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(e) of the Company’s 2004 Form 10-K).

10.6	Amended and Restated Retention Agreement, effective as of February 16, 2005, between John W. Testa and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(f) of the Company’s 2004 Form 10-K).

10.7	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Steven W. Sorvold and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(g) of the Company’s 2004 Form 10-K).

10.8	Agreement, effective as of February 16, 2005, between James E. Muldoon and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to Exhibit 10.13(h) of the Company’s 2004 Form 10-K).

31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION
/s/ Paul J. Mooney
Paul J. Mooney
Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: May 10, 2005