Form 10-Q
period 2005-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2005-08-09
CIK 941738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission File Number 000-50300
WHEELING-PITTSBURGH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation) 1134 Market Street, Wheeling, WV (Address of principal executive offices)	55-0309927 (I.R.S. Employer Identification No.) 26003 (Zip code)
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,596,840 shares of its common stock, par value $0.01 per share, outstanding as of July 29, 2005.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
	2005	Restated*	2005	Restated*
Revenues:
Net sales, including sales to affiliates of $79,610, $96,866, $179,449 and $162,206	$415,237	$356,121	$814,745	$630,327

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $79,343, $79,431, $172,416 and $140,682, excluding depreciation and amortization expense	385,979	292,820	741,937	548,889
Depreciation and amortization expense	8,423	7,512	17,892	15,201
Selling, general and administrative expense	15,577	16,437	34,894	31,475

Total cost and expenses	409,979	316,769	794,723	595,565

Operating income	5,258	39,352	20,022	34,762
Interest expense and other financing costs	(5,960)	(5,058)	(11,540)	(10,277)
Other income	3,093	4,653	6,061	7,665

Income before income taxes	2,391	38,947	14,543	32,150
Income tax provision (benefit)	(236)	11,950	3,816	11,832

Net income	$2,627	$26,997	$10,727	$20,318

Earnings per share
Basic	$0.18	$2.84	$0.76	$2.14
Diluted	$0.18	$2.79	$0.74	$2.10
Weighted average shares (in thousands):
Basic	14,207	9,500	14,158	9,500
Diluted	14,418	9,684	14,418	9,691

*	Amounts reported for the quarter and six months ended June 30, 2004 have been restated as a result of the retrospective application of the change in accounting for stock options as discussed in Note 5.
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

		December 31,
	June 30,	2004
	2005	Restated*
Assets
Current assets:
Cash and cash equivalents	$2,727	$31,198
Accounts receivables, less allowance for doubtful accounts of $2,427 and $2,697	166,735	144,509
Inventories	202,329	156,669
Prepaid expenses and deferred charges	16,177	29,953

Total current assets	387,968	362,329
Investment in and advances to affiliated companies	51,386	53,016
Property, plant and equipment, less accumulated depreciation of $60,116 and $42,536	509,329	487,308
Deferred income tax benefits	15,630	18,751
Restricted cash	—	12,502
Other intangible assets, less accumulated amortization of $1,563 and $1,346	1,142	5,174
Deferred charges and other assets	18,442	16,406

Total assets	$983,897	$955,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, including book overdrafts of $12,043 and $8,894	$86,344	$92,434
Short-term debt	31,500	—
Payroll and employee benefits payable	47,056	48,611
Accrued income and other taxes	11,863	10,073
Deferred income taxes payable	15,630	18,751
Accrued interest and other liabilities	5,121	7,843
Long-term debt due in one year	31,695	31,427

Total current liabilities	229,209	209,139
Long-term debt	296,968	302,156
Employee benefits	134,301	135,608
Other liabilities	16,418	17,978

Total liabilities	676,896	664,881

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 14,599,930 and 14,437,223 shares issued; 14,593,264 and 14,433,223 shares outstanding	146	144
Additional paid-in capital	273,034	267,327
Accumulated earnings	33,921	23,194
Treasury stock, 6,666 and 4,000 shares, at cost	(100)	(60)

Total stockholders’ equity	307,001	290,605

Total liabilities and stockholders’ equity	$983,897	$955,486

*	Amounts reported as of December 31, 2004 have been restated as a result of the retrospective application of the change in accounting for stock options discussed in Note 5.
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,727	$20,318
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	17,892	15,201
VEBA, profit sharing and other stock transactions	3,612	8,548
Other postretirement benefits	41	(69)
Deferred compensation and stock options	1,463	1,430
Equity income of affiliated companies, net of dividends	380	(3,723)
Interest paid-in-kind	888	544
Loss on disposition of assets	668	10
Deferred income taxes	3,816	11,455
Other	17	—
Changes in current assets and current liabilities:
Accounts receivable	(22,226)	(46,399)
Inventories	(45,660)	11,184
Other current assets	13,776	1,082
Accounts payable	(9,239)	1,703
Other current liabilities	(1,894)	(17,559)
Other assets and liabilities, net	(4,944)	12,051

Net cash provided by (used in) operating activities	(30,683)	15,776

Cash flows from investing activities:
Payments from affiliates	1,250	725
Capital expenditures	(39,617)	(60,211)
Proceeds from sale of assets	344	6
Restricted cash used to fund capital expenditures	12,502	40,142

Net cash used in investing activities	(25,521)	(19,338)

Cash flows from financing activities:
Book overdraft	3,149	3,110
Net change in short-term debt	31,500	(1,153)
Borrowing of long-term debt	—	1,800
Repayment of long-term debt	(6,916)	(1,894)

Net cash provided by financing activities	27,733	1,863

Decrease in cash and cash equivalents	(28,471)	(1,699)
Cash and cash equivalents at beginning of period	31,198	4,767

Cash and cash equivalents at end of period	$2,727	$3,068

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

		Additional	Accumulated
	Common	Paid-in	Earnings	Deferred	Treasury
	Stock	Capital	(Deficit)	Compensation	Stock	Total
December 31, 2003 (As Reported)	$100	$149,901	$(38,930)	$(6,458)	$—	$104,613
Modified retrospective adjustment, share-based payments	—	(6,351)	(107)	6,458	—	—

December 31, 2003 (Restated)	100	143,550	(39,037)	—	—	104,613
Shares issued:
Public stock offering	37	99,660	—	—	—	99,697
Employee benefit plans	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	60	—		(60)	—
Compensation expense recognized	—	2,471	—		—	2,471
Stock option grants	—	3	—	—	—	3
Modified retrospective adjustment, share-based payments	—	363	(236)	—	—	127
Net income	—	—	62,467	—	—	62,467

December 31, 2004 (Restated)	144	267,327	23,194	—	(60)	290,605
Shares issued:
Employee benefit plans	2	4,204	—	—	—	4,206
Restricted stock	—	—	—	—	—	—
Restricted stock forfeiture		40			(40)	—
Compensation expense recognized	—	1,304	—	—	—	1,304
Stock option grants	—	159	—	—	—	159
Net income	—	—	10,727	—	—	10,727

Balance, June 30, 2005	$146	$273,034	$33,921	$—	$(100)	$307,001

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued — Public offering	3,719,898	—	3,719,898
Stock issued — Employee benefit plans	717,325	—	717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Stock issued — Employee benefit plans	152,207	—	152,207
Stock issued — Restricted stock	10,500	—	10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, June 30, 2005	14,599,930	6,666	14,593,264

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

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

Due to a computational error, a classification correction has been made to the consolidated statement of cash flows for the six month ended June 30, 2004, decreasing cash provided from operating activities from $22.3 million to $15.8 million (accounts payable) and increasing cash provided by financing activities from $(4.6) to $1.9 million (book overdraft). There was no impact on the Company’s net income or cash as a result of this adjustment.

5.	Change in Accounting Method

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

The effect of adopting this statement and applying this statement using the modified retrospective method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands, except per share amounts	2005	2004	2005	2004
Income from continuing operations, before adjustment	$2,703	$27,058	$10,886	$20,432
Effect of adopting fair-value method of accounting for share-based payments	(76)	(88)	(159)	(180)

Income from continuing operations, as adjusted	2,627	26,970	10,727	20,252
Effect of adoption on benefit for income taxes	—	27	—	66

Net income, as adjusted	$2,627	$26,997	$10,727	$20,318

Earnings per share:
Basic, before adjustment	$0.19	$2.85	$0.77	$2.15
Effect of adoption	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic, as adjusted	$0.18	$2.84	$0.76	$2.14

Diluted, before adjustment	$0.19	$2.79	$0.76	$2.11
Effect of adoption	$(0.01)	$—	$(0.02)	$(0.01)
Diluted, as adjusted	$0.18	$2.79	$0.74	$2.10
As of December 31, 2004, accumulated earnings was decreased by $343 thousand, other non-current assets was increased $127 thousand and additional paid-in capital was increased $470 thousand. Amounts previously reported as deferred compensation in stockholders’ equity were reclassified to additional paid-in capital. The retrospective application of SFAS No. 123(R) had no effect on cash flow from operating, investing or financing activities. See Note 9 for additional disclosure regarding share-based payments.

6.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, in May 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also applies to changes required by accounting pronouncements if the pronouncement does not provide for specific transition provisions. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate voluntarily changing any accounting principle currently being applied and, therefore, does not expect this statement to have an impact on its financial statements.

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

The FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29”, in December 2004. SFAS No. 153 eliminates the exception to fair value treatment with respect to certain exchanges of non-monetary assets and provides an exception to fair value treatment with respect to exchanges of non-monetary assets that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently reviewing this statement and does not expect this statement to have a material impact on its financial statements.

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently reviewing this statement and does not expect this statement to have a material impact on its financial statements.

7.	Business Segment

The Company is engaged in one line of business and operates in one business segment: the making, processing and fabricating of steel and steel products. The Company manufactures and sells hot rolled and cold rolled sheet products, coated products (such as galvanized), pre-painted and tin mill sheet products. The Company also manufactures fabricated steel products, including roll-formed corrugating roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.

8.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $48.1 million and $67.1 million for the quarters ended June 30, 2005 and 2004, respectively. The Company had sales to Wheeling-Nisshin of $109.9 million and $105.1million for the six months ended June 30, 2005 and 2004, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company recorded dividends from Wheeling-Nisshin of $5.0 million and $2.5 million during the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $3.0 million and $1.6 million, respectively, and had accounts payable to Wheeling-Nisshin of $92 thousand and $2.5 million, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $31.5 million and $29.8 million for the quarters ended June 30, 2005 and 2004, respectively. The Company had sales to OCC of $69.5 million and $57.1 million for the six months ended June 30, 2005 and 2004, respectively. Sales to OCC are made at prevailing market prices. At June 30, 2005 and December 31, 2004, the Company had accounts receivable due from OCC of $10.3 million and $9.7 million, respectively, and had accounts payable to OCC of $0.9 million at December 31, 2004. At June 30, 2005 and December 31, 2004, the Company had a loan receivable due from OCC of $8.5 million and $9.7 million, respectively, which bears interest at approximately 5.6% per annum. The Company recorded interest income on the loan receivable of $0.2 million and $0.1 million and received payments on the loan of $0.3 million and $0.4 million for the quarters ended June 30, 2005 and 2004, respectively. The Company recorded interest income on the loan receivable of $0.3 million and $0.2 million and received payments on the loan of $1.2 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

9.	Share-Based Payments

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees. All of these grants vest in increments of one-third of the total grant to each individual pro rata over three years; one-third of which have vested and one-third of which will vest two business days after the earnings release for the second quarter in each of 2005 and 2006. In March 2005, the Company granted an additional 10,500 restricted shares of its common stock under the plan to selected employees, all of which vest two business days after the earnings release for the second quarter of 2006.

Compensation expense related to this plan amounted to $0.7 million and $0.6 million for the quarter ended June 30, 2005 and 2004, respectively. Compensation expense related to this plan amounted to $1.3 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, deferred compensation expense relative to non-vested restricted stock amounted to $3.0 million. This amount will be amortized to expense ratably through August 2006. No shares granted under the plan are subject to retirement eligible provisions.

The Company granted stock options for 5,393 and 7,801 shares of its common stock to certain directors of the Company during the quarters ended June 30, 2005 and 2004, respectively, at a price of $19.58 and $13.25 per share, respectively. The Company granted stock options for 8,115 and 12,195 shares of its common stock to certain directors of the Company during the six months ended June 30, 2005 and 2004, respectively, at a weighted average price of $26.05 and $17.14 per share, respectively. The options are granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during 2005 or 2004. The Company recorded compensation expense relative to stock options of $76 thousand and $88 thousand for the quarters ended June 30, 2005 and 2004, respectively. The Company recorded compensation expense of $159 thousand and $180 thousand for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, stock options for 45,123 shares of common stock of the Company were outstanding at a weighted average price of $16.79 per share.

The fair value of each option was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average risk-free interest rate	4.12%	3.91%	4.29%	3.33%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	77.87%	85.74%	80.87%	85.48%
Expected life (years)	10	10	10	10
The weighted average fair value per option granted was $14.09 and $11.28 for the quarters ended June 30, 2005 and 2004, respectively. The weighted average fair value per option granted was $19.59 and $14.76 for the six months ended June 30, 2005 and 2004, respectively.

10.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits for employees and covered dependents was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$413	$397	$827	$792
Interest cost	1,325	1,100	2,649	2,200
Amortization of prior service (credit) costs	(1,196)	32	(2,393)	65
Recognized actuarial (gain)/loss	310	63	621	125

Net periodic cost	$852	$1,592	$1,704	$3,182

The Company contributed $45 thousand and $20 thousand to its defined benefit pension plan during the quarters ended June 30, 2005 and 2004, respectively. The Company made payments of $0.7 million and $1.4 million for other postretirement benefits during the quarters ended June 30, 2005 and 2004, respectively. The Company contributed $57 thousand and $56 thousand to its defined benefit pension plan during the six months ended June 30, 2005 and 2004, respectively. The Company made payments of $1.5 million and $3.1 million for other postretirement benefits during the six months ended June 30, 2005 and 2004, respectively. The Company expects to contribute $0.3 million to its defined benefit pension plan during 2005 on account of salaried participants and to make payments of $3.7 million for other postretirement benefits during 2005.

11.	VEBA and Profit Sharing Expense

During the quarter ended June 30, 2005, the Company incurred VEBA and profit sharing expense of $1.8 million. At the sole discretion of the Company, $0.1 million of this amount was satisfied by the issuance of common stock during the second quarter of 2005 and $1.2 million of this amount is subject to satisfaction by the issuance of common stock of the Company during the third quarter of 2005. The remaining $0.5 million of this amount was settled with pre-funded amounts. During the quarter ended June 30, 2004, the Company incurred VEBA and profit sharing expense of $10.9 million. At the sole discretion of the Company, $8.6 million was satisfied by the issuance of common stock during the third quarter of 2004. Of the remaining amount, $1.8 million was settled in cash during the third quarter of 2004 and the remaining $0.5 million was settled with pre-funded amounts.

During the six months ended June 30, 2005, the Company incurred VEBA and profit sharing expense of $4.4 million. At the sole discretion of the Company, $2.2 was settled by the issuance of common stock of the Company during the second quarter of 2005 and $1.2 million of this amount is subject to satisfaction by the issuance of common stock of the Company during the third quarter of 2005. The remaining $1.0 million of this amount was settled with pre-funded amounts. During the six months ended June 30, 2004, the Company incurred VEBA and profit sharing expense of $10.9 million. At the sole discretion of the Company, $8.6 million was satisfied by the issuance of common stock during the third quarter of 2004. Of the remaining amount, $1.8 million was settled in cash during the third quarter of 2004 and the remaining $0.5 million was settled with pre-funded amounts.

12.	Other Income

Other income consisted of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Equity income from affiliates	$2,052	$4,247	$4,767	$6,369
Other income	1,041	406	1,294	1,296

Total	$3,093	$4,653	$6,061	$7,665

13.	Earnings Per Share

For the quarters and six months ended June 30, 2005 and 2004, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
(Dollars and shares in thousands)	2005	Restated	2005	Restated
Income available to common shareholders	$2,627	$26,997	$10,727	$20,318

Weighed-average basic shares outstanding	14,207	9,500	14,158	9,500
Dilutive effect of:
Stock options	15	12	19	12
Non-vested restricted common stock	196	171	241	179

Weighed-average diluted shares outstanding	14,418	9,684	14,418	9,691

Basic earnings per share	$0.18	$2.84	$0.76	$2.14
Diluted earnings per share	$0.18	$2.79	$0.74	$2.10
For the quarters ended June 30, 2005 and 2004, stock options for 19,529 and 4,394 shares of common stock at a weighted average price of $27.05 and $24.04, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the six months ended June 30, 2005 and 2004, stock options for 8,115 and 4,394 shares of common stock at a weighted average price of $26.05 and $24.04, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and six months ended June 30, 2005, 10,500 shares of non-vested restricted stock common were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

14.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 99% of inventories are valued using the LIFO method.

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Finished products	$36,570	$46,070
In-process	160,102	128,114
Raw materials	68,439	23,662
Other materials and supplies	221	307

Total current cost	265,332	198,153
Excess of current cost over carrying cost	(63,003)	(41,484)

Carrying cost	$202,329	$156,669

During the quarter ended June 30, 2005 and for the six months ended June 30, 2005, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $4.2 million and $4.6 million, respectively.

15.	Goodwill and Other Intangible Assets

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which was reflected in the financial statements as goodwill. Under the provisions of SOP 90-7 and FASB 109, either pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill and then to reduce other intangible assets, and finally as a credit to equity. During the quarter and six months ended June 30, 2005, other intangible assets were reduced by $83 thousand and $3.8 million, respectively, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of other deferred tax assets for which a full valuation allowance had been provided. During the quarter and six months ended June 30, 2004, goodwill was reduced by $11.7 million.

16.	Commitments and Contingencies

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

On March 10, 2005 the Company entered into a consent order with the West Virginia Department of Environmental Protection relative to air emissions at its coke producing facility in Follansbee, West Virginia. Under the consent order, the Company is obligated to take certain actions to correct and control air emissions at this facility. The Company recorded an obligation of $0.2 million in the first quarter of 2005 relating to this matter.

The Company estimates that demands for stipulated penalties and fines for activities through June 30, 2005 could total approximately $2.9 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded consent decree terms, including: (a) $2.2 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.4 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility, and (d) $0.2 million for a one time fine by West Virginia DEP for particulate emissions from the Company’s coke plant.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The work has been performed in phases, and approximately $3.1 million has been spent on these activities to-date. The Company estimates the cost of removal of the remaining contaminated sediments at $2.6 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2006.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company will submit the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.0 million for such remediation measures.

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

Capital expenditures for environmental projects totaled $2.4 million for the quarter ended June 30, 2005. The Company estimates capital expenditures for environmental projects to be $11.2 million for 2005, $13.2 million for 2006 and $4.1 million for 2007. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Accrued environmental liabilities totaled $12.6 million at June 30, 2005 and $13.4 million at December 31, 2004. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Commitments

In June 2005, the Company entered into contracts to purchase 40,000 tons of metallurgical coal each month for the period August 2005 through December 2005 at the prevailing market price for the first quarter of 2005. For each ton of metallurgical coal that is not taken under these contracts, the Company must pay $40 per ton.

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period August 2006 through May 2007 at the prevailing market price for the first quarter of 2005. The contract requires the Company to pay an average cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company is obligated to make a prepayment of $5.1 million under the terms of the contract, of which $0.5 million was paid in June 2005. The remaining prepayment of $4.6 million will be paid in the third quarter of 2005. The prepayment will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. These prepayments will be forfeited if coal is not taken under the contract.

In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $2.8 million and $3.0 million for the quarters ended June 30, 2005 and 2004, respectively. Payments for deliveries of coal totaled $5.7 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, a maximum termination payment of $3.8 million would have been required to terminate the contract.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003, that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $2.4 million and $3.6 million for the quarters ended June 30, 2005 and 2004, respectively. Payments for deliveries of oxygen totaled $4.7 million and $8.7 million for the six months ended June 30, 2005 and 2004, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003, that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. Additionally, the contract requires a variable portion calculated as $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $2.4 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively. Payments for deliveries of steam and electricity totaled $4.8 million and $4.6 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, a maximum termination payment of
$33.4 million would have been required to terminate the contract.

Guarantees

In January 2005, the Company entered into an operating lease for certain mobile equipment, which contains a residual lease guarantee approximating $357 thousand. This residual lease guarantee has been reflected in the financial statements as an obligation and is included in other current liabilities.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

17.	Subsequent Event

On July 8, 2005, the Company entered into an amended and restated revolving credit facility. The new credit facility amends and restates the Company’s $225 million revolving credit facility entered into as of July 31, 2003, which was scheduled to mature on August 1, 2006. As compared to the prior revolving credit facility, the new credit facility extends the maturity date to July 8, 2009, provides for higher borrowing availability on certain collateral, and lower borrowing and unused line fee rates, among other improvements.

18.	Summarized Combined Financial Information

Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of WPC, is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”
        CONDENSED CONSOLIDATING BALANCE SHEET
        June 30, 2005
        (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$2,727	$—	$2,727
Accounts receivable	—	166,735	—	166,735
Inventories	—	202,329	—	202,329
Other current assets	17	16,160	—	16,177

Total current assets	17	387,951	—	387,968
Intercompany receivables	—	4,731	(4,731)	—
Investments and advances in affiliates	308,814	51,386	(308,814)	51,386
Property, plant and equipment — net	2,310	507,019	—	509,329
Restricted cash	—	—	—	—
Other non-current assets	896	34,318	—	35,214

Total assets	$312,037	$985,405	$(313,545)	$983,897

Liabilities and stockholders’ equity
Accounts payable	$—	$86,344	$—	$86,344
Other current liabilities	292	142,573	—	142,865

Total current liabilities	292	228,917	—	229,209
Intercompany payable	4,731	—	(4,731)	—
Long-term debt	—	296,968	—	296,968
Other non-current liabilities	13	150,706	—	150,719
Stockholders’ equity	307,001	308,814	(308,814)	307,001

Total liabilities and stockholders’ equity	$312,037	$985,405	$(313,545)	$983,897

        CONDENSED CONSOLIDATING BALANCE SHEET
        December 31, 2004- Restated
        (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$31,198	$—	$31,198
Accounts receivable	—	144,509	—	144,509
Inventories	—	156,669	—	156,669
Other current assets	16	29,937	—	29,953

Total current assets	16	362,313	—	362,329
Intercompany receivables	—	4,075	(4,075)	—
Investments and advances in affiliates	291,625	53,016	(291,625)	53,016
Property, plant and equipment — net	2,306	485,002	—	487,308
Restricted cash	—	12,502	—	12,502
Other non-current assets	1,023	39,308	—	40,331

Total assets	$294,970	$956,216	$(295,700)	$955,486

Liabilities and stockholders’ equity
Accounts payable	$—	$92,434	$—	$92,434
Other current liabilities	276	116,429	—	116,705

Total current liabilities	276	208,863	—	209,139
Intercompany payable	4,075	—	(4,075)	—
Long-term debt	—	302,156	—	302,156
Other non-current liabilities	14	153,572	—	153,586
Stockholders’ equity	290,605	291,625	(291,625)	290,605

Total liabilities and stockholders’ equity	$294,970	$956,216	$(295,700)	$955,486

        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        Quarter Ended June 30, 2005
        Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$415,237	$—	$415,237
Cost of goods sold	—	385,979	—	385,979
Depreciation and amortizaton expense	—	8,423	—	8,423
Selling, administrative and general expense	472	15,105	—	15,577

Operating income (loss)	(472)	5,730	—	5,258
Interest expense	—	(5,960)	—	(5,960)
Other income including equity earnings of affiliates	3,099	3,093	(3,099)	3,093

Income before income taxes	2,627	2,863	(3,099)	2,391
Income tax provision (benefit)	—	(236)	—	(236)

Net income	$2,627	$3,099	$(3,099)	$2,627

        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        Quarter Ended June 30, 2004 — Restated
        Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$356,121	$—	$356,121
Cost of goods sold	—	292,820	—	292,820
Depreciation and amortizaton expense	—	7,512	—	7,512
Selling, administrative and general expense	371	16,066	—	16,437

Operating income (loss)	(371)	39,723	—	39,352
Interest expense	—	(5,058)	—	(5,058)
Other income including equity earnings of affiliates	27,194	4,653	(27,194)	4,653

Loss before income taxes	26,823	39,318	(27,194)	38,947
Income tax provision (benefit)	(174)	12,124	—	11,950

Net income	$26,997	$27,194	$(27,194)	$26,997

        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        Six Months Ended June 30, 2005
        Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$814,745	$—	$814,745
Cost of goods sold	—	741,937	—	741,937
Depreciation and amortizaton expense	—	17,892	—	17,892
Selling, administrative and general expense	952	33,942	—	34,894

Operating income (loss)	(952)	20,974	—	20,022
Interest expense	—	(11,540)	—	(11,540)
Other income including equity earnings of affiliates	11,679	6,061	(11,679)	6,061

Income before income taxes	10,727	15,495	(11,679)	14,543
Income tax provision (benefit)	—	3,816	—	3,816

Net income	$10,727	$11,679	$(11,679)	$10,727

        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        Six Months Ended June 30, 2004 — Restated
        Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$630,327	$—	$630,327
Cost of goods sold	—	548,889	—	548,889
Depreciation and amortizaton expense	—	15,201	—	15,201
Selling, administrative and general expense	716	30,759	—	31,475

Operating income (loss)	(716)	35,478	—	34,762
Interest expense	—	(10,277)	—	(10,277)
Other income including equity earnings of affiliates	20,781	7,665	(20,781)	7,665

Loss before income taxes	20,065	32,866	(20,781)	32,150
Income tax provision (benefit)	(253)	12,085	—	11,832

Net income	$20,318	$20,781	$(20,781)	$20,318

        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
        Six Months Ended June 30, 2005
        (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$(30,683)	$—	$(30,683)

Investing activities:
Capital expenditures	—	(39,617)	—	(39,617)
Construction of equipment using restricted cash	—	12,502	—	12,502
Other	—	1,594	—	1,594

Net cash used in investing activities	—	(25,521)	—	(25,521)

Financing activities:
Net borrowings	—	24,584	—	24,584
Book overdraft	—	3,149	—	3,149
Other	—	—	—	—

Net cash used in financing activities	—	27,733	—	27,733

Net decreaase in cash and cash equivalents	—	(28,471)	—	(28,471)
Cash and cash equivalents at beginning of period	—	31,198	—	31,198

Cash and cash equivalents at end of period	$—	$2,727	$—	$2,727

        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
        Six Months Ended June 30, 2004
        (Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$15,776	$—	$15,776

Investing activities:
Capital expenditures	—	(60,211)	—	(60,211)
Construction of equipment using restricted cash	—	40,142	—	40,142
Other	—	731	—	731

Net cash used in investing activities	—	(19,338)	—	(19,338)

Financing activities:
Net borrowings	—	(1,247)	—	(1,247)
Book overdraft	—	3,110	—	3,110
Other	—	—	—	—

Net cash used in financing activities	—	1,863	—	1,863

Net decreaase in cash and cash equivalents	—	(1,699)	—	(1,699)
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$3,068	$—	$3,068

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain sections of Management’s Discussion and Analysis relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 16 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and Form 10-K Part I, Item 1 for the year ended December 31, 2004.
OVERVIEW
General
We produce flat rolled steel products for the construction industry, steel service centers, converters, processors, and the container and appliance industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, tin and zinc coated products and fabricated products. In addition, we produce semi-finished steel products and hot rolled steel products, which represent the least processed of our finished goods. We commissioned a new Consteel® electric arc furnace on November 28, 2004 that, along with the idling of one or our two blast furnaces, transformed our operations from an integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company, an operating division of WPSC (a wholly-owed subsidiary of WPC), manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also has ownership interests in two significant joint ventures, Wheeling-Nisshin, Inc. and Ohio Coating Company, which together consumed more than 27% of our steel tonnage shipped in the first half of 2005, and represented 22% of net sales for the first half of 2005. These joint ventures produce value-added steel products from materials and products supplied by us.
We operate one business segment with all our operations being located in the United States. We have a diverse customer base, substantially all of which are located in the United States.
Bankruptcy and Reorganization
On November 16, 2000, WPC and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code in the US Bankruptcy Court for the Northern District of Ohio. We commenced the Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to the additional funding that we needed to continue our operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.
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
Change in Accounting Method
The Company elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements for all prior periods presented have been restated to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994 previously reported as pro forma disclosures. Beginning balances of paid-in-capital, deferred income taxes and retained earnings have been adjusted to reflect the results of adopting this statement using the modified retrospective method for years not presented.
Recent Developments
Industry and Production
The steel industry is cyclical and highly competitive. Demand for our product is directly affected by demand for steel products in the United States and is indirectly affected by global demand for steel products. Our steel shipments for the first half of 2005 were 1,069,491 tons. Steel shipments in the first quarter of 2005 were adversely affected by lost production as the result of the basic oxygen furnace ductwork collapse that occurred in December 2004. Steel prices softened during the first half of 2005, with the average per ton selling price of hot-rolled steel decreasing from $599 per ton in December 2004 to $526 per ton in June 2005. However, our product mix for the first half of 2005 effectively negated the decrease in the average per ton selling price of hot-rolled steel.
Steel production during the first half of 2005 totaled 1,249,867 tons of cast-product. Production was adversely affected in the first quarter of 2005 as the result of the basic oxygen furnace ductwork collapse, which occurred in December 2004. We have submitted an insurance claim for property damage and expect to recover approximately $9.0 million on a net basis, of which $2.5 million has been received through June 30, 2005. We have also submitted a business interruption claim for an amount in excess of $40 million based on our assessment of the full impact of the incident, before the deductible and VEBA and profit sharing expense payable on the net amount expected to be received. The insurance adjustor has disputed certain aspects of this claim, therefore there can be no assurance of the ultimate amount we will realize at this time. We continue to work vigorously on this matter and expect resolution by the end of the third quarter; however there can be no assurance that this will occur by the end of the third quarter.
On November 28, 2004, we commissioned a new Consteel® electric arc furnace (EAF). The EAF produced 423,593 tons of liquid steel during the first half of 2005. The hot metal charging equipment for the EAF became operational during the second quarter of 2005. Once the EAF is fully ramped-up, the EAF is expected to increase our total raw steel production. The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials in terms of cost. We permanently idled one of our two blast furnaces on May 5, 2005 as the result of the EAF production ramp-up.
Coal Supply and Coke Production
Critical raw material inputs, principally iron ore, coal and natural gas, all reflected price increases during the first half of 2005. We operate our own coke production facility and are generally self-sufficient with respect to coke needs. However, our principal supplier of high volatile metallurgical coal alleged force majeure and failed to deliver metallurgical coal under the terms of our supply contract, which increased our cost of coal dramatically during the first half of 2005. Deliveries have increased since the filing of a lawsuit on April 27, 2005.
On April 27, 2005, the Company filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in 2003 and continuing to the present, causing damage to WPSC, including, but not limited to, the increased cost of purchasing coal on the spot market at significantly higher prices than under its agreement with

CWVEC. The court currently is considering motions concerning the proper venue. In a separate action, on May 4, 2005, the Bankruptcy Court for the Northern District of Ohio issued a ruling, which interpreted such court’s prior 2002 order in our bankruptcy, which had approved our assumption and modification of the CWVEC coal supply agreement. In its May 4, 2005 ruling, the bankruptcy court held that under the terms of the court’s 2002 order and the contract, as amended, (1) we have the right to assign the coal supply agreement to the coke plant joint venture, subject to finalization of the documentation and review by CWVEC, and (2) that CWVEC has no contractual right to terminate the coal supply agreement upon the transfer of the coke plant to the coke plant joint venture. CWVEC has appealed those rulings. In the Brooke County litigations, CWVEC also filed a counterclaim alleging that it will have the right to reduce shipments after the coke plant joint venture is consummated. We have filed a motion in the Bankruptcy Court for the Northern District of Ohio seeking to bar CWVEC from that counterclaim.
Joint Venture
On December 23, 2004, WPSC entered into a Letter of Intent with Severstal North America, Inc. (Severstal). Under the non-binding terms of the Letter of Intent, WPSC and Severstal agreed to form a Delaware limited liability company (the coke plant joint venture) for the production of coke and have been preparing the necessary agreements, performing due diligence, and seeking the necessary approvals. In early August 2005, WPSC and Severstal reached revised economic terms, subject to finalization of definitive documentation, and closing is expected in the third quarter. The terms were renegotiated in early August 2005 primarily due to Severstal’s concern regarding the accelerated deterioration in the condition of the coke batteries primarily due to the unreliability of coal deliveries by WPSC’s high volatile metallurgical coal supplier. All corporate approvals for the revised transaction have been obtained by WPSC and Severstal. The closing is also subject to receipt of certain third party consents, including the approval by WPSC’s term loan lenders and the Federal loan guarantor, the Emergency Steel Loan Guarantee Board (Loan Board) of the finalized agreements. Under the revised terms, WPSC will contribute its coke producing batteries located at its facility in Follansbee, West Virginia and certain related facilities and assets, and cash contributions of $40 million, and Severstal will make cash contributions of $120 million, to the limited liability company over four years, which will be used to substantially rebuild the coke batteries. If further funding is necessary, each party is expected to contribute additional funds equally to the limited liability company. After the first $10 million in cash contributions from WPSC and the first $90 million in cash contributions from Severstal, the limited liability company would be owned 50% by WPSC and 50% by Severstal. During 2005 WPSC will sell coke to Severstal at cost plus $20 million; Severstal will prepay the $20 million at closing of the coke plant joint venture, offset by amounts already collected by WPSC under an interim supply agreement.
Credit Arrangements and Covenant Compliance
On July 8, 2005, the Company entered into an amended and restated revolving credit facility. The new credit facility amends and restates the Company’s $225 million revolving credit facility entered into as of July 31, 2003, which was scheduled to mature on August 1, 2006. As compared to the prior revolving credit facility, the new credit facility extends the maturity date to July 8, 2009, provides for higher borrowing availability on certain collateral, and lower borrowing and unused line fee rates, among other improvements. Our revolving credit agreement, as amended and restated on July 8, 2005, currently only requires us to comply with a minimum fixed charge coverage ratio, if, and only if, borrowing availability at any point in time falls below $50 million. As of June 30, 2005, we were in compliance with all applicable financial covenants under the revolving agreement prior to restatement and amendment of the agreement.
Our term loan agreement specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply. As of June 30, 2005, we were in compliance with all applicable financial covenants.
However, due to the financial impact of the basic oxygen furnace ductwork collapse and the financial impact of the disruption in our coal deliveries related to the CWVEC lawsuit and current market conditions, we do not expect to be in compliance with certain financial covenants under the term loan agreement as of September 30, 2005. We have initiated discussions with our term loan lenders and the Federal guarantor, the Loan Board, to obtain necessary waivers or modifications, which we believe we will be able to obtain. However, we cannot assure that the term loan lenders and the Loan Board will agree to such waivers or modifications.

In addition, depending on future market conditions and other factors, we may not be in compliance with certain financial covenants under the term loan agreement for periods ending after September 30, 2005. If this were to occur, we would also be required to obtain waivers or modifications from our lenders and the Loan Board relative to future periods. However, we cannot assure that the term loan lenders and the Loan Board will agree to such waivers or modifications.
In the event that the waivers or modifications described above are not obtained by us, an event of default under the term loan agreement will occur and subsequently will constitute an event of default under the amended and restated revolving credit agreement and, if the event of default results in acceleration of the term loan, substantially all of our other debt instruments.
RESULTS OF OPERATIONS
Quarter ended June 30, 2005 versus quarter ended June 30, 2004
Net sales for the second quarter of 2005 were $415.2 million, including net sales of steel products for the second quarter of 2005 of $388.2 million on steel shipments of 546,688 tons. Net sales for the second quarter of 2004 were $356.1 million on steel shipments of 548,474 tons. The increase in net sales was due to an increase in the average selling price of steel of $710 per ton in the second quarter of 2005 as compared to the average selling price of steel of $649 per ton in the second quarter of 2004.
Cost of sales for the second quarter of 2005 amounted to $386.0 million, of which cost of sales of steel products totaled $371.2 million. Cost of sales for the second quarter of 2004 totaled $292.8 million. The net increase in cost of goods sold in 2005 represented an increase in the average cost of steel products sold to $679 per ton in the second quarter of 2005 as compared to the average cost of steel products sold of $534 per ton in the second quarter of 2004. Cost of sales was also reduced by an immaterial correction of an accrual for environmental liabilities of $1.0 million.
In order to minimize our net raw material cost, and in light of our transition to a hybrid steel producer, we sold raw materials excess to our needs in the second quarter for which related revenues of $27.0 million and cost of $14.8 million were included in results of operations. Tons of such raw materials are not included in shipments in our disclosures.
The increase in the cost of steel products sold of $78.4 million, or $145 per ton, in the second quarter of 2005 as compared to the second quarter of 2004, resulted principally from increases in the cost of iron ore, scrap and metallurgical coal. Wage and salary costs also increased during the second quarter of 2005 as compared to the second quarter of 2004 as the result of the restoration of a 12% temporary wage reduction in the second quarter of 2004 that had been in effect since May 2003, a 5.8% hourly wage increase in May 2004, an 8% hourly wage increase in May 2005 and a 5% increase in wages for salaried employees granted in June 2004. VEBA and profit sharing expense for the second quarter of 2005 decreased by $8.5 million as compared to the second quarter of 2004.
Depreciation expense for the second quarter of 2005 amounted to $8.4 million as compared to $7.5 million for the second quarter of 2004. Depreciation expense increased as a result of the electric arc furnace, which was completed and placed in service during the fourth quarter of 2004.
Selling, general and administrative expense for the second quarter of 2005 amounted to $15.6 million as compared to $16.4 million for the second quarter of 2004. Selling, general and administrative costs decreased principally due to the reduction in profit sharing expense in the second quarter of 2005 as compared to the second quarter of 2004 as a result of lower operating results.
Interest expense for the second quarter of 2005 amounted to $6.0 million as compared to $5.1 million for the second quarter of 2004 principally due to an increase in the average rate of interest on outstanding indebtedness during the second quarter of 2005 as compared to the second quarter of 2004. Average indebtedness outstanding for the second quarter of 2005 approximated $380.9 million as compared to $423.0 million for the second quarter of 2004.

Other income for the second quarter of 2005 amounted to $3.1 million as compared to $4.7 million for the second quarter of 2004. Other income consists primarily of equity earnings from affiliates and interest income. Equity earnings from affiliates decreased by $2.2 million and interest and other income increased by $0.6 million during the second quarter of 2005 as compared to the second quarter of 2004.
An income tax benefit of $0.2 million was recorded in the second quarter of 2005 as compared to income tax expense of $11.9 million for the second quarter of 2004. The projected effective tax rate for 2005 is estimated to approximate 26.2%. This projected effective rate is below the statutory rate due to the effect of permanent differences, principally the equity earnings of affiliates expected to be returned in the form of dividends. A reduction of the projected effective rate for 2005 resulted in a tax benefit being recorded in the second quarter of 2005. Realization of pre-reorganization tax benefits are reflected as a balance sheet adjustment under generally accepted accounting principles and have no effect on the effective tax rate.
Net income for the second quarter of 2005 amounted to $2.6 million, as compared to net income of $27.0 million for the second quarter of 2004.
Six months ended June 30, 2005 versus six months ended June 30, 2004
Net sales for the six months ended June 30, 2005 were $814.7 million, including $39.9 million from the sale of raw materials. Net sales of steel products for the six months ended June 30, 2005 totaled $774.8 million on steel shipments of 1,069,491 tons. Net sales for the six months ended June 30, 2004 were $630.3 million on steel shipments of 1,087,175 tons. The increase in net sales was due to an increase in the average selling price of steel of $724 per ton for the six months ended June 30, 2005 as compared to the average selling price of steel of $580 per ton for the six months ended June 30, 2004.
Cost of sales for the six months ended June 30, 2005 amounted to $741.9 million. This amount included costs of $22.2 million related to the sale of raw materials and was reduced by $4.4 million related to the receipt of an environmental settlement applicable to prior years. Cost of sales of steel products totaled $724.1 million. Cost of sales for the six months of 2004 totaled $548.9 million on steel shipments of 1,087,175 tons. The net increase in cost of goods represented an increase in the average cost of steel products sold of $677 per ton for the six months ended June 30, 2005 as compared to the average cost of steel products sold of $505 per ton for the six months of 2004. Cost of sales was reduced by an immaterial correction of an accrual for environmental liabilities of $1.2 million.
The increase in cost of steel products sold of $175.2 million, or $172 per ton, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulted principally from increases in the cost of iron ore, scrap, and metallurgical coal. Wage and salary costs also increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as the result of the restoration of a 12% temporary wage reduction in the second quarter of 2004 that had been in effect since May 2003, a 5.8% hourly wage increase in May 2004, an 8% hourly wage increase in May 2005 and a 5% increase in wages for salaried employees granted in June 2004. VEBA and profit sharing expense for the six months ended June 30, 2005 decreased by $5.9 million as compared to the six months ended June 30, 2004.
Depreciation expense for the six months ended June 30, 2005 amounted to $17.9 million as compared to $15.2 million for the six months ended June 30, 2004. Depreciation expense increased as a result of the electric arc furnace, which was completed and placed in service during the fourth quarter of 2004.
Selling, general and administrative expense for the six months ended June 30, 2005 amounted to $34.9 million as compared to $31.5 million for the six months ended June 30, 2004. Selling, general and administrative costs increased principally as the result of a 5% wage increase that was granted to salaried employees in June 2004 and other one-time employee-related costs incurred during the six months ended June 30, 2005, offset by a decrease in profit sharing expense incurred during the six months ended June 30, 2005 and compared to the six months ended June 30, 2004.
Interest expense for the six months ended June 30, 2005 amounted to $11.5 million as compared to $10.3 million for the six months ended June 30, 2004 principally due to an increase in the average rate of interest on outstanding indebtedness during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Average indebtedness outstanding for the six months ended June 30, 2005 approximated $369.1 million as compared to $423.1 million for the six months ended June 30, 2004.
Other income for the six months ended June 30, 2005 amounted to $6.1 million as compared to $7.7 million for the six months ended June 30, 2004. Other income consists primarily of equity earnings from affiliates and interest income. Equity earnings from affiliates decreased by $1.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Income tax expense for the six months ended June 30, 2005 amounted to $3.8 million as compared to an income tax expense of $11.8 million for the six months ended June 30, 2004. The projected effective tax rate for 2005 is estimated to approximate 26.2%. This projected effective rate is below the statutory rate due to the effect of permanent differences, principally the equity earnings of affiliates expected to be returned in the form of dividends. Realization of pre-reorganization tax benefits are reflected as a balance sheet adjustment under generally accepted accounting principles and have no effect on the effective tax rate.
Net income for the six months ended June 30, 2005 amounted to $10.7 million, as compared to a net income of $20.3 million for the six months ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Loan Covenant Compliance
Our revolving credit agreement, as amended and restated on July 8, 2005, currently only requires us to comply with a minimum fixed charge coverage ratio, if, and only if, borrowing availability at any point in time falls below $50 million. As of June 30, 2005, we were in compliance with all applicable financial covenants under the revolving agreement prior to restatement and amendment of the agreement.
Our term loan agreement specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio with which we must comply. As of June 30, 2005, we were in compliance with all applicable financial covenants.
However, due to the financial impact of the basic oxygen furnace ductwork collapse and the financial impact of the disruption in our coal deliveries related to the CWVEC lawsuit and current market conditions, we do not expect to be in compliance with certain financial covenants under the term loan agreement as of September 30, 2005. We have initiated discussions with our term loan lenders and the Federal guarantor, the Loan Board, to obtain necessary waivers or modifications, which we believe we will be able to obtain. However, we cannot assure that the term loan lenders and the Loan Board will agree to such waivers or modifications.
In addition, depending on future market conditions and other factors, we may not be in compliance with certain financial covenants under the term loan agreement for periods ending after September 30, 2005. If this were to occur, we would also be required to obtain waivers or modifications from our lenders and the Loan Board relative to these future periods. However, we cannot assure that the term loan lenders and the Loan Board will agree to such waivers or modifications.
In the event that the waivers or modifications described above are not obtained by us, an event of default under the term loan agreement will occur and subsequently will constitute an event of default under the amended and restated revolving credit agreement and, if the event of default results in acceleration of the term loan, substantially all of our other debt instruments.
Cash Flow from Operating Activities
During the six months ended June 30, 2005, we used $30.7 million of cash flow in operating activities consisting of $39.5 million from net income, adjusted for non-cash items, offset by changes in working capital of $65.3 million and $4.9 million from changes in other assets and other liabilities. Changes in working capital during the first half of 2005 included an increase in accounts receivable of $22.2 million and an increase in inventory of $45.7 million. Accounts receivable increased as a result of increased sales in the month of June 2005 as compared to December 2004. Inventory levels at June 30, 2005 increased from abnormally low levels at December 31, 2004. Inventory levels at December 31, 2004 were abnormally low due to an interruption in production in December 2004 as the result of the basic oxygen furnace ductwork collapse. Management also made a strategic decision in 2005 to increase inventory levels of certain critical raw materials, principally coal inventories.
As the result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we are vigorously pursuing an insurance claim for property damage and expect to recover approximately $9 million on a net basis, of which $2.5 million has been received through June 30, 2005. We have also submitted a business interruption claim for an amount in excess of $40 million based on our assessment of the full impact of the incident, before the deductible and VEBA and profit sharing expense payable on the net amount expected to be received. The insurance adjustor has disputed certain aspects of this claim; therefore there can be no assurance at this time of the ultimate amount we will realize. We continue to work vigorously on this matter and believe the matter will be resolved by the end of the third quarter; however there can be no assurance that this will occur by the end of the third quarter. No income has been recorded to-date relative to the business interruption claim.
During the six months ended June 30, 2004, we generated cash flow from operating activities of $15.8 million consisting of net income of $53.7 million, adjusted for non-cash items, and $12.1 million from changes in other assets and other liabilities, offset by changes in working capital of $50.0 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2005, capital expenditures used cash flow of $39.6 million. Cash withdrawn from restricted cash accounts provided cash flow of $12.5 million. Other investing activities provided cash flow of $1.6 million.
During the six months ended June 30, 2004, capital expenditures used cash flow of $60.2 million. Cash withdrawn from restricted cash accounts provided cash flow of $40.2 million. Other investing activities provided cash flow of $0.7 million.
Cash Flow from Financing Activities
During the six months ended June 30, 2005, borrowings, including book overdrafts, provided cash flow of $34.6 million. Repayment of long-term debt used cash flow of $6.9 million.
During the six months ended June 30, 2004, borrowings, including book overdrafts provided cash flow of $4.9 million. Repayment of debt used cash flow of $3.0 million.
Liquidity and Capital Resources
At June 30, 2005, we had liquidity and capital resources of $105.8 million, consisting of cash and cash equivalents of $2.7 million and $103.1 million of availability under our revolving credit facility. Our working capital ratio at June 30, 2005 was 1.7:1, which remained unchanged from December 31, 2004. At June 30, 2005, $31.5 million was outstanding under our revolving credit agreement.
Liquidity is provided under our amended and restated $225 million revolving credit facility. Under the terms of our amended term loan agreement, we are currently limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility. We are also required to maintain minimum borrowing availability of at least $25 million under our revolving credit facility, after giving effect to required reserves and outstanding letters of credit. The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.
$250 Million Term Loan Agreement
In August 2003, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Loan Board and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must pay the agent an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008. Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 4.4% at June 30, 2005. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At June 30, 2005, the term loan balance was $231.2 million.
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement that excludes from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery, of which only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery is also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limits us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $193.4 million in principal amount was outstanding as of June 30, 2005.
Pursuant to the provisions of our term loan agreement, we are subject to, and are currently in compliance with, various covenants, including compliance with the terms and conditions of the guarantee of the Loan Board and the related guarantee of the West Virginia Housing Development Fund, limitations on indebtedness, guarantee obligations, liens, sale of subsidiary stock, dividends, distributions and investments.
The term loan agreement requires us to maintain borrowing availability under the revolving credit facility of $25 million. At June 30, 2005, minimum borrowing availability under the revolving credit facility was $103.1 million. The term loan agreement also specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. At June 30, 2005, we were in compliance with these financial covenants.
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
$225 Million Revolving Credit Facility
In August 2003, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 6.4% at June 30, 2005. At June 30, 2005, $31.5 million was outstanding under the revolving credit facility, and we had $103.1 million of availability, after giving effect to required reserves, outstanding letters of credit and the a $150 million maximum availability limitation under the facility. At June 30, 2005, we were subject to and in compliance with various covenants set forth in the revolving credit agreement, which are substantially similar to those contained in the term loan agreement, as amended, as described above. Under the terms of our amended term loan agreement, we are limited to a maximum of $150 million in borrowings, including outstanding letters of credit, under our revolving credit facility.
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

On July 8, 2005, the Company entered into an amended and restated revolving credit facility. The new credit facility amends and restates the Company’s $225 million revolving credit facility entered into as of July 31, 2003, which was scheduled to mature on August 1, 2006. As compared to the prior revolving credit facility, the new credit facility extends the maturity date to July 8, 2009, provides for higher borrowing availability on certain collateral, and lower borrowing and unused line fee rates, among other improvements.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2005, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, Inc, Ohio Coatings Company and Feralloy-Wheeling Specialty Processing Co., that are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin, Inc. and Ohio Coatings Company, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.
CERTAIN OTHER OBLIGATIONS
In August 2003, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:
•	Modification and assumption agreement between WPSC and Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Loan Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note. In addition, WPSC agreed to pay Danieli Corporation approximately $2.58 million (of which approximately $.85 million has been paid as of June 30, 2005, and the balance of which is to be paid in progress payments as work on the automatic roll changers project is completed, which is expected in 2005) to complete the roll-changing project and for rehabilitation, storage and other costs of Danieli Corporation.
•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum, which is due in August 2005. WPSC is currently discussing an extension of this obligation due August 2005 with the Ohio Department of Development.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 5.6% per annum.
In addition, under our labor agreement with the USW, a 3% wage increase will take effect in September 2005. All of the obligations referenced in this section, except for the increase in wage rates, are included in the table of contractual commitments set forth below.
CONTRACTUAL COMMITMENTS
As of June 30, 2005, an estimate of our future contractual obligations, including the repayment of debt obligations, is summarized as follows.

			2005
			(from	2006 to	2008 to
	Total		June 30th)	2007	2009	Thereafter
Long-term debt	$321.0	(1)	$24.2	$51.8	$170.1	$74.9
Capital leases	7.7	(2)	0.5	1.7	1.7	3.8
Long-term operating leases	14.9	(3)	1.7	4.8	4.0	4.4
Other long term liabilities:
Steelworker Pension Trust	12.4	(4)	2.0	7.8	2.6	—
OPEB	20.9	(5)	1.8	8.6	10.5	—
Severance	9.5	(6)	3.7	4.3	1.4	0.1
Coal miner retiree medical	4.5		0.1	0.5	0.5	3.4
Worker’s compensation	31.0	(7)	3.4	13.8	13.8	—
Special bonus payment	10.0	(8)	5.0	5.0	—	—
Purchase commitments:
Oxygen supply	67.8	(9)	3.6	14.4	14.4	35.4
Electricity	64.8	(10)	2.4	9.6	9.6	43.2
Coal	24.0	(11)	4.8	19.2	—	—
Coal	47.6	(12)	28.6	19.0	—	—
Capital commitments	27.1	(13)	27.1	—	—	—

Total	$663.2		$108.9	$160.5	$228.6	$165.2

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents scheduled principal payments on existing capital lease obligations.

3.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USWA, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2009.

6.	Amount represents payments under employee buyout program. 650 bargaining employees elected buyouts that extend through 2010.

7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2004 and anticipates payment of approximately $6.9 million per year. No estimate has been made beyond 2009.

8.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy. Payments of $5.0 million are to be made on December 15, 2005 and 2006.

9.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

10.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. At June 30, 2005, a maximum termination payment of $33.4 million would have been required.

11.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. At June 30, 2005, a maximum termination payment of $3.8 million would have been required.

12.	In 2005, we entered into contracts to purchase 40,000 tons of coal each month from August 2005 through December 2005 and up to 20,000 tons of coal each month from August 2006 through May 2007 at a price per ton approximating the prevailing market price in the first quarter of 2005.

13.	Amounts reflect contractual commitments for capital expenditure as of June 30, 2005.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2005 through 2007 total approximately $258.3 million, and include, but are not limited to, the following capital expenditure projects:
•	$82.3 toward completion of a rebuild of the No. 8 coke battery, which is expected to extend the service life by 12 to 15 years, and is expected be completed in mid-2006 (see discussion below);
•	$14.3 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in 2005; and
•	$9.0 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.
In addition to the planned capital expenditure amounts identified above, we are also contemplating, at our option, capital expenditures related to the Nos. 1, 2 and 3 coke batteries at an estimated cost through 2009 of approximately $29.3 million.
The coke plant joint venture with Severstal North America, Inc. is expected to provide 100% of the funding required to rehabilitate all four coke batteries.
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
During the six months ended June 30, 2005, we spent approximately $39.6 million on capital expenditures, of which $12.5 million was offset with withdrawals from existing restricted cash balances.
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
During the six months ended June 30, 2005, we incurred an aggregate obligation to the VEBA trust and the profit sharing plans of $4.4 million. Of this amount $2.2 million was settled in WPC common stock in the second quarter of 2005 and $1.0 million was settled with pre-funded amounts. We expect to settle the remaining $1.2 million in WPC common stock in the third quarter of 2005.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in common stock of WPC. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the trust of an aggregate of 400,000 shares in 2004. As of June 30, 2005, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under (ii) of the Variable Contributions formula described above and $2.75 million in pre-funded cash is available to reduce future contributions due under (i) and (iii) of the Variable Contributions described above. The number of shares of WPC common stock creditable against contributions due under (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of WPC common stock for the 10 trading days immediately preceding the date the contribution is due.
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
During the six months ended June 30, 2005, variable contributions of $4.2 million were incurred. Of this amount, $2.0 million was settled in WPC common stock in the second quarter of 2005 and $1.0 million was settled with pre-funded amounts. We expect to settle the remaining $1.2 million in WPC common stock in the third quarter of 2005.

Pursuant to a Stock Transfer Restriction and Voting Agreement, the trustee of the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. Through August 1, 2005, the VEBA trust was not permitted to sell any of the Initial Shares without our authorization unless it holds, at the time of such sale, fewer than five percent of our outstanding shares of common stock. During each of the following two years, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.
Pursuant to a Registration Rights Agreement we entered into with the VEBA trust in 2003, the VEBA trust has the right beginning August 1, 2005 to request that we register with the Securities and Exchange Commission (SEC) for sale on a delayed or continuous basis certain shares of WPC common stock held by the VEBA trust. We will cooperate with the VEBA trustee to register shares eligible for sale, and possibly assist in the orderly marketing of such shares. Alternatively, without registration the VEBA trustee could sell a portion of such shares pursuant to SEC Rule 144.
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
During the six months ended June 30, 2005, a profit sharing obligation of $0.2 million was incurred, which was settled in WPC common stock in the second quarter of 2005.
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
During the six months ended June 30, 2005, no profit sharing obligation was incurred.

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
RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, in May 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also applies to changes required by accounting pronouncements if the pronouncement does not provide for specific transition provisions. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate voluntarily changing any accounting principle currently being applied and, therefore, does not expect this statement to have an impact on its financial statements.
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
Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. Our market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. We periodically enter into contracts for the advance purchase of natural gas in an effort to hedge against market fluctuations. Due to “mark to market” provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time. We do not use derivative instruments to hedge market risk relative to changing prices for raw materials.
Interest Rate Risk
The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.
At June 30, 2005, we had approximately 64% of the aggregate principal amount of debt outstanding under fixed-rate instruments with the balance outstanding under variable-rate instruments. Since our portfolio of debt is comprised of more than 50% fixed-rate instruments, the fair value of the debt is moderately sensitive to the effects of interest rate fluctuations. Additionally, our interest expense is somewhat sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $1.3 million.
Credit Risk
Counterparties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
As of June 30, 2005, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 27, 2005, the Company filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in 2003 and continuing to the present, causing damage to WPSC, including, but not limited to, the increased cost of purchasing coal on the spot market at significantly higher prices than under its agreement with CWVEC. The court currently is considering motions concerning the proper venue. In a separate action, on May 4, 2005, the Bankruptcy Court for the Northern District of Ohio issued a ruling, which interpreted such court’s prior 2002 order in our bankruptcy, which had approved our assumption and modification of the CWVEC coal supply agreement. In its May 4, 2005 ruling, the bankruptcy court held that under the terms of the court’s 2002 order and the contract, as amended, (1) we have the right to assign the coal supply agreement to the coke plant joint venture, subject to finalization of the documentation and review by CWVEC, and (2) that CWVEC has no contractual right to terminate the coal supply agreement upon the transfer of the coke plant to the coke plant joint venture. CWVEC has appealed those rulings. In the Brooke County litigations, CWVEC also filed a counterclaim alleging that it will have the right to reduce shipments after the coke plant joint venture is consummated. We have filed a motion in the Bankruptcy Court for the Northern District of Ohio seeking to bar CWVEC from that counterclaim.
Item 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION
/s/ Paul J. Mooney
Paul J. Mooney
Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 9, 2005