Form 10-Q
period 2005-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2005-11-08
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission File Number 000-50300
WHEELING-PITTSBURGH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 1134 Market Street, Wheeling, WV	55-0309927 (I.R.S. Employer Identification No.) 26003
(Address of principal executive offices)	(Zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,668,802 shares of its common stock, par value $0.01 per share, outstanding as of October 31, 2005.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
		2004		2004
	2005	Restated *	2005	Restated *
Revenues:
Net sales, including sales to affiliates of $80,169, $109,496, $259,618 and $271,702	$374,891	$401,800	$1,189,636	$1,032,127

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $85,802, $91,238, $258,218 and $231,920, excluding depreciation and amortization expense	371,942	321,516	1,113,879	870,405
Depreciation and amortization expense	7,729	7,756	25,621	22,957
Selling, general and administrative expense	17,935	17,836	52,829	49,311

Total cost and expenses	397,606	347,108	1,192,329	942,673

Operating income (loss)	(22,715)	54,692	(2,693)	89,454
Interest expense and other financing costs	(5,223)	(4,392)	(16,763)	(14,669)
Other income	2,842	4,859	8,903	12,524

Income (loss) before income taxes	(25,096)	55,159	(10,553)	87,309
Income tax provision (benefit)	(3,887)	19,625	(71)	31,457

Net income (loss) before minority interest	(21,209)	35,534	(10,482)	55,852
Minority interest in loss of consolidated subsidiary	62	—	62	—

Net income (loss)	$(21,147)	$35,534	$(10,420)	$55,852

Earnings (loss) per share:
Basic	$(1.47)	$3.52	$(0.73)	$5.76
Diluted	$(1.47)	$3.42	$(0.73)	$5.62

Weighted average shares (in thousands):
Basic	14,386	10,091	14,235	9,699
Diluted	14,386	10,393	14,235	9,946

*	Amounts reported for the quarter and nine months ended September 30, 2004 have been restated as a result of the retrospective application of the change in accounting for stock options discussed in Note 4.
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

		December 31,
	September 30,	2004
	2005	Restated *
Assets
Current assets:
Cash and cash equivalents	$14,941	$31,198
Accounts receivables, less allowance for doubtful accounts of $2,697 and $2,697	149,156	144,509
Inventories	161,908	156,669
Prepaid expenses and deferred charges	16,573	29,953

Total current assets	342,578	362,329
Investment in and advances to affiliated companies	53,128	53,016
Property, plant and equipment, less accumulated depreciation of $67,769 and $42,536	534,668	487,308
Deferred income tax benefits	26,384	18,751
Restricted cash	24,808	12,502
Other intangible assets, less accumulated amortization of $1,638 and $1,346	4,882	5,174
Deferred charges and other assets	35,854	16,406

Total assets	$1,022,302	$955,486

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $9,482 and $8,894	$93,474	$92,434
Short-term debt	—	—
Payroll and employee benefits payable	49,519	48,611
Accrued income and other taxes	9,756	10,073
Deferred income taxes payable	26,384	18,751
Accrued interest and other liabilities	6,909	7,843
Deferred revenue	10,810	—
Long-term debt due in one year (Note 14)	229,795	31,427

Total current liabilities	426,647	209,139
Long-term debt	92,115	302,156
Employee benefits	133,805	135,608
Other liabilities	14,497	17,978

Total liabilities	667,064	664,881

Minority interest in consolidated subsidiary (Note 7)	67,269	—

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 14,671,849 and 14,437,223 shares issued; 14,665,183 and 14,433,223 shares outstanding	147	144
Additional paid-in capital	275,148	267,327
Accumulated earnings	12,774	23,194
Treasury stock, 6,666 and 4,000 shares, at cost	(100)	(60)

Total stockholders’ equity	287,969	290,605

Total liabilities and stockholders’ equity	$1,022,302	$955,486

*	Amounts reported as of December 31, 2004 have been restated as a result of the retrospective application of the change in accounting for stock options discussed in Note 4.
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
		2004
	2005	Restated *
Cash flows from operating activities:
Net income (loss)	$(10,420)	$55,852
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	25,621	22,957
VEBA, profit sharing and other stock transactions	3,786	21,332
Other postretirement benefits	22	46
Deferred compensation and stock options	2,244	2,119
Minority interest in loss of consolidated subsidiary	(62)	—
Equity income of affiliated companies, net of dividends	(1,762)	(7,998)
Interest paid-in-kind	888	544
Loss on disposition of assets	716	6
Deferred income taxes	—	29,888
Other	32	—
Changes in current assets and current liabilities:
Accounts receivable	(4,647)	(63,389)
Inventories	(5,239)	(3,826)
Other current assets	13,380	(12,201)
Accounts payable	452	(2,646)
Other current liabilities	12,221	(23,648)
Other assets and liabilities, net	(7,423)	8,158

Net cash provided by operating activities	29,809	27,194

Cash flows from investing activities:
Payments from affiliates	1,650	1,225
Capital expenditures	(72,657)	(93,053)
Proceeds from sale of assets	344	11
Change in restricted cash used to fund capital expenditures	(12,306)	54,920

Net cash used in investing activities	(82,969)	(36,897)

Cash flows from financing activities:
Book overdraft	588	(277)
Net change in short-term debt	—	(79,251)
Borrowing of long-term debt	—	2,400
Repayment of long-term debt	(13,685)	(2,452)
Minority interest in consolidated subsidiary	50,000	—
Issuance of common stock, net of issuance costs	—	99,697

Net cash provided by financing activities	36,903	20,117

Increase (decrease) in cash and cash equivalents	(16,257)	10,414
Cash and cash equivalents at beginning of period	31,198	4,767

Cash and cash equivalents at end of period	$14,941	$15,181

*	Amounts reported for the nine months ended September 30, 2004 have been restated as a result of the retrospective application of the change in accounting for stock options discussed in Note 4.
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

		Additional	Accumulated
	Common	Paid-in	Earnings	Deferred	Treasury
	Stock	Capital	(Deficit)	Compensation	Stock	Total
December 31, 2003 (As Reported)	$100	$149,901	$(38,930)	$(6,458)	$—	$104,613
Modified retropsective adjustment, share-based payments	—	(6,351)	(107)	6,458	—	—

December 31, 2003 (Restated)	100	143,550	(39,037)	—	—	104,613
Shares issued:
Public stock offering	37	99,660	—	—	—	99,697
Employee benefit plans	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	60	—		(60)	—
Compensation expense recognized	—	2,471	—		—	2,471
Stock option grants	—	3	—	—	—	3
Modified retropsective adjustment, share-based payments	—	363	(236)	—	—	127
Net income	—	—	62,467	—	—	62,467

December 31, 2004 (Restated)	144	267,327	23,194	—	(60)	290,605
Shares issued:
Employee benefit plans	3	5,537	—	—	—	5,540
Restricted stock	—	40	—	—	(40)	—
Restricted stock forfeiture		—			—	—
Compensation expense recognized	—	1,995	—	—	—	1,995
Stock option grants	—	249	—	—	—	249
Net income	—	—	(10,420)	—	—	(10,420)

Balance, September 30, 2005	$147	$275,148	$12,774	$—	$(100)	$287,969

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2003	10,000,000	—	10,000,000
Shares issued — Public offering	3,719,898	—	3,719,898
Shares issued — Employee benefit plans	717,325	—	717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Shares issued — Employee benefit plans	224,126	—	224,126
Shares issued — Restricted stock	10,500	—	10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, September 30, 2005	14,671,849	6,666	14,665,183

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
2. Bankruptcy and Reorganization
On November 16, 2000, the Company and eight of its then-existing wholly-owned subsidiaries, which represented substantially all of the Company’s business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company commenced Chapter 11 proceedings in order to restructure its outstanding debts and to improve its access to additional funding needed to continue operations. Throughout the Chapter 11 proceedings, the Company remained in possession of its properties and assets and continued to operate and manage its businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.
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

The effect of adopting this statement and applying this statement using the modified retrospective method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands, except per share amounts	2005	2004	2005	2004
Income (loss) from continuing operations, before adjustment	$(21,057)	$35,590	$(10,171)	$56,022
Effect of adopting fair-value method of accounting for share-based payments	(90)	(88)	(249)	(268)

Income (loss) from continuing operations, as adjusted	(21,147)	35,502	(10,420)	55,754
Effect of adoption on benefit for income taxes	—	32	—	98

Net income (loss), as adjusted	$(21,147)	$35,534	$(10,420)	$55,852

Earnings (loss) per share:
Basic, before adjustment	$(1.46)	$3.53	$(0.71)	$5.78
Effect of adoption	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic, as adjusted	$(1.47)	$3.52	$(0.73)	$5.76

Diluted, before adjustment	$(1.46)	$3.42	$(0.71)	$5.63
Effect of adoption	$(0.01)	$—	$(0.02)	$(0.01)
Diluted, as adjusted	$(1.47)	$3.42	$(0.73)	$5.62
As of December 31, 2004, accumulated earnings was decreased $343 thousand, other non-current assets was increased $127 thousand and additional paid-in capital was increased $470 thousand. Amounts previously reported as deferred compensation in stockholders’ equity were reclassified to additional paid-in capital. The retrospective application of SFAS No. 123(R) had no effect on cash flow from operating, investing or financing activities. See Note 9 for additional disclosure regarding share-based payments.
5. New Accounting Standards
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
The FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, in March 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 is effective for fiscal years ending after December 31, 2005. The Company does not expect this interpretation to have a material impact on its financial statements.
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
6. Business Segment
The Company is engaged in one line of business and operates in one business segment: the making, processing and fabricating of steel and steel products. The Company manufactures and sells hot rolled and cold rolled sheet products, coated products (such as galvanized), pre-painted and tin mill sheet products. The Company also manufactures fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.
7. Variable Interest Entity — Coke Plant Joint Venture
On September 29, 2005, the Company and SNA Carbon, LLC (SNA Carbon) entered into an Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC, a limited liability company (a joint venture) formed to own and refurbish coke batteries contributed to it by the Company and to sell coke produced by the coke batteries for the benefit of both parties. Upon formation of the joint venture, each party received a 50% voting interest in the joint venture.
In general, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, plus 5%. Pursuant to coke supply agreements between the parties and the joint venture, the Company will acquire approximately 60% of all of the coke produced by the joint venture from inception through December 31, 2006. Each party will acquire 50% of all coke produced by the joint venture for all periods thereafter. Due to the disproportionate sale of coke by the joint venture from inception through December 31, 2006, the Company has been identified as the primary beneficiary of the joint venture in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.
At September 30, 2005, the net assets of the joint venture included in the consolidated financial statements of the Company were as follows:

(Dollars in thousands)
Cash and cash equivalents	$5,517
Accounts receivable	—
Inventory	10,009
Other current assets	1,600

Total current assets	17,126
Restricted cash	24,807
Property, plant and equipment, net	74,210
Other assets	17,330

Total	133,473

Accounts payable	10,342
Minority interest	67,269

Total	77,611

Net assets	$55,862

Results of operations of the joint venture from the date of inception to September 30, 2005 were not material. All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount exceeded the carrying cost of their investment by $17.3 million as of September 30, 2005.
At September 30, 2005, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.
8. Transactions with Affiliates and Related Parties
The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $52.7 million and $77.0 million for the quarters ended September 30, 2005 and 2004, respectively. The Company had sales to Wheeling-Nisshin of $162.6 million and $182.1 million for the nine months ended September 30, 2005 and 2004, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $5.0 million and $2.5 million during the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, the Company had accounts receivable due from Wheeling-Nisshin of $1.8 million and $1.6 million, respectively, and had accounts payable to Wheeling-Nisshin of $21 thousand and $2.5 million, respectively.
The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $27.5 million and $32.5 million for the quarters ended September 30, 2005 and 2004, respectively. The Company had sales to OCC of $97.0 million and $89.6 million for the nine months ended September 30, 2005 and 2004, respectively. Sales to OCC are made at prevailing market prices. At September 30, 2005 and December 31, 2004, the Company had accounts receivable due from OCC of $11.3 million and $9.7 million, respectively, and had accounts payable to OCC of $0.9 million at December 31, 2004. At September 30, 2005 and December 31, 2004, the Company had a loan receivable due from OCC of $8.1 million and $9.7 million, respectively, which bears interest at approximately 5.6% per annum. The Company recorded interest income on the loan receivable of $0.1 million and $0.2 million and received payments on the loan of $0.4 million and $0.5 million for the quarters ended September 30, 2005 and 2004, respectively. The Company recorded interest income on the loan receivable of $0.4 million and $0.4 million and received payments on the loan of $1.6 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.
9. Share-Based Payments
The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees. All of these grants vest in increments of one-third of the total grant to each individual pro rata over three years, two-thirds of which have vested and one-third of which will vest two business days after the earnings release for the second quarter of 2006. In March 2005, the Company granted an additional 10,500 restricted shares of its common stock under the management incentive plan to selected employees, all of which vest two business days after the earnings release for the second quarter of 2006. Compensation expense related to these plans amounted to $0.7 million and $0.7 million for the quarter ended September 30, 2005 and 2004, respectively. Compensation expense related to these plans amounted to $2.0 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, deferred compensation expense relative to non-vested restricted stock amounted to $2.3 million. This amount will be amortized to expense ratably through August 2006. No shares granted under the plan are subject to retirement eligible provisions.
The Company granted stock options for 5,773 and 3,996 shares of its common stock to certain directors of the Company during the quarters ended September 30, 2005 and 2004, respectively, at a price of $18.30 and $26.44 per share, respectively. The Company granted stock options for 13,888 and 16,191 shares of its common stock to certain directors of the Company during the nine months ended September 30, 2005 and 2004, respectively, at a weighted average price of $22.83 and $19.57 per share, respectively. The options are granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during 2005 or 2004. The Company recorded compensation expense relative to stock options of $90 thousand and $88 thousand for the quarters ended September 30, 2005 and 2004, respectively. The

Company recorded compensation expense of $249 thousand and $268 thousand for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, stock options for 50,896 shares of common stock of the Company were outstanding at a weighted average price of $16.96 per share.
The fair value of each option was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average risk-free interest rate	4.27%	3.40%	4.28%	3.35%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	81.57%	86.45%	83.73%	85.80%
Expected life (years)	10	10	10	10
The weighted average fair value per option granted was $15.53 and $22.14 for the quarters September 30, 2005 and 2004, respectively. The weighted average fair value per option granted was $17.89 and $16.63 for the nine months ended September 30, 2005 and 2004, respectively.
10. Pension and Other Postretirement Benefits
Net periodic cost for pension and other postretirement benefits for employees and covered dependents was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$445	$397	$1,272	$1,189
Interest cost	1,372	1,100	4,021	3,300
Amortization of prior service (credit) costs	(1,153)	32	(3,546)	97
Recognized actuarial (gain)/loss	331	63	952	188

Net periodic cost	$995	$1,592	$2,699	$4,774

The Company contributed $7 thousand and $2 thousand to its defined benefit pension plan during the quarters ended September 30, 2005 and 2004, respectively. The Company made payments of $0.8 million and $1.4 million for other postretirement benefits during the quarters ended September 30, 2005 and 2004, respectively. The Company contributed $64 thousand and $58 thousand to its defined benefit pension plan during the nine months ended September 30, 2005 and 2004, respectively. The Company made payments of $2.3 million and $4.5 million for other postretirement benefits during the nine months ended September 30, 2005 and 2004, respectively. The Company expects to contribute $0.3 million to its defined benefit pension plan during 2005 on account of salaried participants and to make payments of $3.7 million for other postretirement benefits during 2005.
11. VEBA and Profit Sharing Expense
During the quarter ended September 30, 2005, the Company incurred VEBA expense of $0.5 million, which was settled with pre-funded amounts. During the quarter ended September 30, 2004, the Company incurred VEBA and profit sharing expense of $14.8 million. At the sole discretion of the Company, $12.8 million of this amount was satisfied by the issuance of common stock during the fourth quarter of 2004. Of the remaining amount, $1.5 million was settled in cash during the fourth quarter of 2004 and the remaining $0.5 million was settled with pre-funded amounts.
During the nine months ended September 30, 2005, the Company incurred VEBA and profit sharing expense of $4.9 million. At the sole discretion of the Company, $3.4 million of this amount was settled by the issuance of common stock of the Company during the second and third quarters of 2005. The remaining $1.5 million of this amount was settled with pre-funded amounts. During the nine months ended September 30, 2004, the Company incurred VEBA and profit sharing expense of $25.6 million. At the sole discretion of the Company, $21.3 million of this amount was satisfied by the issuance of common stock during the third and fourth quarter of 2004. Of the remaining amount, $3.3 million was settled in cash during the fourth quarter of 2004 and the remaining $1.0 million was settled with pre-funded amounts.
12. Other Income
Other income consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Equity income from affiliates	$2,142	$4,422	$6,909	$10,792
Other income	700	437	1,994	1,732

Total	$2,842	$4,859	$8,903	$12,524

13. Earnings (Loss) Per Share
For the quarters and nine months ended September 30, 2005 and 2004, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
		2004		2004
(Dollars and shares in thousands)	2005	Restated	2005	Restated
Income (loss) available to common shareholders	$(21,147)	$35,534	$(10,420)	$55,852

Weighed-average basic shares outstanding	14,386	10,091	14,235	9,699
Dilutive effect of:
Stock options	—	17	—	14
Non-vested restricted common stock	—	285	—	233

Weighed-average diluted shares outstanding	14,386	10,393	14,235	9,946

Basic earnings (loss) per share	$(1.47)	$3.52	$(0.73)	$5.76
Diluted earnings (loss) per share	$(1.47)	$3.42	$(0.73)	$5.62
For the quarters and nine months ended September 30, 2005 and 2004, stock options for 50,896 and 3,996 shares of common stock at a weighted average price of $16.96 and $26.44, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and nine months ended September 30, 2005, 174,500 shares of non-vested restricted stock common were excluded from the computation of diluted earnings per share, as their effect was anti-dilutive.
14. Reclassification of Term Loan Debt
On September 29, 2005, we obtained a modification to certain financial covenants with our term loan lenders and the Federal loan guarantor, the Emergency Steel Loan Guarantee Board, for the quarter ended September 30, 2005 and the quarter ending December 31, 2005. With these modifications, we were in compliance with the modified covenants for the quarter ended September 30, 2005. However, we may not be in compliance with these covenants for periods ending after September 30, 2005, depending on future market conditions and other factors. Accordingly, the Company has reclassified all of its debt under the term loan agreement from long-term to current as of September 30, 2005.

15. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 94% of inventories are valued using the LIFO method.

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Finished products	$27,615	$46,070
In-process	131,463	128,114
Raw materials	61,504	23,662
Other materials and supplies	71	307

Total current cost	220,653	198,153
Excess of current cost over carrying cost	(58,745)	(41,484)

Carrying cost	$161,908	$156,669

During the nine months ended September 30, 2005 and 2004, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $3.9 million and $2.5 million, respectively.
16. Goodwill and Other Intangible Assets
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
During the quarter ended September 30, 2005, other intangible assets was increased by $3.8 million. Based on current estimates, realization of tax benefits associated with the utilization of pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets cannot be reasonably assured. As a result of this change in estimate, estimated tax benefits associated with these items previously recorded as a reduction of intangible assets during 2005 have been adjusted during the quarter ended September 30, 2005. During the quarter and nine months ended September 30, 2004, goodwill was reduced by $18.3 million and $30.0 million, respectively.
17. Commitments and Contingencies
Environmental Matters
Prior to confirmation of the Company’s plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental claims made by state and Federal environmental regulatory agencies. Consequently, the Company believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.
On March 10, 2005 the Company entered into a consent order with the West Virginia Department of Environmental Protection relative to air emissions at its coke producing facility in Follansbee, West Virginia. Under the consent order, the Company is obligated to take certain actions to correct and control air emissions at this facility. The Company recorded an obligation of $0.2 million in the first quarter of 2005 relating to this matter, which was discharged in the third quarter of 2005.
In July 2005, the Company accrued $0.2 million relative to the potential of having oil in the groundwater at its Allenport, Pennsylvania facility. A remediation plan has been developed, implementation of which is expected to commence in the fourth quarter of 2005.
The Company estimates that demands for stipulated penalties and fines for activities through September 30, 2005 could total approximately $2.7 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded consent decree terms, including: (a) $2.2 million related to a January 30, 1996 U.S. Environmental Protection Agency (USEPA) consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.4 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; and (c) $0.1 million related to a September 20, 1999 Ohio Environmental Protection Agency consent decree for the Company’s coke oven gas desulfurization facility.
In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The work has been performed in phases, and approximately $3.1 million has been spent on these activities to-date. The Company estimates the cost of removal of the remaining contaminated sediments at $2.4 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2006.
The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved approximately $5.0 million for such remediation measures.
The USEPA conducted a multimedia inspection of the Company’s Steubenville, Mingo Junction, Yorkville and Martins Ferry, Ohio and Follansbee, West Virginia facilities in March and June 1999. The inspection covered environmental regulations applicable to these plants. Many of these issues were resolved and settled prior to emergence from Chapter 11 bankruptcy. The Company no longer expects to incur any cost associated with these issues, and, accordingly, eliminated an existing $1.4 million environmental reserve relative to these issues during the third quarter of 2005.
Capital expenditures for environmental projects totaled $2.7 million for the quarter ended September 30, 2005. The Company estimates capital expenditures for environmental projects to be $11.7 million for 2005, $14.0 million for 2006 and $3.6 million for 2007. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.
Accrued environmental liabilities totaled $11.0 million at September 30, 2005 and $13.4 million at
December 31, 2004. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.
Commitments
In June 2005, the Company entered into contracts to purchase 40,000 tons of metallurgical coal each month for the period August 2005 through December 2005 at the prevailing market price for the first quarter of 2005. For each ton of metallurgical coal not taken under these contracts, the Company must pay a buy-out price of $40 per ton. During the quarter ended September 30, 2005, the Company took no coal under these contracts and incurred buy-out obligations of $3.2 million. Of this amount, $1.6 million was charged to expense with the remaining $1.6 million being subject to reimbursement through the coke plant joint venture.
In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period August 2006 through May 2007 at the prevailing market price for the first quarter of 2005. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company made a prepayment of $5.1 million under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. This prepayment will be forfeited if coal is not taken under the contract.
In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. Payments for deliveries of coal totaled $0.9 million and $2.5 million for the quarters ended September 30, 2005 and 2004, respectively. Payments for deliveries of coal totaled $6.6 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, a maximum termination payment of $3.2 million would have been required to terminate the contract.
The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003, that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses. Payments for deliveries of oxygen totaled $2.8 million and $3.3 million for the quarters ended September 30, 2005 and 2004, respectively. Payments for deliveries of oxygen totaled $7.5 million and $12.0 million for the nine months ended September 30, 2005 and 2004, respectively.
The Company entered into a 20-year contract in 1999, which was amended in 2003, that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. Additionally, the contract requires a variable portion calculated as $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day. Payments for deliveries of steam and electricity totaled $2.4 million and $2.3 million for the quarters ended September 30, 2005 and 2004, respectively. Payments for deliveries of steam and electricity totaled $7.2 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, a maximum termination payment of $33.4 million would have been required to terminate the contract.
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
18. Summarized Combined Financial Information
Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of WPC, is the issuer of outstanding $40 million Series A notes and $20 million Series B notes. The Series A notes and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by WPC and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A notes and Series B notes are 100%-owned by the parent guarantor, WPC. Because the subsidiary guarantors are minor, individually and in the aggregate, the combined consolidating financial information for WPC and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors”.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
(Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$14,941	$—	$14,941
Accounts receivable	—	149,156	—	149,156
Inventories	—	161,908	—	161,908
Other current assets	14	16,559	—	16,573

Total current assets	14	342,564	—	342,578
Intercompany receivables	—	4,801	(4,801)	—
Investments and advances in affiliates	289,870	53,128	(289,870)	53,128
Property, plant and equipment — net	2,269	532,399	—	534,668
Restricted cash	—	24,808	—	24,808
Other non-current assets	896	66,224	—	67,120

Total assets	$293,049	$1,023,924	$(294,671)	$1,022,302

Liabilities and stockholders’ equity
Accounts payable	$—	$93,474	$—	$93,474
Other current liabilities	266	332,907	—	333,173

Total current liabilities	266	426,381	—	426,647
Intercompany payable	4,801	—	(4,801)	—
Long-term debt	—	92,115	—	92,115
Other non-current liabilities	13	148,289	—	148,302
Minority interest		67,269	—	67,269
Stockholders’ equity	287,969	289,870	(289,870)	287,969

Total liabilities and stockholders’ equity	$293,049	$1,023,924	$(294,671)	$1,022,302

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004 — Restated
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended September 30, 2005
Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$374,891	$—	$374,891
Cost of goods sold	—	371,942	—	371,942
Depreciation and amortization expense	—	7,729	—	7,729
Selling, administrative and general expense	239	17,696	—	17,935

Operating income (loss)	(239)	(22,476)	—	(22,715)
Interest expense	—	(5,223)	—	(5,223)
Other income including equity earnings of affiliates	(20,908)	2,781	20,969	2,842

Income before income taxes	(21,147)	(24,918)	20,969	(25,096)
Income tax provision (benefit)	—	(3,887)	—	(3,887)

Net income (loss) before minority interest	(21,147)	(21,031)	20,969	(21,209)
Minority interest	—	62	—	62

Net income (loss)	$(21,147)	$(20,969)	$20,969	$(21,147)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended September 30, 2004 — Restated
Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$401,800	$—	$401,800
Cost of goods sold	—	321,516	—	321,516
Depreciation and amortization expense	—	7,756	—	7,756
Selling, administrative and general expense	220	17,616	—	17,836

Operating income (loss)	(220)	54,912	—	54,692
Interest expense	—	(4,392)	—	(4,392)
Other income including equity earnings of affiliates	35,533	4,859	(35,533)	4,859

Income before income taxes	35,313	55,379	(35,533)	55,159
Income tax provision (benefit)	(221)	19,846	—	19,625

Net income	$35,534	$35,533	$(35,533)	$35,534

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005
Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,189,636	$—	$1,189,636
Cost of goods sold	—	1,113,879	—	1,113,879
Depreciation and amortization expense	—	25,621	—	25,621
Selling, administrative and general expense	1,191	51,638	—	52,829

Operating income (loss)	(1,191)	(1,502)	—	(2,693)
Interest expense	—	(16,763)	—	(16,763)
Other income including equity earnings of affiliates	(9,229)	8,842	9,290	8,903

Income before income taxes	(10,420)	(9,423)	9,290	(10,553)
Income tax provision (benefit)	—	(71)	—	(71)

Net income (loss) before minority interest	(10,420)	(9,352)	9,290	(10,482)
Minority interest	—	62	—	62

Net income (loss)	$(10,420)	$(9,290)	$9,290	$(10,420)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004 — Restated
Dollars in thousands

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,032,127	$—	$1,032,127
Cost of goods sold	—	870,405	—	870,405
Depreciation and amortization expense	—	22,957	—	22,957
Selling, administrative and general expense	936	48,375	—	49,311

Operating income (loss)	(936)	90,390	—	89,454
Interest expense	—	(14,669)	—	(14,669)
Other income including equity earnings of affiliates	56,314	12,524	(56,314)	12,524

Income before income taxes	55,378	88,245	(56,314)	87,309
Income tax provision (benefit)	(474)	31,931	—	31,457

Net income	$55,852	$56,314	$(56,314)	$55,852

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005
(Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$29,809	$—	$29,809

Investing activities:
Capital expenditures	—	(72,657)	—	(72,657)
Restricted cash	—	(12,306)	—	(12,306)
Other	—	1,994	—	1,994

Net cash used in investing activities	—	(82,969)	—	(82,969)

Financing activities:
Net borrowings	—	(13,685)	—	(13,685)
Book overdraft	—	588	—	588
Other, including minority interest	—	50,000	—	50,000

Net cash used in financing activities	—	36,903	—	36,903

Net decreaase in cash and cash equivalents	—	(16,257)	—	(16,257)
Cash and cash equivalents at beginning of period	—	31,198	—	31,198

Cash and cash equivalents at end of period	$—	$14,941	$—	$14,941

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004
(Dollars in thousands)

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$27,194	$—	$27,194

Investing activities:
Capital expenditures	—	(93,053)	—	(93,053)
Restricted cash	—	54,920	—	54,920
Other	(99,697)	100,933	—	1,236

Net cash used in investing activities	(99,697)	62,800)	—	(36,897)

Financing activities:
Net borrowings	—	(79,303)	—	(79,303)
Book overdraft	—	(277)	—	(277)
Issuance of common stock	99,697	—	—	99,697

Net cash provided by financing activities	99,697	(79,580)	—	20,117

Net increase in cash and cash equivalents	—	10,414	—	10,414
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$15,181	$—	$15,181

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain sections of Management’s Discussion and Analysis relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 16 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and our Annual Report on Form 10-K Part I, Item 1 for the year ended December 31, 2004.
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
Wheeling Corrugating Company, an operating division of WPSC (a wholly-owed subsidiary of WPC), manufactures our fabricated steel products for the construction, agricultural and highway industries. WPSC also has ownership interests in two significant joint ventures, Wheeling-Nisshin, Inc. and Ohio Coating Company, which together consumed more than 27% of our steel tonnage shipped during the nine months ended September 30, 2005, and represented 22% of net sales for the nine months ended September 30, 2005. These joint ventures produce value-added steel products from materials and products supplied by us. On September 29, 2005, we entered into a third joint venture, which owns and will refurbish the coke batteries that we contributed to it. The new joint venture will sell the coke produced by these batteries to us and our joint venture partner, as more fully described below under “Recent Developments — New Joint Venture”.
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

Fresh Start Reporting
In connection with its reorganization and in accordance with Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, we made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to our operations. The estimated total equity value of the reorganized, company aggregating approximately $150 million, was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.
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
Recent Developments
Industry and Production
The steel industry is cyclical and highly competitive. Demand for our product is directly affected by demand for steel products in the United States and is indirectly affected by global demand for steel products. Our steel shipments for the first nine months of 2005 totaled 1,637,068 tons. Steel shipments in the first quarter of 2005 were adversely affected by lost production as the result of the basic oxygen furnace ductwork collapse that occurred in December 2004. Steel prices softened during the nine months of 2005, with the average per ton selling price of hot-rolled steel decreasing from $599 per ton in December 2004 to $432 per ton in September 2005. However, our product mix for the first nine months of 2005 effectively negated a portion of the effect of the decrease in the average per ton selling price of hot-rolled steel.
Steel production during the first nine months of 2005 totaled 1,820,109 tons of cast-product. Production was adversely affected in the first quarter of 2005 as the result of the basic oxygen furnace ductwork collapse, which occurred in December 2004. We have submitted an insurance claim for property damage and expect to recover approximately $9.0 million on a net basis, of which $4.0 million has been received through September 30, 2005. We have also submitted a business interruption claim for an amount in excess of $40 million based on our assessment of the full impact of the incident, before the deductible and VEBA and profit sharing expense payable on the net amount received. The insurance adjustor has formally disputed the amount of this claim, and therefore, there can be no assurance of the ultimate amount we would receive or of the timing of any recovery.
On November 28, 2004, we commissioned a new Consteel® electric arc furnace (EAF). The EAF produced 685,904 tons of liquid steel during the first nine months of 2005. The hot metal charging equipment for the EAF became operational during the second quarter of 2005. Once the EAF is fully ramped-up, the EAF is expected to increase our total raw steel production. The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials in terms of cost. We permanently idled one of our two blast furnaces on May 5, 2005 as the result of the EAF production ramp-up.
We anticipate completing installation of hot strip mill automatic roll changers at our Mingo Junction facility during the fourth quarter of 2005. We expect this project will increase our annual hot rolling capacity by 300,000 to 400,000 tons. This will allow us to seek slab purchases or tolling arrangements with third parties to roll hot band products.
Raw Materials, Coke Production and Coal Supply
Critical raw material inputs, principally iron ore, coal and natural gas, all reflected price increases during the first nine months of 2005. Our recently formed joint venture, as discussed below, supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs. However, our principal supplier of high volatile metallurgical coal alleged force majeure and failed to deliver metallurgical coal under the terms of our supply contract, which has and will adversely impact our cost of coal and operations during 2005. Deliveries have increased since the filing of a lawsuit on April 27, 2005, but remain erratic.
On April 27, 2005, we filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in 2003 and continuing to the present, causing damage to WPSC, including, but not limited to, the increased cost of purchasing coal on the spot market at significantly higher prices than under its agreement with CWVEC. CWVEC initially objected to venue. In a separate action, on May 4, 2005, the Bankruptcy Court for the Northern District of Ohio issued a ruling, which interpreted such court’s prior 2002 order in our bankruptcy, which had approved our assumption and modification of the CWVEC coal supply agreement. In its May 4, 2005 ruling, the Bankruptcy Court held that under the terms of the court’s 2002 order and the contract, as amended, (1) we have the right to assign the coal supply agreement to the coke plant joint venture (described below), subject to finalization of the documentation and review by CWVEC, and (2) that CWVEC has no contractual right to terminate the coal supply agreement upon the transfer of the coke plant to the coke plant joint venture. CWVEC has appealed those rulings. In the Brooke County litigations, CWVEC also filed a counterclaim alleging that it will have the right to reduce shipments after the coke plant joint venture is consummated. On September 8, 2005, the Bankruptcy Court for the Northern District of Ohio issued an injunction order barring CWVEC from that counterclaim, agreeing with our position that such a claim should have been brought by CWVEC as a compulsory counterclaim in the earlier action which resulted in the May 4, 2005 decision, and, therefore, CWVEC was barred from raising it at a later date. CWVEC has appealed that ruling. CWVEC subsequently withdrew its objection to venue in the breach of contract case, and an order was issued returning the case to the state court in Brooke County where we initially filed the case, and where discovery is now underway.
New Joint Venture
On September 29, 2005, WPSC and SNA Carbon, LLC (SNA Carbon), a wholly owned subsidiary of Severstal North America, Inc. (SNA), entered into an Amended and Restated Limited Liability Company Agreement, dated as of September 29, 2005 (LLC Agreement), of Mountain State Carbon, LLC (MSC). MSC is a Delaware limited liability company which was formed to own and refurbish coke batteries contributed to it by WPSC and to sell the coke produced by those batteries for the benefit of WPSC and SNA Carbon. WPSC and SNA Carbon concurrently executed various agreements related to MSC, including management and operating agreements, pursuant to which WPSC operates and manages MSC’s coke facilities, and various coke supply agreements.
WPSC contributed to MSC its coke-producing batteries and related facilities and assets located in Follansbee, West Virginia, and Steubenville, Ohio. In addition, WPSC contributed approximately $6.8 million to MSC representing amounts previously expended by WPSC relative to the refurbishment of the coke batteries, and SNA Carbon contributed capital of $50.0 million to MSC on September 30, 2005. In return for these initial contributions, WPSC and SNA Carbon each received 50% of MSC’s voting capital stock interests, which allow WPSC and SNA Carbon each to elect two of the four Managers on MSC’s Board of Managers, and 72.22% and 27.78%, respectively, of the non-voting economic capital stock interests in MSC.
WPSC and SNA Carbon each are obligated to make additional cash contributions to MSC. In particular, WPSC is obligated to make additional cash contributions in 2005 approximating $3.2 million. WPSC is obligated to make cash contributions of $5.0 million and $15.0 million in 2006 and 2007, respectively, payable on a monthly basis, and cash contributions of $10.0 million in 2008, payable on a quarterly basis. SNA Carbon is obligated to contribute an additional $10.0 million in late 2005 and monthly cash contributions of $10.0 million in each of the first six months of 2006. Until such time as SNA Carbon owns 50% of the outstanding non-voting economic capital stock interests in MSC, which is expected to occur in March 2006, SNA Carbon’s proportional share of the outstanding non-voting economic capital stock interests in MSC will increase by 1% for each $1.8 million of additional capital contributed by it to MSC.
To the extent that the capital contributions made by WPSC and SNA Carbon are not sufficient to refurbish completely MSC’s coke-producing batteries to a condition that meets its production goals and complies with applicable legal requirements, WPSC and SNA Carbon each must contribute one-half of the deficiency, up to a maximum of $8.0 million each. Further, subject to certain exceptions, WPSC and SNA Carbon are obligated under the LLC Agreement to make loans to MSC from time to time, up to $35.0 million in the aggregate for all such loans, to satisfy any deficiency in MSC’s working capital needs. These loans would be made by WPSC and SNA Carbon proportionate to their respective projected purchases. On September 30, 2005, WPSC made a working capital loan to MSC of $9.9 million. Because coke prices charged by MSC will be at its fully absorbed cost (including depreciation, a non-cash expense), plus 5%, it is projected that MSC will not have significant need for such sources of working capital after the first quarter of 2007.
If either WPSC or SNA Carbon breaches any of its funding obligations under the LLC Agreement, the defaulting party’s non-voting capital stock interests could be diluted, and the quantity of coke that MSC would be obligated to sell to the defaulting party could be permanently reduced. SNA has guaranteed SNA Carbon’s funding obligations pursuant to the LLC Agreement. If SNA Carbon’s non-voting capital stock interests are diluted, WPSC would have the right to dilute SNA Carbon’s voting capital stock interests, in which event WPSC would control MSC’s Board of Managers. WPSC’s voting capital stock interests may not be diluted below 50% under any circumstances.
WPSC and MSC executed a Coke Supply Agreement, dated as of September 29, 2005 (WPSC Coke Supply Agreement). The WPSC Coke Supply Agreement provides that MSC will sell to WPSC all coke produced by MSC during the remainder of 2005 and up to 600,000 tons of coke in 2006. SNA Carbon and MSC separately executed a Coke Supply Agreement, dated as of September 29, 2005 (SNA Carbon Coke Supply Agreement), which provides that MSC will sell to SNA Carbon 380,000 tons of coke in 2006. Beginning in 2007, WPSC and SNA Carbon each will purchase, under their respective coke supply agreements, with MSC 50% of MSC’s total production of coke, allocated on a weekly basis. WPSC and SNA Carbon may cause a reduction of the amount of coke that MSC is required to sell to the other party if the other party defaults in its funding obligations under the LLC Agreement. All coke sold by MSC to WPSC and SNA Carbon is required to meet certain specifications.
WPSC and SNA Carbon also entered into a new coke supply agreement on September 29, 2005 which replaced an interim supply agreement between the parties and pursuant to which SNA Carbon agreed to purchase 225,000 tons of coke directly from WPSC during the period from May 1, 2005 through the end of 2005 and 25,000 tons in 2006, at a price per ton approximating WPSC’s cost of producing coke from May 1, 2005 through September 30, 2005 and at a price per ton equal to WPSC’s cost of acquiring coke from MSC under the WPSC Coke Supply Agreement thereafter, plus $20.0 million. Of this amount, WPSC received $13.2 million at closing, with the remaining amount having been received by WPSC previously under the interim coke supply agreement. This payment will be recognized as income by WPSC when performance has occurred.
Coke prices charged by MSC pursuant to the WPSC Coke Supply Agreement and the SNA Carbon Coke Supply Agreement are designed to cover substantially all of MSC’s fully absorbed costs, net of any by-product revenues, plus 5%. Coke prices are not designed to cover capital refurbishment costs, which is the purpose of the cash capital contributions.
WPSC will be paid a fee and will manage and operate MSC’s coke facilities using its current hourly and salaried workforce, subject to ultimate oversight by MSC’s Board of Managers, under its management and operating agreements. WPSC will retain environmental obligations related to the operation of the facilities prior to September 29, 2005. The LLC Agreement obligates WPSC to indemnify SNA Carbon and MSC against any environmental liabilities related to or arising out of the condition of the real property to be contributed by WPSC to MSC. The LLC Agreement also provides that MSC will indemnify WPSC and SNA Carbon against liabilities arising in connection with the management or ownership of MSC.
Credit Arrangements and Covenant Compliance
On July 8, 2005, we entered into an amended and restated revolving credit facility. The new credit facility amends and restates our $225 million revolving credit facility entered into as of July 31, 2003, which was scheduled to mature on August 1, 2006. As compared to the prior revolving credit facility, the new credit facility (i) extends the maturity date to July 8, 2009; (ii) provides for higher borrowing availability on certain collateral; and (iii) provides for lower borrowing rates and unused line fees, among other improvements. Our amended and restated revolving credit agreement currently only requires us to comply with a minimum fixed charge coverage ratio, if, and only if, borrowing availability at any point in time falls below $50 million. However, if the fixed charge coverage ratio falls below a required minimum, as defined by the amended and restated revolving credit agreement, we must maintain minimum borrowing availability of at least $50 million.
On September 29, 2005, we amended our existing term loan agreement. The amendment allows, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150 million to $225 million and the elimination of the requirement to maintain minimum availability of at least $25 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
We are subject to certain financial covenants under our term loan agreement. We met these financial covenants for all quarterly periods for which we were required to meet those covenants. Due to the financial impact of the disruption in our coal deliveries related to the CWVEC lawsuit, the basic oxygen furnace ductwork collapse and associated issues resulting from the earlier than planned reliance on the new EAF, and current market conditions, we would have failed to meet certain of these financial covenants for the quarter ended September 30, 2005. On September 29, 2005, we obtained a modification to certain financial covenants with our term loan lenders and the Federal loan guarantor, the Emergency Steel Loan Guarantee Board (the ESLGB), for the quarter ended September 30, 2005 and the quarter ending December 31, 2005. With these modifications, we were in compliance with the modified covenants for the quarter ended September 30, 2005. However, we may not be in compliance with these covenants for periods ending after September 30, 2005, depending on future market conditions and other factors. We are working diligently to resolve this matter. However, we cannot provide assurance as to when, or if, this matter will be resolved.
In the event that additional modification or waivers are necessary and these additional modifications and waivers are not obtained by us, an event of default under the term loan agreement will occur and subsequently will constitute an event of default under the amended and restated revolving credit agreement, and, if the event of default results in acceleration of the term loan agreement, substantially all of our other debt instruments.
RESULTS OF OPERATIONS
Quarter ended September 30, 2005 versus quarter ended September 30, 2004
Net sales for the third quarter of 2005 were $374.9 million, including net sales of steel products for the third quarter of 2005 of $353.9 million on steel shipments of 567,577 tons. Net sales of steel products for the third quarter of 2004 were $401.8 million on steel shipments of 535,575 tons. The decrease in net sales of steel products was due to a decrease in the average selling price of steel to $623 per ton in the third quarter of 2005 as compared to the average selling price of steel of $750 per ton in the third quarter of 2004, offset by an increase in sales volume. Net sales for the third quarter of 2005 included sales of excess raw materials of $21.0 million.
Cost of sales for the third quarter of 2005 amounted to $371.9 million, including cost of sales of steel products of $357.4 million. Cost of sales of steel products for the third quarter of 2004 totaled $321.5 million. The net increase in cost of goods sold in 2005 represented an increase in the average cost of steel products sold to $630 per ton in the third quarter of 2005 as compared to the average cost of steel products sold of $600 per ton in the third quarter of 2004. Cost of sales for the third quarter of 2005 included cost of sales of raw materials of $14.5 million.
The increase in the cost of steel products sold of $35.9 million, or $30 per ton, in the third quarter of 2005 as compared to the third quarter of 2004, resulted principally from an increase in the cost of raw materials and fuels used in our steelmaking processes. Although the cost of scrap decreased during the third quarter of 2005 as compared to the third quarter of 2004, the cost of coal, iron ore and natural gas used in our integrated steelmaking process increased. The volume of scrap and electricity we purchased increased significantly as we continued to ramp-up our new electric arc furnace. Wage and salary costs also increased during the third quarter of 2005 as compared to the third quarter of 2004 as the result of a 3% hourly wage increase in September 2005. Operating costs other than wages and salaries were also higher in the current period. VEBA and profit sharing expense for the third quarter of 2005 decreased by $13.3 million as compared to the third quarter of 2004 as a result of lower operating results.
Depreciation expense for the third quarter of 2005 amounted to $7.7 million as compared to $7.8 million for the third quarter of 2004.
Selling, general and administrative expense for the third quarter of 2005 amounted to $17.9 million as compared to $17.8 million for the third quarter of 2004. Selling, general and administrative expense increased as a result of a salary merit increase granted in July 2005, offset by a decrease in profit sharing expense incurred during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to lower operating results.
Interest expense for the third quarter of 2005 amounted to $5.5 million as compared to $4.4 million for the third quarter of 2004. Interest expense increased principally due to an increase in the average rate of interest on outstanding indebtedness during the third quarter of 2005 as compared to the third quarter of 2004. Average indebtedness outstanding for the third quarter of 2005 approximated $355.3 million as compared to $409.6 million for the third quarter of 2004.
Other income for the third quarter of 2005 amounted to $2.8 million as compared to $4.9 million for the third quarter of 2004. Other income consisted primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates decreased by $2.3 million and interest and other income increased by $0.2 million during the third quarter of 2005 as compared to the third quarter of 2004.
An income tax benefit of $3.9 million was provided in the third quarter of 2005, as compared to income tax expense of $19.6 million for the third quarter of 2004. Based on current estimates, the tax benefit associated with losses incurred through September 30, 2005 cannot be reasonably assured. As a result of a change in projected annual results, the tax benefit provided during the third quarter of 2005 was limited to an amount equal to taxes provided on income during the first six months of 2005. In addition, a $71 thousand tax benefit representing refundable income taxes applicable to prior years was provided during the third quarter of 2005.
The net loss for the third quarter of 2005 amounted to $21.1 million, as compared to net income of $35.5 million for the third quarter of 2004.
Nine months ended September 30, 2005 versus nine months ended September 30, 2004
Net sales for the nine months ended September 30, 2005 were $1,189.6 million, including $1,128.7 million from the sale of steel products on steel shipments of 1,637,068 tons. Net sales from the sale of steel products for the nine months ended September 30, 2004 were $1,032.1 million on steel shipments of 1,622,750 tons. The increase in net sales from steel products was due to an increase in the average selling price of steel to $689 per ton for the nine months ended September 30, 2005 as compared to the average selling price of steel of $636 per ton for the nine months ended September 30, 2004 and an increase in sales volume. Net sales for the nine months ended September 30, 2005 included sales of excess raw materials of $60.9 million.
Cost of sales for the nine months ended September 30, 2005 amounted to $1,113.9 million, including cost of sales of steel products of $1,079.5 million. Cost of sales of steel products for the nine months ended September 30, 2004 amounted to $873.2 million. The net increase in cost of goods represented an increase in the average cost of steel products sold to $659 per ton for the nine months ended September 30, 2005 as compared to the average cost of steel products sold of $538 per ton for the nine months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2005 included cost of sales of raw materials of $38.8 million. Cost of goods sold for the nine months ended September 30, 2005 and 2004 was reduced by $4.4 million and $2.8 million, respectively, related to the receipt of environmental and insurance settlements applicable to prior years.
The increase in cost of steel products sold of $206.3 million, or $121 per ton, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulted principally from an increase in the cost of raw materials and fuels used in our steelmaking processes. The cost of scrap, coal, iron ore and natural gas all increased during the nine months ended September 30, 2005 as compared to the nine months ended

September 30, 2004. The volume of scrap and electricity we purchased increased significantly due to our new electric arc furnace, which began operations in late 2004. Wage and salary costs also increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 as the result of the restoration of a 12% temporary wage reduction in the second quarter of 2004 that had been in effect since May 2003, a 5.8% hourly wage increase in May 2004, an 8% hourly wage increase in May 2005 a 3% hourly wage increase in September 2005, and a 5% increase in wages for salaried employees granted in June 2004. Operating costs other than wages and salaries were also higher principally due to maintenance-related costs. VEBA and profit sharing expense for the nine months ended September 30, 2005 decreased by $19.3 million as compared to the nine months ended September 30, 2004.
Depreciation expense for the nine months ended September 30, 2005 amounted to $25.6 million as compared to $23.0 million for the nine months ended September 30, 2004. Depreciation expense increased as a result of the electric arc furnace, which was completed and placed in service during the fourth quarter of 2004.
Selling, general and administrative expense for the nine months ended September 30, 2005 amounted to $52.8 million as compared to $49.3 million for the nine months ended September 30, 2004. Selling, general and administrative costs increased principally as the result of a 5% wage increase that was granted to salaried employees in June 2004 one-time employee-related costs incurred during the first quarter of 2005 and a salary merit increase granted in July 2005, offset by a decrease in profit sharing expense incurred during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to lower operating results.
Interest expense for the nine months ended September 30, 2005 amounted to $16.8 million as compared to $14.7 million for the nine months ended September 30, 2004. Interest expense increased principally due to an increase in the average rate of interest on outstanding indebtedness during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Average indebtedness outstanding for the nine months ended September 30, 2005 approximated $364.5 million as compared to $417.8 million for the nine months ended September 30, 2004.
Other income for the nine months ended September 30, 2005 amounted to $8.9 million as compared to $12.5 million for the nine months ended September 30, 2004. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates decreased by $3.8 million and interest and other income increased by $0.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
An income tax benefit of $71 thousand was provided for the nine months ended September 30, 2005 as compared to income tax expense of $31.5 million for the nine months ended September 30, 2004. Based on current estimates, the tax benefit associated with losses incurred through September 30, 2005 cannot be reasonably assured. As a result, no income tax benefit was provided, other than a $71 thousand tax benefit representing refundable income taxes applicable to prior years.
The net loss for the nine months ended September 30, 2005 amounted to $10.4 million, as compared to a net income of $55.9 million for the nine months ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Loan Covenant Compliance
On July 8, 2005, we entered into an amended and restated revolving credit facility. The new credit facility amends and restates our $225 million revolving credit facility entered into as of July 31, 2003, which was scheduled to mature on August 1, 2006. As compared to the prior revolving credit facility, the new credit facility (i) extends the maturity date to July 8, 2009; (ii) provides for higher borrowing availability on certain collateral; and (iii) provides for lower borrowing rates and unused line fees, among other improvements. Our amended and restated revolving credit agreement currently only requires us to comply with a minimum fixed charge coverage ratio, if, and only if, borrowing availability at any point in time falls below $50 million. However, if the fixed charge coverage ratio falls below a required minimum, as defined by the amended and restated revolving credit agreement, we must maintain minimum borrowing availability of at least $50 million.
On September 29, 2005, we amended our existing term loan agreement. The amendment allows, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150 million to $225 million and the elimination of the requirement to maintain minimum availability of at least $25 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
We are subject to certain financial covenants under our term loan agreement. We met these financial covenants for all quarterly periods for which we were required to meet those covenants. Due to the financial impact of the disruption in our coal deliveries related to the CWVEC lawsuit, the basic oxygen furnace ductwork collapse and associated issues related to the early ramp-up and operation of the EAF, and current market conditions, we would have failed to meet certain of these financial covenants for the quarter ended September 30, 2005. On September 29, 2005, we obtained a modification to certain financial covenants with our term loan lenders and the Federal loan guarantor, the ESLGB, for the quarter ended September 30, 2005 and the quarter ending December 31, 2005. With these modifications, we were in compliance with the modified covenants for the quarter ended September 30, 2005. However, we may not be in compliance with these covenants for periods ending after September 30, 2005, depending on future market conditions and other factors. We are working diligently to resolve this matter. However, we cannot provide assurance as to when, or if, this matter will be resolved.
In the event that additional modification or waivers are necessary and these additional modifications and waivers are not obtained by us, an event of default under the term loan agreement will occur and subsequently will constitute an event of default under the amended and restated revolving credit agreement, and, if the event of default results in acceleration of the term loan agreement, substantially all of our other debt instruments.
Cash Flow from Operating Activities
During the nine months ended September 30, 2005, we generated $29.8 million of cash flow in operating activities consisting of $21.1 million from the net loss, adjusted for non-cash items, and $16.1 million from changes in working capital (including $10.8 million of deferred revenue received in September 2005), offset by $7.4 million from changes in other assets and other liabilities.
As the result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we are vigorously pursuing an insurance claim for property damage and expect to recover approximately $9.0 million on a net basis, of which $4.0 million has been received through September 30, 2005. We have also submitted a business interruption claim for an amount in excess of $40 million based on our assessment of the full impact of the incident, before the deductible and VEBA and profit sharing expense payable on the net amount expected to be received. The insurance adjustor has formally disputed the amount of this claim, and therefore, there can be no assurance of the ultimate amount we would receive or of the timing of any recovery.
During the nine months September June 30, 2004, we generated cash flow from operating activities of $27.2 million consisting of net income of $124.7 million, adjusted for non-cash items, and $8.2 million from changes in other assets and other liabilities, offset by changes in working capital of $105.7 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2005, capital expenditures used cash flow of $72.7 million. Changes in restricted cash accounts used cash flow of $12.3 million. Other investing activities provided cash flow of $2.0 million.
During the nine months ended September 30, 2004, capital expenditures used cash flow of $93.0 million. Cash withdrawn from restricted cash accounts provided cash flow of $54.9 million. Other investing activities provided cash flow of $1.2 million.

Cash Flow from Financing Activities
During the nine months ended September 30, 2005, the minority interest investment in our consolidated subsidiary provided cash flow of $50.0 million and borrowings, including book overdrafts, provided cash flow of $0.6 million. Repayment of long-term debt used cash flow of $13.7 million.
During the nine months ended September 30, 2004, net proceeds from the issuance of common stock provided cash flow of $99.7 million. Borrowings, including the change in book overdrafts, provided cash flow of $2.1 million. Repayment of debt used cash flow of $81.7 million.
Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225 million revolving credit facility. At September 30, 2005, we had liquidity and capital resources of $168.0 million, consisting of cash and cash equivalents of $9.4 million (excluding joint venture cash of $5.5 million) and $158.6 million of availability under our revolving credit facility. As of September 30, 2005, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we must maintain minimum borrowing availability of $50 million. Accordingly, net borrowing availability noted above, reflects the $50 million borrowing availability reserve. At September 30, 2005, no amount was outstanding under our revolving credit agreement, except for letters of credit.
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
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement that excludes from our restrictive covenants applicable to capital expenditures up to $85 million relating to future capital improvement needs for our No. 8 coke battery, of which only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery is also excluded from the computation of our consolidated fixed charge coverage ratio. The amendment and waiver also limited us from having borrowings, including outstanding letters of credit, in excess of $150 million under our revolving credit facility. The amendment and waiver also provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $188.2 million in principal amount was outstanding as of September 30, 2005.
On September 29, 2005, we amended our existing term loan agreement. The amendment allows, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150 million to $225 million and the elimination of the requirement to maintain minimum availability of at least $25 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 4.6% at September 30, 2005. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At September 30, 2005, the term loan balance was $224.9 million.

Pursuant to the provisions of our term loan agreement, we are subject to, and are currently in compliance with, various covenants, including compliance with the terms and conditions of the guarantee of the ESLGB and the related guarantee of the West Virginia Housing Development Fund, limitations on indebtedness, guarantee obligations, liens, sale of subsidiary stock, dividends, distributions and investments.
The term loan agreement also specifies certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. At September 30, 2005, we were in compliance with these financial covenants, as amended and modified. However, as discussed above under “Liquidity and Capital Resources — Loan Covenant Compliance”, we may not be in compliance with these covenants for periods ending after September 30, 2005, depending on future market conditions and other factors.
The amended term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements, not to exceed in the aggregate specified maximums for each calendar year.
$225 Million Revolving Credit Facility
In August 2003, WPSC entered into a three-year $225 million senior secured revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation.
In June 2004, WPSC negotiated an amendment to the revolving credit facility. The amendment permits us to incur an additional $85 million in capital expenditures toward the rebuild of the No. 8 coke battery, of which only $18 million may be expended prior to January 1, 2006. The $85 million for the No. 8 coke battery is also excluded from the computation of our consolidated fixed charge coverage ratio.
On July 8, 2005, the Company entered into an amended and restated revolving credit facility. The new credit facility amends and restates the Company’s $225 million revolving credit facility entered into in August 2003, which was scheduled to mature on August 1, 2006. The amended and restated revolving credit facility (i) extends the maturity date to July 8, 2009; (ii) provides for higher borrowing availability on certain collateral; and (iii) provides for lower borrowing rates and unused line fees, among other improvements.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. At September 30, 2005, no amount was outstanding under the revolving credit facility, and we had $158.6 million of availability. At September 30, 2005, we were subject to and in compliance with various covenants set forth in the amended and restated revolving credit agreement.
$40 Million Series A Notes
On August 1, 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. Ohio Coatings Company is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, Ohio Coatings Company is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin, Inc. or Ohio Coatings Company, and payments of dividends and distributions.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2005, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, Inc, Ohio Coatings Company and Feralloy-Wheeling Specialty Processing Co., which are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin, Inc. and Ohio Coatings Company, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS
In August 2003, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:
•	Modification and assumption agreement between WPSC and Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Loan Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note.

•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum, which was originally due in August 2005. In August 2005, WPSC and the Ohio Department of Development agreed to modify the repayment terms of the loan, providing for a $1.0 million payment in October 2005, a $1.5 million payment in July 2006, and a $2.485 million payment in December 2006.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term due August 1, 2008, and bears interest at a rate of approximately 7.3% per annum.
CONTRACTUAL COMMITMENTS
As of September 30, 2005, an estimate of our future contractual obligations, including the repayment of debt obligations, is summarized as follows.

			2005
			(from	2006 to	2008 to
	Total		September 30th)	2007	2009	Thereafter
Long-term debt	$314.7	(1)	$13.9	$57.0	$170.1	$73.6
Capital leases	7.2	(2)	—	1.7	1.7	3.8
Long-term operating leases	13.8	(3)	0.8	4.7	4.0	4.4
Other long term liabilities:
Steelworker Pension Trust	11.4	(4)	1.1	7.8	2.6	—
OPEB	20.0	(5)	0.9	8.6	10.5	—
Severance	7.1	(6)	7.1	—	—	—
Coal miner retiree medical	4.5		0.1	0.5	0.5	3.4
Worker’s compensation	29.3	(7)	1.7	13.8	13.8	—
Special bonus payment	10.0	(8)	5.0	5.0	—	—
Purchase commitments:
Oxygen supply	66.0	(9)	1.8	14.4	14.4	35.4
Electricity	63.6	(10)	1.2	9.6	9.6	43.2
Coal	21.6	(11)	2.4	19.2	—	—
Coal	33.4	(12)	14.4	19.0	—	—
Capital commitments	66.5	(13)	31.1	35.4	—	—

Total	$669.1		$81.5	$196.7	$227.2	$163.8

1.	Represents scheduled principal payments on existing indebtedness, as scheduled, without consideration of the reclassification of the term loan agreement as a current obligation as of September 30, 2005.

2.	Represents scheduled principal payments on existing capital lease obligations.

3.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USWA, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2009.

6.	Amount represents payments under employee buyout program. 650 bargaining employees elected buyouts that will be funded in the fourth quarter of 2005 into a qualified benefit plan with payments being made by the plan through 2010.

7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2004 and anticipates payment of approximately $6.9 million per year. No estimate has been made beyond 2009.

8.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy. Payments of $5.0 million are to be made on December 15, 2005 and 2006.

9.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

10.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.4 million. A variable portion of the contract is calculated as $3.75 times the number of tons of iron produced each month with an agreed to minimum of 3,000 tons per day. At September 30, 2005, a maximum termination payment of $33.4 million would have been required.

11.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $0.6 million. The term of the contract expires on December 31, 2007, while the Company has the sole option to terminate the contract on or after January 1, 2006. After such date, the pricing will be subject to market conditions with a cap collar. At September 30, 2005, a maximum termination payment of $3.2 million would have been required.

12.	In 2005, we entered into contracts to purchase 40,000 tons of coal each month from August 2005 through December 2005 and up to 20,000 tons of coal each month from August 2006 through May 2007 at a price per ton approximating the prevailing market price in the first quarter of 2005.

13.	Amounts reflect contractual commitments for capital expenditure as of September 30, 2005.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2005 through 2007 total approximately $255.7 million, and include, but are not limited to, the following capital expenditure projects:
•	$117.5 million toward completion for the refurbishment of the coke batteries contributed to our new joint venture (80% of which will be contributed to the joint venture by our joint venture partner);

•	$14.3 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, expected to occur in late 2005 and early 2006; and

•	$9.0 million for cold mill improvements at our Allenport facility, expected to occur in 2005 and 2006.
Under our revolving credit agreement, we are permitted to undertake the construction of the No. 8 coke battery rebuild, hot strip mill automatic roll changer installation and cold mill improvements, subject to pre-established spending limits provided in our restrictive covenants. These covenants also limit the amounts that we can spend on any other capital expenditure projects up to $65 million in any calendar year, subject to adjustment for permitted carryover of a portion of any unexpended amounts in these and prior years. The amended term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements, not to exceed in the aggregate specified maximums for each calendar year.

During the nine months ended September 30, 2005, we spent approximately $72.7 million on capital expenditures, of which $12.5 million was offset with withdrawals from existing restricted cash balances. Additionally, the minority interest investment in our consolidated subsidiary provided approximately $20.3 million to offset capital expenditures made during the nine months ended September 30, 2005.
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
During the nine months ended September 30, 2005, we incurred an aggregate obligation to the VEBA trust and the profit sharing plans of $4.9 million. Of this amount $3.4 million was settled in WPC common stock in the second and third quarter of 2005 and $1.5 million was settled with pre-funded amounts.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in common stock of WPC. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the trust of an aggregate of 400,000 shares in 2004. As of September 30, 2005, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under (ii) of the Variable Contributions formula described above and $1.2 million in pre-funded cash is available to reduce future contributions due under (i) and (iii) of the Variable Contributions described above. The number of shares of WPC common stock creditable against contributions due under (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of WPC common stock for the 10 trading days immediately preceding the date the contribution is due.

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
During the nine months ended September 30, 2005, variable contributions of $4.7 million were incurred. Of this amount, $3.2 million was settled in WPC common stock in the second and third quarter of 2005 and $1.5 million was settled with pre-funded amounts.
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
During the nine months ended September 30, 2005, a profit sharing obligation of $0.2 million was incurred, which was settled in WPC common stock in the second quarter of 2005.
In addition, we have adopted a profit sharing plan for salaried employees under which we have an obligation to make quarterly profit sharing payments to or for the benefit of our salaried employees in an amount equal to 5.0% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the plan. The profit sharing pool will be divided among all salaried employees, excluding officers. Under the terms of the plan, we must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. If profit sharing payments are made in company stock instead of cash, the shares of company stock will be contributed to the company stock fund under our salaried 401(k) savings plan. All profit sharing payments that become due are considered 100% vested when made.
During the nine months ended September 30, 2005, no profit sharing obligation was incurred.
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
Deferred Taxes
Full realization of net deferred tax assets is dependent on our ability to generate future taxable income and maintain substantially our existing ownership. An ''ownership change,’’ as defined in Section 382 of the Internal Revenue Code of 1986, could completely eliminate our net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.
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
The FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, in March 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 is effective for fiscal years ending after December 31, 2005. The Company does not expect this interpretation to have a material impact on its financial statements.
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
At September 30, 2005, we had approximately 53% of the aggregate principal amount of our debt outstanding under fixed-rate instruments with the balance outstanding under variable-rate instruments. Since our portfolio of debt is comprised of more than 50% fixed-rate instruments, the fair value of the debt is moderately sensitive to the effects of interest rate fluctuations. Additionally, our interest expense is somewhat sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable-rate debt would increase our annual interest expense by approximately $1.5 million.
Credit Risk
Counterparties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
(a)  Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
(b)  Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In July 2005, we implemented a new customer invoicing system to improve customer service and internal control and efficiency.
On September 29, 2005 we entered into a joint venture, Mountain State Carbon LLC, with SNA Carbon, LLC, a wholly-owned subsidiary of Severstal North America, Inc. Mountain State Carbon LLC now owns our coke plant located in Follansbee, West Virginia. Mountain State Carbon LLC has been included in our consolidated financial statements.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 27, 2005, we filed a lawsuit in the Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in 2003 and continuing to the present, causing damage to WPSC, including, but not limited to, the increased cost of purchasing coal on the spot market at significantly higher prices than under its agreement with CWVEC. CWVEC initially objected to venue. In a separate action, on May 4, 2005, the Bankruptcy Court for the Northern District of Ohio issued a ruling, which interpreted such court’s prior 2002 order in our bankruptcy, which had approved our assumption and modification of the CWVEC coal supply agreement. In its May 4, 2005 ruling, the Bankruptcy Court held that under the terms of the court’s 2002 order and the contract, as amended, (1) we have the right to assign the coal supply agreement to the coke plant joint venture (described below), subject to finalization of the documentation and review by CWVEC, and (2) that CWVEC has no contractual right to terminate the coal supply agreement upon the transfer of the coke plant to the coke plant joint venture. CWVEC has appealed those rulings. In the Brooke County litigations, CWVEC also filed a counterclaim alleging that it will have the right to reduce shipments after the coke plant joint venture is consummated. On September 8, 2005, the Bankruptcy Court for the Northern District of Ohio issued an injunction order barring CWVEC from that counterclaim, agreeing with our position that such a claim should have been brought by CWVEC as a compulsory counterclaim in the earlier action which resulted in the May 4, 2005 decision, and, therefore, CWVEC was barred from raising it at a later date. CWVEC has appealed that ruling. CWVEC subsequently withdrew its objection to venue in the breach of contract case, and an order was issued returning the case to the state court in Brooke County where we initially filed the case, and where discovery is now underway.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s Annual Meeting of Stockholders was held on August 4, 2005, at the Hyatt Regency Pittsburgh International Airport, 1111 Airport Boulevard, Pittsburgh, Pennsylvania 15231.
(b) At such Annual Meeting, the holders of the Company’s common stock elected the following nominees for director for a one-year term ending at the 2006 Annual Meeting:

Nominee	Total Votes For	Total Votes Withheld
Paul J. Mooney	10,619,814	1,271,942
Alicia H. Munnell	10,444,583	1,447,173
Lynn R. Williams	10,613,915	1,277,841
James L. Bowen	10,603,521	1,288,235
Michael D. Dingman, Jr.	10,622,716	1,269,040
Roland L. Hobbs	10,619,014	1,272,742
D. Clark Ogle	10,622,716	1,269,040

Item 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

/s/	Paul J. Mooney
Paul J. Mooney
Chief Financial Officer
(Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: November 8, 2005