Form 10-K
period 2005-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2006-03-14
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 000-50300
WHEELING-PITTSBURGH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation) 1134 Market Street, Wheeling, WV (Address of principal executive offices)	55-0309927 (I.R.S. Employer Identification No.) 26003 (Zip code)
Registrant’s telephone number, including area code: (304) 234-2400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share	Rights to Purchase Series A Junior Participating Preferred Stock
(Title of class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
The aggregate market value of the outstanding common stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $161 million. Shares of common stock held by the Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust and by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,690,610 shares of its common stock, par value $0.01 per share, issued and outstanding as of February 28, 2006.
Documents Incorporated by Reference: None

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	89

PART III
Item 10.	Directors and Executive Officers of the Registrant	90
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions	102
Item 14.	Principal Accounting Fees and Services	103

PART IV
Item 15.	Exhibits and Financial Statement Schedules	104

Signatures		107
EX-10.12(B)
EX-10.12(C)
EX-10.12(D)
EX-10.12(E)
EX-10.12(F)
EX-10.12(G)
EX-10.12(I)
EX-10.20
EX-10.21
EX-10.22
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. BUSINESS
Overview
Wheeling-Pittsburgh Corporation (WPC) is a Delaware holding company that, together with its several subsidiaries and joint ventures, produces steel and steel products using both integrated and electric arc furnace technology. WPC sold 2,164,404 tons of steel and steel products in 2005. Net sales totaled $1,560.5 million in 2005. Our principal operating subsidiary is Wheeling-Pittsburgh Steel Corporation, a Delaware corporation (WPSC), whose headquarters is located in Wheeling, West Virginia. WPC was organized as a Delaware corporation on June 27, 1920 under the name Wheeling Steel Corporation.
We produce flat rolled steel products for steel service centers, converters, processors, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 64.4% of our shipments during 2005. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. We commissioned a new Consteel® electric arc furnace (EAF) on November 28, 2004 that, along with the de-commissioning of one of our two blast furnaces, transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 21.6% of our steel tonnage shipped during 2005. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC), which consumed 27.1% of our steel tonnage shipped during 2005, represented 22.0% of our net sales for 2005. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. On September 29, 2005, we entered into a third significant joint venture, Mountain State Carbon, LLC (MSC), which owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
Prior to August 1, 2003, WPC was a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, WPC and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy on August 1, 2003. For a detailed discussion of the reorganization, refer to Note 2 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.
Recent Developments
Background
We operate in the highly competitive global steel industry. Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions and expanding our participation in markets that allow for a higher margin. As a key strategy, we have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. We de-commissioned one of our two blast furnaces and commissioned our new EAF. We have also entered into our MSC coke joint venture and are rehabilitating the coke batteries, and continue to make efficiency and reliability improvements in our facilities. As a result, we believe that our ability to pursue our business strategy and other business opportunities in a changing global steel industry is enhanced.
During 2005, we realized an increase in the average selling price of steel products of $25 per ton as compared to 2004. However the cost to produce steel products sold during 2005 increased by $94 dollars per ton, as compared to 2004, which adversely affected our gross margin for the year. The increase in the cost to produce steel products during 2005 was principally due to significant increases in the cost of raw materials and fuels used in our steelmaking process. The adverse effect on gross margin for 2005 was partially offset by the gross margin realized from the sale of excess raw materials during the year.

Industry and Production
For over a decade, consolidation in the steel industry has been on-going in Europe, Japan and South America and North America, to a lesser degree. According to industry analysts, the greatest opportunities for consolidation lie in developing countries that dominate steel production, such as China, Brazil, India and Russia. Previously, steel industry consolidation was characterized by intraregional rationalization, such as the acquisitions of primarily bankrupt assets in North America. However, more recent activity has taken on global proportions. If successful, Mittal Steel’s recent hostile takeover bid for Arcelor could spur the emergence of a global steel superpower.
The steel industry is highly cyclical and highly competitive. Demand for our product is directly affected by demand for steel products in the United States and is indirectly affected by global demand for steel products. Our steel shipments for 2005 totaled 2,164,404 tons. Steel prices softened during 2005, with the average per ton selling price of hot-rolled steel decreasing from $599 per ton in December 2004 to $546 per ton in December 2005. Pricing in 2005 was volatile with prices declining to a low point in August 2005, recovering somewhat by year-end.
Our steel production during 2005 totaled 2,452,131 tons of slabs. Both shipments and production during the first quarter of 2005 were adversely affected as a result of the basic oxygen furnace ductwork collapse, which occurred in December 2004.
Our new EAF produced 1,006,868 tons of liquid steel in 2005. The hot metal charging equipment for the EAF became operational during the second quarter of 2005. Throughout 2005, we, outside advisors and key equipment manufacturers, addressed performance issues associated with the EAF start-up. We had resolved most of these issues by late 2005. As a result, significant improvements in the EAF’s recent performance have occurred. Most notably, the number of EAF heats per day, which is a key indicator of the EAF performance, has resulted in an overall average of 15.6 heats per day in January 2006 (87% of capacity), as compared to 13.2 heats per day in the fourth quarter of 2005 (73% of capacity). The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials, in terms of cost, and provides us with a more flexible operating strategy.
We completed installation of hot strip mill automatic roll changers at our Mingo Junction facility in February 2006. The automatic roll changers are expected to increase our annual hot rolling capacity by up to 400,000 tons. This allows us to seek slab purchases or tolling arrangements with third parties to roll hot-rolled products.
Potential Insurance Recovery
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we received $9.5 million, net of the deductible, related to a property damage claim. We have also submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We are currently in discussions with the insurance adjuster. We received an initial payment on the claim of $5.4 million and reached agreement in February for receipt of an additional $7.3 million on the claim, of which $5.8 million had been received through March 10, 2006. Although we received an initial payment, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim.
Raw Materials, Coke Production and Coal Supply
Critical raw material inputs, principally iron ore, coal and natural gas, all reflected price increases during 2005. Iron ore was especially volatile, reflecting a price increase of approximately 70% in 2005. MSC supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs. However, our principal supplier of high volatile metallurgical coal alleged force majeure and failed to deliver metallurgical coal under the terms of our supply contract, which has and continues to adversely impact our cost of coal and operations. Deliveries have increased since the filing of a lawsuit in April 2005, but remain erratic.

Joint Venture
On September 29, 2005, WPSC and SNA Carbon, LLC (SNA Carbon), a wholly-owned subsidiary of Severstal North America, Inc. (SNA), entered into an Amended and Restated Limited Liability Company Agreement of MSC, a limited liability company, formed to own and refurbish the coke plant facility contributed to it by WPSC and to produce and sell metallurgical coke to and for the benefit of both parties.
Upon formation of the joint venture, WPSC contributed net assets to the joint venture with an agreed-to fair value of $86.9 million and SNA Carbon contributed $50.0 million in cash to the joint venture. In return, WPSC and SNA Carbon each received a 50% voting interest in the joint venture and WPSC and SNA Carbon received a 72.22% and 27.78% non-voting economic interest in the joint venture, respectively. Through December 31, 2005, WPSC contributed $3.1 million in cash to the joint venture and SNA Carbon contributed $10.0 million in cash to the joint venture. At December 31, 2005, WPSC and SNA Carbon had a 66.67% and 33.33% non-voting economic interest in the joint venture, respectively.
Under terms of coke supply agreements between WPSC, SNA Carbon and the joint venture, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, as defined by the joint venture agreement, plus 5%. All coke produced during 2005 was sold to WPSC, which, in turn, sold 155,735 tons of coke to SNA Carbon under a separate coke supply agreement between WPSC and SNA Carbon. Approximately 66% and 34% of all coke produced during 2006 will be sold to WPSC and SNA Carbon, respectively. Approximately 50% of coke produced thereafter will be sold to WPSC and SNA Carbon, respectively. Coke oven gas and steam produced by the joint venture will be sold to WPSC at fair value and coke by-products will be sold to third parties. If the joint venture produces coke in excess of quantities needed by WPSC and SNA Carbon for their steel-making operations, excess coke production will be sold to third parties.
Credit Arrangements and Covenant Compliance
On March 10, 2006, we reached agreement with both the lenders under our term loan agreement and the Emergency Steel Loan Guarantee Board (the Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. In addition, our term loan amendment requires us to maintain minimum borrowing availability of at least $50 million under our revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in our revolving credit agreement.
In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment to be made on the same date on which the June 30, 2006 principal payment is due. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.
Business Strategy
Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions, and expanding our participation in markets for higher value-added products.
Transition to electric arc furnace production
Our new EAF has transformed our operations from a pure integrated producer to those of a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. Our EAF is differentiated from most mini-mills by its ability to use both a continuous scrap feed and liquid iron as an alternative metallic input. We expect that the EAF will have an annual capacity of up to 2.5 million tons of liquid steel and, in conjunction with our basic oxygen furnace (BOF), will enable us to produce 2.8 million tons of slabs annually, which is the limit under our current environmental permits. Construction and installation of the EAF was completed in the fourth quarter of 2004, with the first heat occurring in November 2004. The productive capability of the EAF advanced through 2005, permitting the shutdown of one of our two blast furnaces in May 2005. The EAF’s production levels reached 60% of its cold charge rating of 18 heats per day in the third quarter of 2005, and 73% in the fourth quarter of 2005. Following the correction of a number of equipment issues through December 2005, the EAF achieved 87% of capacity in January 2006. We expect that the EAF will operate above 90% of capacity during the balance of 2006.

Compared to integrated steel production, the EAF has several advantages, including lower capital expenditures for construction of facilities, a more variable cost structure, lower energy requirements and limited ongoing maintenance and capital expenditure requirements to sustain operations. Further, the construction of the EAF with the simultaneous de-commissioning of one of our two blast furnaces significantly reduced our requirements for coke as described below. The liquid iron that can be used as a metallic input for the EAF will be produced using our remaining blast furnace operation, providing us with additional flexibility relating to raw materials. We believe that the more variable cost structure of the EAF and flexibility in raw material input utilization will enable our costs to more closely track market conditions than those of many integrated producers and will support our margins in market downturns.
Strategic capital projects to improve productivity and cost position
We are planning and implementing a number of strategic capital projects over the next three years that are intended to upgrade and eliminate bottlenecks in our rolling and finishing facilities, and to increase our productivity and improve our cost position. We completed installation of new automatic roll changers on the finishing mills at our hot strip mill in February 2006, which are expected to expand our annual hot rolling capacity by 0.4 million tons to 3.2 million tons and optimize throughput, resulting in lower costs. Supplemental slab sourcing arrangements for 2006 should enable us to utilize of this incremental capacity by rolling purchased slabs and converting slabs for others into hot rolled products. Upgrades of our Yorkville tandem cold rolling mill and continuous anneal line were completed in December 2005 to enable us to gain 70,000 tons per year in production capability of cold rolled products. In addition, we plan to upgrade our temper mill and install a final inspection line at our Allenport facility. These and other improvements are intended to increase our downstream capacity and improve the quality and market penetration of our value-added cold rolled products.
Capitalize on our excess coke capacity
With our new EAF, and the idling of one of our two blast furnaces in May 2005, we had coke production capability in excess of our requirements.
On September 29, 2005, WPSC and SNA Carbon entered into an Amended and Restated Limited Liability Company Agreement of MSC, a limited liability company formed to own and refurbish the coke plant facility contributed to it by WPSC and to produce and sell metallurgical coke to and for the benefit of both parties. WPSC contributed its existing coke plant facility, including $6.9 million in refurbishment costs incurred prior to the formation of the joint venture, and committed to contribute an additional $33.1 million in cash to MCS. SNA Carbon committed to contribute in the aggregate $120 million in cash to MSC through the end of June 2006. After all contributions are made to MSC, MSC will be owned 50% by WPSC and 50% by SNA Carbon, and both parties will be entitled to 50% of the coke produced by the facility.
The refurbishment project will include a rebuild of the No. 8 coke battery, construction of which began in the fourth quarter of 2005. Refurbishment of the No. 8 coke battery is expected to be completed in 2006 and is expected to require a capital investment of approximately $92.6 million. The rebuild is expected to extend the service life of the battery by 12-15 years. The refurbishment project also includes a potential rebuild of the Nos. 1, 2 and 3 coke batteries at a projected capital investment of approximately $29.3 million. If the Nos. 1, 2 and 3 coke batteries are rebuilt, the rebuild would start in 2008 and would increase annual coke production capacity of these batteries from 380,000 tons per year to approximately 400,000 tons per year. The coke plant refurbishment project also includes an investment of approximately $23.6 million on infrastructure and other capital items during the years 2005 through 2009.
Achieve balanced exposure to spot and contract business
We aim to achieve a balanced mix between spot and contract business. We believe that contract business, which we define as agreements with terms in excess of three months, offers insulation from the volatility of the spot market. However, contract type business also could limit upside potential in a tight market situation. A reasonable balance offers relatively predictable volumes and an opportunity to enhance product mix as well as to take advantage of spot opportunities. Currently, our relatively high exposure to the spot market, comprising 75% of our sales, is enabling us to benefit from increased steel prices. In the long-term, we seek to increase our mix of contract business to 40% by targeting sales to end use customers versus spot sales to service centers and processors. This mix is expected to provide enhanced stability in fluctuating market conditions and, at the same time, should allow us to take advantage of positive pricing in tighter markets. We will continue to target customers that purchase our products over prolonged periods of time and value consistency of supply.
Optimize the sale of downstream value-added products
We continue to seek a product mix that offers high returns and increases our stability. Our long-term strategy focuses on higher value-added products with higher engineering content. Although we are seeking to capitalize on current favorable pricing conditions in the commodity and hot-rolled markets to maximize our profitability, we will continue to identify products and markets that offer higher returns and increase stability. We believe that our new operating configuration will allow us to continue to produce a full range of products. We aim to increase our market penetration of cold rolled products through capital expenditures and changes in operating practices at our Allenport and Yorkville cold finishing mills, which are expected to result in higher quality cold rolled products. These initiatives are expected to help to further penetrate the desirable OEM marketplace and reduce reliance on service centers.
Steel Industry
Steel making in the U.S. is a highly competitive and capital-intensive industry with approximately 103 million tons of domestic shipments in 2005. Estimated domestic consumption was approximately 114 million tons in 2005 and is expected to increase to approximately 120 million tons in 2006. Total annual steel consumption in the U.S. has fluctuated between 114 million and 143 million tons since 1994 and was approximately 114 million tons in 2005, 127 million tons in 2004 and 111 million tons in 2003. Imports of finished steel totaled approximately 25 million tons in 2005, 28 million tons in 2004 and 18 million tons in 2003.
In the U.S., flat rolled steel is produced either by integrated steel facilities or mini-mills. Integrated steel makers typically produce flat rolled products by using blast furnaces to combine iron ore, limestone and coke into hot iron. Scrap metal is then added to the hot iron to produce liquid steel through a BOF, which removes impurities. After the liquid steel is metallurgically refined, it is processed through a continuous caster to form slabs. These slabs are further shaped or rolled into flat sheets at a hot strip mill or a plate mill. Various finishing processes may follow whereby the steel is treated through pickling, cold-rolling, annealing, tempering or coating.
The quality of steel products produced through the integrated process is generally more suitable for a wider variety of high quality specialized uses than those produced through the mini-mill process because less scrap, which contains impurities, is used. As a result, integrated steel products are typically used for more value-added applications. Integrated mills are also characterized by more production steps and man-hours and higher costs of productive capacity and ongoing maintenance. Current restructuring efforts by integrated steel mills have focused on reducing these costs through increased labor flexibility and efficiency and using automation to increase labor productivity.
A mini-mill utilizes an EAF to melt scrap and scrap substitutes, eliminating the need for iron ore and coke inputs. The liquid steel can be metallurgically refined before it is cast into thin slabs which are further processed in-line to produce flat sheets similar to those produced by integrated steel makers. Similar finishing processes often follow.
The quality of mini-mill produced steel products is dependent on the quality of the scrap used as a raw material. However, in recent years, domestic mini-mills have increased the quality of their steel products. Typically, mini-mills are more cost efficient than integrated producers because they require less capital to operate and maintain. The correlation of scrap prices with steel selling prices represents the main advantage of the mini-mill and EAF strategy. This correlation has historically provided a relatively constant metal margin, or the difference between the steel selling prices and scrap prices, to the mini-mills over the business cycle. This relatively constant metal margin has typically caused mini-mills to perform better in downturns than integrated producers.
Industry Consolidation
In recent years, the fragmented U.S. steel industry has experienced volatile market conditions, characterized by declining prices, fluctuating capacity, low demand growth and increased foreign imports. These conditions and additional constraints produced by significant underfunded pension and retiree health care obligations have led to widespread bankruptcies in the industry. Including us, over 40 companies have filed for Chapter 11 bankruptcy protection since January 1998, including Bethlehem, LTV and National Steel (formerly the second, third and fifth largest U.S. integrated steel producers) in addition to Rouge Steel, Republic Engineered Products and Weirton Steel.

A number of these steel producers were purchased as a result of bankruptcy, consolidation and rationalization of the industry.
As a result of industry consolidation, the top three steel producers in the U.S. held approximately 46% and 44% of market share in 2004 and 2003, respectively.
Imports
As the single largest steel consuming country in the western hemisphere, the U.S. market has long been a focus of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil and other large economies such as Russia and China recognized the U.S. as a target market. The domestic steel market is affected by factors influencing worldwide supply and demand, with excess production generally seeking the most lucrative markets. Favorable conditions in the U.S. market have historically resulted in significant imports of steel and substantially reduced sales, margins and profitability of domestic steel producers. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. Steel product prices reached historical cyclical lows in December 2001 as a result of low domestic demand and increased foreign imports.
As a result, the U.S. government took various protective actions during 2001 and 2002, including the enactment of various steel import quotas and tariffs under Section 201 of the U.S. Trade Act of 1974, as amended, which contributed to a decrease of some U.S. steel imports during 2003. However, these protective measures were only temporary, and many foreign steel manufacturers were granted exemptions from applications of these measures. Following a November 2003 decision by the World Trade Organization Appellate Body declaring that the tariffs imposed by the U.S. on steel imports violated global trade rules, the steel import quotas and Section 201 tariffs were lifted in December 2003. The elimination of the protections offered by these trade remedies has lead to increased competition from foreign importers and could continue to have an adverse effect on our business, financial condition or results of operations. Although total and finished imports for 2005 decreased, changes in the U.S. dollar exchange rate, a decrease in demand for foreign steel in China or certain other developing countries, improved domestic steel production in those countries, lower ocean freight costs and other factors could lead to increased imports in the future resulting in excess domestic steel capacity. Steel imports of flat rolled products as a percentage of domestic apparent consumption were approximately 14% in 2005.
Raw Material Pricing
Increased global demand, especially from mills in China, has put upward pressure on raw material prices, including iron ore, scrap, coke and coal. In particular, world iron ore prices increased by approximately 70% during 2005. Shortages of coke put pressure on integrated steel producers with spot prices rising as $400 per ton in late 2004. Faced with higher raw material costs and increasing world demand, domestic steel producers began to both increase base prices and implement raw material surcharges starting in January 2004. This combination of factors has resulted in historically high prices for steel products during 2004.
Steel prices fell from these historically high levels through the first three quarters of 2005. Steel prices began to strengthen during the fourth quarter of 2005.
Segments and Geographic Area
We are engaged in one line of business and operate in one business segment, the making, processing and fabricating of steel and steel products. We have a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.

Products and product mix
The following table reflects our product mix as a percentage of total tons shipped.

		Year Ended
		December 31,
	2005	2004	2003
Product Category:
Higher value added products as a percentage of total shipments:
Cold rolled products — trade	6.5%	8.0%	11.0%
Cold rolled products — Wheeling-Nisshin	17.3%	19.3%	19.6%
Coated products	7.1%	8.7%	4.9%
Tin mill products	11.9%	13.6%	13.1%
Fabricated products	21.6%	19.7%	21.8%

Higher value-added products	64.4%	69.3%	70.4%
Hot rolled products	35.6%	30.7%	29.6%

Total	100.0%	100.0%	100.0%

Average net sales per ton of steel products sold	$686	$661	$435
Hot Rolled Products
Hot rolled coils represent the least processed of our finished goods. Approximately 70% of our production of hot rolled coils during the year ended December 31, 2005 was further processed into value-added finished products. Hot rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters and processors, steel service centers and the appliance industry.
Cold Rolled Products
Cold rolled coils are manufactured from hot rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product.
Coated Products
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
Tin Mill Products
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
Fabricated Products
Fabricated products consist of cold rolled or coated products further processed mainly via sheeting and roll forming and are sold by the construction, agricultural and specialty products groups.
Construction Products
Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories: roof deck, form deck, and composite floor deck.

Agricultural Products
Agricultural products consist of roll-formed corrugated sheets that are used as roofing and siding in the construction of barns, farm machinery enclosures, light commercial buildings and certain residential roofing applications.
Specialty Products
Specialty products consist of coil and galvanized sheet steel supporting the culvert and heating, ventilation and air conditioning markets. Specialty products are produced by Wheeling-Nisshin and Feralloy-Wheeling Specialty Processing Co., of which we own a 49% equity interest, and by contract service providers.
Revenues from external customers by product line for the periods indicated below were as follows:

	Reorganized			Predecessor
	Company			Company
	(Dollars in thousands)
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2005	2004	2003	2003
Product:
Hot rolled	$420,745	$365,089	85,305	$106,545
Cold rolled	471,235	514,511	143,925	243,841
Galvanized	109,264	132,178	22,575	26,446
Fabricated products	466,914	375,090	137,137	179,083
Ore, coke and coke by products	85,268	9,074	5,752	9,155
Conversion and other (1)	7,087	9,852	2,208	5,369

	$1,560,513	$1,405,794	$396,902	$570,439

(1)	Includes conversion and resale products.
Customers and Markets
We market an extensive mix of products to a wide range of manufacturers, converters and processors. Our 10 largest customers, including our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 40.3%, 43.3%, and 42.5% of our net sales in 2005, 2004 and 2003, respectively. Wheeling-Nisshin accounted for approximately 13.9%, 17.5% and 16.3% of our net sales in 2005, 2004 and 2003, respectively. OCC accounted for approximately 8.1%, 8.6% and 11.2% of our net sales in 2005, 2004 and 2003, respectively. Geographically, the majority of our customers are located within a 350-mile radius of the Ohio Valley. However, we have taken advantage of our river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.
Shipments historically have been concentrated within five major market segments: steel service centers, converters and processors, construction, agriculture and containers. Our overall participation in the construction and the converters and processors markets substantially exceeds the industry average and our reliance on automotive shipments, as a percentage of total shipments, is substantially less than the industry average.

The following table reflects the percentage of total tons shipped to our major market segments:

	Percentage of Total Tons Shipped
		Year Ended
		December 31,
	2005	2004	2003
Steel service centers	29%	28%	27%
Converters and processors (1)	28%	29%	28%
Construction	21%	18%	20%
Agriculture	5%	5%	3%
Containers (1)	13%	16%	16%
Other	4%	4%	6%

Total	100%	100%	100%

(1)	Products shipped to Wheeling-Nisshin and OCC are included primarily in the converters and processors and containers markets, respectively.
Set forth below is a description of our major customer categories:
Steel Service Centers
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
Converters and Processors
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
Construction
The shipments to the construction industry are heavily influenced by fabricated product sales. We service the non-residential and agricultural building and highway industries, principally through shipments of hot-dipped galvanized and painted cold rolled products. We have been able to market our products into broad geographical areas due to our numerous regional facilities.
Agriculture
The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets, which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.
Containers
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
Joint Ventures
Wheeling-Nisshin
WPSC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between Nisshin Steel Co., Ltd. and WPSC. Wheeling-Nisshin owns a state-of-the-art processing facility located in Follansbee, West Virginia which has capacity to produce over 700,000 tons annually of coated steel and offers some of the lightest-gauge galvanized steel products manufactured in the U.S. for construction, heating, ventilation and air-conditioning and after-market automotive applications. Wheeling-Nisshin products are marketed through trading companies, and its net sales are not consolidated into our net sales.
WPSC is a party to a supply agreement with Wheeling-Nisshin that expires in 2013. Wheeling-Nisshin may terminate this agreement at any time WPSC and its subsidiaries and parent, if any, in the aggregate own less than 20% of the common stock of Wheeling-Nisshin. Pursuant to that agreement, WPSC is required to provide not less than 75% of Wheeling-Nisshin’s steel substrate requirements, up to an aggregate maximum of 9,000 tons per week, subject to product quality requirements and at negotiated prices based on prevailing actual market rates. Shipments of steel by WPSC to Wheeling-Nisshin were approximately 379,000 tons, or 17.5% of our total tons shipped, approximately 413,000 tons, or 19.4% of our total tons shipped and approximately 440,000 tons, or 19.8% of our total tons shipped, for the years ended December 31, 2005, 2004 and 2003, respectively. We derived 13.9%, 17.5% and 16.3% of our net sales from sales of steel to Wheeling-Nisshin in 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, Wheeling-Nisshin had operating income of $18.3 million, $42.5 million and $6.4 million, respectively, and we received dividends of $5.0 million in 2005, $2.5 million in 2004, and $2.5 million in 2003 from Wheeling-Nisshin. As of December 31, 2005, Wheeling-Nisshin had cash and investment securities totaling $84.5 million and had no outstanding indebtedness.
A shareholders agreement between WPSC and Nisshin Steel Co., Ltd. contains provisions that may directly or indirectly restrict the transfer of the shares of Wheeling-Nisshin owned by WPSC, including the following:
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
Ohio Coatings Company
WPSC owns a 50% voting interest and an approximately 44% equity interest in OCC, which is a joint venture among WPSC, Dong Yang Tinplate America Corp., a leading South Korea-based tin plate producer, and Nippon Steel Trading America, Inc., formerly known as Nittetsu Shoji America, Inc., a U.S.-based tinplate importer. Dong Yang Tinplate America also holds a 50% voting interest and an approximately 44% equity interest in OCC. Additionally, Nippon Steel Trading America holds nonvoting preferred stock in OCC, which represents an approximately 11% equity interest in OCC and is subject to repurchase by OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years.
Pursuant to a raw material supply agreement between WPSC and OCC, WPSC has the right to supply up to 230,000 net tons in any calendar year of the blackplate and cold rolled steel requirements of OCC through 2012, subject to quality requirements and at negotiated prices based on prevailing market rates. OCC may terminate this agreement if at any time WPSC owns less than 33% of the common stock of OCC. Shipments of steel by WPSC to OCC were approximately 207,000 tons, or 9.6% of our total tons shipped, approximately 240,000 tons, or 11.3% of our total tons shipped and approximately 239,000 tons, or 10.8% of our total tons shipped, for the years ended December 31, 2005, 2004 and 2003, respectively. We derived approximately 8.1%, 8.6% and 11.2% of our net sales from sales of steel to OCC in 2005, 2004 and 2003, respectively. Prior to July 2003, WPSC was the exclusive distributor for all of OCC’s products and marketed approximately 70% of OCC’s products through Nippon Steel Trading America. In July 2003, Nippon Steel Trading America became the exclusive distributor for approximately 70% of OCC’s products and WPSC remained a distributor for the balance. In April 2004, OCC began selling to certain customers directly, which reduced WPSC’s distributorship to approximately 20% of OCC’s products. WPSC ceased distributing any OCC product in 2005. For the years ended December 31, 2005, 2004 and 2003, OCC had operating income of $6.9 million, $8.0 million and $9.6 million, respectively. OCC did not pay any dividends during those periods. At December 31, 2005, OCC had $31.1 million in outstanding indebtedness.

A shareholders’ agreement among WPSC, Dong Yang Tinplate America, Nippon Steel Trading America and OCC contains certain provisions that may restrict WPSC’s ability to transfer its shares of OCC, including the following:
•	Any pledge, transfer or other distribution of shares of OCC must be previously approved by shareholders holding at least 66.67% of the voting power of the common shares of OCC.
•	For 45 days after a shareholder receives notice from the other party that a change of control of the other party has occurred, the party receiving notice has the option to purchase all, but not less than all, of the shares owned by the other party at a price equal to $10,000 per share plus 10% interest or fair market value, whichever is higher. For purposes of the shareholders’ agreement, ‘‘change of control’’ for WPSC means, the transfer to persons (other than a holding company) of a majority of the capital stock of WPSC, or any transfer of substantially all of its assets.
WPSC has pledged its shares in OCC to the lenders under our term loan agreement and revolving credit facility, and to the holders of our Series A notes and Series B notes.
Pursuant to a loan agreement dated January 8, 1996, WPC loaned OCC $16.5 million. The loan bears interest at a variable rate that averaged 6.25% during 2005. As of December 31, 2005, OCC owed $7.7 million under the loan.
In April 2003, OCC entered into a three-year credit agreement with Bank of America, N.A., providing for a revolving line of credit for loans and letters of credit in an amount of up to $18.0 million and a term loan in the aggregate principal amount of $4.3 million. OCC is restricted from declaring dividends under the terms of its credit agreement. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in the credit agreement and in the subordination agreement described below. OCC has made principal payments in each of the last three years. In connection with this refinancing, WPC (i) entered into a subordination agreement, acknowledging that amounts owed by OCC to WPC pursuant to the loan agreement described in the previous paragraph are subordinate to any indebtedness owed by OCC to Bank of America under OCC’s term loan agreement; and (ii) WPSC entered into a no-offset agreement, agreeing that it will not offset against accounts payable to OCC any indebtedness of OCC to WPSC.
Mountain State Carbon
In September 2005, WPSC and SNA Carbon, a wholly-owned subsidiary of SNA, entered into an Amended and Restated Limited Liability Company Agreement of MSC. MSC is a Delaware limited liability company which was formed to own and refurbish coke batteries contributed to it by WPSC and to produce and sell the coke produced by these batteries for the benefit of WPSC and SNA Carbon. WPSC and SNA Carbon concurrently executed various agreements, including management and operating agreements, pursuant to which WPSC will operate and manage MSC’s coke facilities, and various coke supply agreements.
WPSC contributed to MSC its coke-producing batteries and related facilities and assets located in Follansbee, West Virginia, and Steubenville, Ohio, which had a fair value of approximately $86.9 million and SNA Carbon contributed capital of $50.0 million to MSC. In return for these initial contributions, WPSC and SNA Carbon each received 50% of MSC’s voting capital stock interests, which allow WPSC and SNA Carbon each to elect two of the four Managers on MSC’s Board of Managers, and 72.22% and 27.78%, respectively, of the non-voting economic capital stock interests in MSC.
WPSC and SNA Carbon each are obligated to make additional cash contributions to MSC. Pursuant to these obligations, WPSC and SNA Carbon made additional cash contributions in 2005 of $3.1 million and $10.0 million, respectively, in 2005. WPSC is obligated to make additional cash contributions of $5.0 million and $15.0 million in 2006 and 2007, respectively, payable on a monthly basis, and cash contributions of $10.0 million in 2008, payable on a quarterly basis. SNA Carbon is obligated to make monthly cash contributions of $10.0 million in each of the first six months of 2006. Until such time as SNA Carbon owns 50% of the outstanding non-voting economic capital stock interests in MSC, which is expected to occur in March 2006, SNA Carbon’s proportional share of the outstanding non-voting economic capital interests in MSC will increase by 1% for each $1.8 million of additional capital contributed by it to MSC. As of December 31, 2005, WPSC and SNA Carbon had 66.67% and 33.33%, respectively, of the non-voting economic capital stock interests in MSC.

Subject to certain exceptions, WPSC and SNA Carbon also are obligated to make loans to MSC from time to time, up to $35.0 million in the aggregate for all such loans, to satisfy any deficiency in MSC’s working capital needs. These loans would be made by WPSC and SNA Carbon proportionate to their respective projected coke purchases. Because coke prices charged by MSC will be at its fully absorbed costs (including depreciation, a non-cash expense), plus a stipulated profit, it is projected that MSC will not have significant need for such sources of working capital after 2006. WPSC made a working capital loan of $9.9 million to MSC during 2005. To the extent that capital contributions made by WPSC and SNA Carbon are not sufficient to completely refurbish MSC’s coke-producing batteries to a condition that meets its production goals and complies with applicable legal requirements, WPSC and SNA Carbon each must contribute one-half of the deficiency, up to a maximum of $8.0 million each. If either WPSC and SNA Carbon breaches any of its funding obligations, the defaulting party’s non-voting capital stock interests could be diluted, and the quantity of coke that MSC would be obligated to sell to the defaulting party could be permanently reduced. SNA has guaranteed SNA Carbon’s funding obligations. If SNA Carbon’s non-voting capital stock interests are diluted, WPSC would have the right to dilute SNA Carbon’s voting capital stock interests, in which event WPSC would control MSC’s Board of Managers. WPSC’s voting capital stock interests may not be diluted below 50% under any circumstances.
WPSC and MSC executed a Coke Supply Agreement in September 2005 (the WPSC Coke Supply Agreement). The WPSC Coke Supply Agreement provides that MSC will sell to WPSC all coke produced by MSC in the remainder of 2005 and up to 600,000 tons of coke in 2006. SNA Carbon and MSC separately executed a Coke Supply Agreement in September 2005 (the SNA Carbon Coke Supply Agreement), which provides that MSC will sell to SNA Carbon 355,000 tons of coke in 2006. Beginning in 2007, WPSC and SNA Carbon each will purchase, under their respective coke supply agreements with MSC, 50% of MSC’s total production of coke, allocated on a weekly basis. WPSC and SNA Carbon may cause a reduction of the amount of coke that MSC is required to sell to the other party if the other party defaults in its funding obligations to MSC. All coke sold to WPSC and SNA Carbon is required to meet certain specifications.
Coke prices charged by MSC pursuant to the WPSC Coke Supply Agreement and the SNA Carbon Coke Supply Agreement are designed to cover substantially all of MSC’s fully absorbed administrative and production costs, net of any by-product revenue, plus 5%. Coke prices charged to WPSC and SNA may vary under specified circumstances related to variances in production levels. MSC’s excess operating cash must first be used to repay any outstanding debt to WPSC and SNA Carbon.
WPSC is paid a fee and manages and operates MSC’s coke facilities using its current hourly and salaried workforce, subject to ultimate oversight by MSC’s Board of Managers, under its management and operating agreements. WPSC retained environmental obligations related to the operation and condition of the facilities prior to September 29, 2005. WPSC will indemnify SNA Carbon and MSC against any environmental liabilities related to or arising out of the condition of the real property contributed by WPSC to MSC. MSC will indemnify WPSC and SNA Carbon against liabilities arising in connection with the management or ownership of MSC.
For the period September 29, 2005 through December 31, 2005, MSC has an operating loss of $1.5 million. At December 31, 2005, MSC had operating cash of $3.6 million and had a member loan due to WPSC of $9.9 million, which bears interest at the prime rate plus 1.25%.
Under generally accepted accounting principles, Wheeling-Nisshin and OCC are accounted for using the equity method of accounting. MSC has been consolidated in our financial statements as of December 31, 2005 and for the period then ended.
Competition
We believe that the main competitive factors in our market are:
•	quality;
•	reliability;
•	product market price;
•	product offerings;
•	location and shipping costs; and
•	raw material and operating costs.

The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition, which we expect to continue. Many of our competitors are large, with the top three domestic steel-producers holding approximately 46% of market share in 2004. We believe our major competitors include the following:
•	domestic integrated steel producers, such as United States Steel Corporation, Mittal Steel USA, Inc., AK Steel Corporation and SNA;
•	mini-mills, such as Nucor Corporation, Steel Dynamics Inc. and Gallatin Steel Company;
•	converters and fabricators, such as The Techs, Winner Steel, Inc., United Steel Deck and Metal Sales; and
•	steel producers from Europe, Asia and other regions.
Domestic integrated steel producers have lost market share in recent years to domestic mini-mill producers. Mini-mills are generally smaller-volume steel producers that melt ferrous scrap metals, their basic raw material, in electric furnaces. Although mini-mills generally produce a narrower range of steel products than integrated producers, mini-mills, which rely on less capital-intensive steel production methods, typically have certain advantages over integrated producers, such as lower capital expenditures for construction of facilities, a more variable operating cost structure, and limited ongoing capital needs to sustain operations. Additionally, since mini-mills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled mini-mill capacity has been constructed, and these mini-mills now compete with integrated producers in product areas that traditionally have not faced significant competition from mini-mills. These mini-mills compete with us primarily in the commodity flat rolled steel market. In addition, domestic mini-mills have increased the quality of their steel products in recent years, which has provided a competitive alternative to most of the steel products that we produce. In the long-term, mini-mills may also compete with us in producing value-added products.
We also face competition from domestic and foreign integrated producers. The increased competition in commodity product markets influence integrated producers to increase product offerings to compete with our custom products. Additionally, as the single largest steel consuming country in the western world, the U.S. has long been a focus of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil, and other large economies such as Russia and China have also recognized the U.S. as a target market.
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
Our sales force contacts existing and potential customers directly to promote our products and also collects field intelligence for the marketing group. Our marketing department analyzes the needs of our current customers and our product mix and identifies market opportunities. The marketing department also determines pricing, product mix, lead times and freight equalization, performs order entry and responds to requests for data from various trade organizations and governmental agencies. Our customer service personnel respond to price quotation requests and accept incoming orders from, and perform order entry and provide order status and shipping information to, our customers.
Our sales force consists of two distinct sales groups: our steel division and WCC, our corrugating division. Steel division products include, in ascending value-added order, hot rolled, cold rolled, galvanized steel products and tin mill products. Generally, there are improved margins within each category because selling prices increase and cost absorption is enhanced as steel is processed from hot rolled to cold rolled to galvanized. WCC is divided into three product groups, including construction products, agricultural products and specialty products. WCC’s product groups are generally higher value-added than those of our steel division.

Manufacturing Process
With the ramp-up of our EAF, along with the idling of one of our two blast furnaces, we have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill, producing liquid steel with both our EAF and our BOF.
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
In our integrated steel making process, iron ore pellets, coke, limestone and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through our BOF process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis.
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
Raw Materials
In 2004, we entered into a long-term supply agreement for scrap based on prevailing market prices, with an initial term expiring in April 2009. The agreement is designed to provide us with an adequate and reliable source of scrap for our EAF operations. The scrap supply agreement does not require us to make any minimum purchases, and we believe that we have access to alternative supplies of scrap, if necessary. Under the agreement, the supplier has constructed a scrap handling facility to enable it to provide us with the scrap contemplated by the agreement. The introduction of our EAF has increased our dependence on external scrap and scrap alternatives from approximately 25% of our steel melt in 2004 to approximately 62% of our steel melt in 2005.
We have long-term contracts to purchase our iron ore requirements. The iron ore price under our primary contract is based upon prevailing world market prices, which escalated significantly in 2005, less 3%. With our new EAF and a single blast furnace operation, we will consume approximately 1.7 million gross tons of iron ore pellets in our blast furnace annually.
We have long-term supply agreements with third parties to provide us with a substantial portion of the metallurgical coal to meet the requirements of MSC at specified contract prices, which are subject to adjustment at stated times during the term of the contracts. Several of these suppliers have reduced required shipments claiming force majeure prohibited shipments, which led to depleted coal inventory levels, substantially increased costs to purchase metallurgical coal from alternative sources and at times reduced production levels. MSC’s coking operations require a substantial amount of metallurgical coal. Through MSC, we currently produce substantially all of our coke requirements and burn the resultant by-product coke oven gas in downstream operations. In 2005, we and MSC consumed approximately 1.3 million tons of coking coal to produce approximately 850,000 tons of blast furnace coke.
Beginning in 2003 and continuing into 2005, coal, coke and scrap prices increased dramatically for purchases in the spot market. We are passing these costs through to our customers when possible.
Our operations require significant amounts of other raw materials, including limestone and natural gas. These raw materials are readily available and are purchased on the open market. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. However, the rapid economic expansion in China, among other factors, has affected the supply of steel in the U.S. and allowed price increases to offset higher raw material costs. Certain of our raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices. Natural gas prices have been volatile in the past, having increased 37% in 2005, 1% in 2004 and 62% in 2003, while declining 25% in 2002.
Energy
Many of our major facilities that use natural gas are equipped to use alternative fuels. During 2005, coal constituted approximately 68% of our total energy consumption, natural gas 24% and electricity 8%. We continually monitor our operations regarding potential equipment conversion and fuel substitution to reduce energy costs.
Backlog
Our backlog was 457,778 tons at December 31, 2005, as compared to 347,211 tons at December 31, 2004. Most orders related to the backlog at December 31, 2005 are expected to be shipped during the first quarter of 2006, subject to delays at customers’ requests. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow us to increase production runs, thereby enhancing production efficiencies.
Employees
At December 31, 2005, we had 3,257 employees of whom 2,550 were represented by the United Steelworkers of America (USW), 94 were represented by other unions, 585 were salaried employees and the remaining 28 were non-union operating employees. WPC, WPSC and the USW negotiated a new labor agreement, which became effective upon the date of reorganization and which expires on September 1, 2008. The labor agreement includes, among other things, provisions regarding wages, health care and pension benefits, profit sharing and employee security, and a retirement incentive program pursuant to which 650 hourly personnel accepted early retirement incentives in August 2003.
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
You are cautioned that these forward-looking statements are based on our current expectations and projections about future events, and are subject to various risks and uncertainties, some of which are beyond our control, that could cause actual results to differ materially from those projected in these forward-looking statements. In light of the risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. — “Risk Factors”.
Available Information
We maintain an Internet Website http://www.wpsc.com. We make available free of charge under the “Financial Reports” heading on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after providing such information electronically to the Securities and Exchange Commission (SEC). In addition, we also make available free of charge under the “Investor Relations” heading on our website, the Company’s audit committee, compensation committee, nominating/corporate governance committee, executive committee, safety committee and finance committee charters, as well as, the Company’s corporate governance guidelines, code of business conduct, whistleblower policy, and policy on trading of securities. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov, which contains reports, proxy information and information statements and other information regarding issuers like us, which file electronically with the SEC.

Item 1A. Risk Factors
If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed and the market price of our stock could be adversely affected. See the information under the caption “Cautionary Statement Concerning Forward-looking Statements” in Item 1 — “Business”.
We emerged from Chapter 11 bankruptcy reorganization in August 2003, incurred a current-period loss and have sustained losses in the past, and may not be able to achieve profitability on a consistent basis.
Because we emerged from bankruptcy on August 1, 2003, incurred a current-period loss and have incurred losses in the past, we cannot assure you that we will be able to achieve profitability on a consistent basis in the future. We have sought protection under Chapter 11 of the Bankruptcy Code twice since 1985, most recently in November 2000. We emerged from our more recent Chapter 11 bankruptcy reorganization as a new reporting entity on August 1, 2003. Prior to and during this reorganization, we incurred substantial net losses.
We reported a net loss of $39.0 million for the five months ended December 31, 2003 following our emergence from bankruptcy and a net loss of $34.0 million in 2005. If we cannot achieve profitability on a consistent basis, our liquidity may be adversely affected and threaten our ability to continue operations.
We may not be able to comply with our financial covenants, which may result in a default under our credit agreements.
We are subject to certain financial covenants contained in our credit agreements. Our term loan agreement requires us to maintain certain leverage, interest coverage and fixed charge coverage ratios. In March 2006, our term loan lenders and the Loan Board agreed to waive compliance with these ratios through the quarter ending June 30, 2007. Our amended and restated revolving credit facility and our recently amended term loan agreement require us to maintain at least $50 million of borrowing availability at all times under our revolving credit facility or to comply with a specified fixed charge coverage ratio if our borrowing availability under our revolving credit facility falls below $50.0 million at any point in time. Our ability to comply with these financial covenants will depend on our future financial performance, which will be subject to prevailing economic conditions and other factors beyond our control. Our failure to comply with these covenants would result in a default or an event of default, permitting the lenders to accelerate the maturity of our indebtedness under the credit agreements and to foreclose upon any collateral securing our indebtedness. Any default, event of default or acceleration of our indebtedness under our term loan would also result in the acceleration of substantially all of our other indebtedness pursuant to cross-default or cross-acceleration provisions.
On March 10, 2006, we reached an agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007.
In the event that additional modifications or waivers are necessary and these additional modifications and waivers are not obtained by us, and if we are unable to refinance our term loan, an event of default under the term loan agreement will occur and subsequently will constitute an event of default under the amended and restated revolving credit agreement. If the event of default results in acceleration of the term loan, we would be in default under substantially all of our other debt instruments. If the indebtedness under our term loan, the revolving credit facility and our other debt instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness.
Restrictive covenants in our debt instruments limit our flexibility and our ability to implement our business plan.
Our credit agreements contain restrictive financial and operating covenants, including, but not limited to, provisions that limit our ability to make capital expenditures, incur additional indebtedness, create liens, make investments, sell assets and enter into transaction with affiliates. In addition, our debt instruments may not provide us with sufficient flexibility to permit us to make all necessary capital expenditures and take other measures that we believe are necessary to run our business effectively and to achieve our business plan. If we are unable to make necessary capital expenditures as a result of these covenants, our competitive position could be adversely affected which could ultimately affect our financial performance.

Because we are significantly leveraged, we may not be able to implement our business plan, service our debt obligations or refinance our indebtedness.
We are significantly leveraged. Because we are significantly leveraged, it may be difficult for us to successfully implement our business plan and to generate sufficient amounts for necessary capital expenditures. In addition, we may not be able to meet our debt service obligations if we do not generate sufficient operating cash flow. As of December 31, 2005, our current assets totaled $329.8 million, including $166.6 million of inventory, and our current liabilities totaled $259.9 million. As of December 31, 2005, our total indebtedness was $332.8 million and total shareholders’ equity was $265.5 million. Based on our total indebtedness as of December 31, 2005, we expect that our total debt service obligations (including scheduled principal and interest payments) will approximate $54.7 million (assuming a blended interest rate of 6.8% per annum) in 2006 and that our debt service obligations related to variable interest rate debt will increase $1.0 million on an annual basis for each 1.0% increase in interest rates.
Our ability to meet our ongoing debt service obligations will depend on our ability to implement our business plan, including the successful completion of the ramp-up of our EAF, and a number of other factors, including factors beyond our control. We may not be able to generate sufficient operating cash flow to repay, when due or earlier if accelerated due to an event of default, the principal amounts outstanding under our credit facilities which have a final maturity as early as 2008 in the case of our term loan and 2009 in the case of our revolving credit facility. We expect that we will be required to refinance such amounts as they become due and payable; however, we may not be able to consummate such refinancing to repay our obligations or to secure a refinancing on terms satisfactory to us. If we are unable to refinance all or any significant portion of our indebtedness, we may be required to sell assets or equity interests in our company. However, we may not be able to sell assets or equity interests in an amount sufficient to repay our obligations or on terms satisfactory to us. Our leverage, together with the restrictions imposed by our credit agreements, may limit our ability to obtain additional financing and to take advantage of business opportunities that may arise. In addition, this leverage increases our vulnerability to adverse general economic and steel industry conditions.
Intense competition in the steel industry and substitute materials could adversely affect our profitability.
Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so in the future. We compete with domestic steel producers, steel processors, mini-mills and foreign importers. Mini-mills typically enjoy certain competitive advantages, such as more variable raw material costs that tend to rise and fall in tandem with steel selling prices, non-unionized work forces with lower employment costs and more flexible work rules, and lower ongoing maintenance and capital expenditure needs for construction and operation of their steel-making facilities. Additionally, the domestic mini-mills have increased the quality of their steel products in recent years, which has provided a competitive alternative to most of the steel products that we produce. Furthermore, many of our competitors have superior financial resources or more favorable cost structures, and we may be at a competitive disadvantage. In addition, it is also possible that competitive pressures resulting from the industry trend toward consolidation could adversely affect our growth and profit margins. Moreover, steel products may be replaced to a certain extent by other substitute materials, such as plastic, aluminum, graphite, composites, ceramics, glass, wood and concrete. Our competitors may be successful in capturing our market share, and we may be required to reduce selling prices in order to compete. Reduced selling prices could adversely impact our results of operations and, ultimately, our liquidity.
Increased imports from China or other countries could lower domestic steel prices and adversely affect our profitability.
We sell steel almost exclusively in the U.S. market. The domestic steel market is affected by factors influencing worldwide supply and demand, with excess global production generally seeking the most lucrative markets. In particular, the balance of supply and productive capacity in China may result in increased imports to the U.S. market. During several years prior to 2003, favorable conditions in the U.S. market compared to the global markets resulted in significant imports of steel and substantially reduced sales, margins and profitability of domestic steel producers, leading to imposition of import quotas and tariffs under Section 201 of the U.S. Trade Act of 1974, as amended. In 2004, the convergence of the weakened U.S. dollar, increased demand for steel and raw materials in China and other developing countries, and higher raw material and ocean freight costs, led to substantial increases in steel selling prices, even though the Section 201 tariffs were lifted in December 2003.
Although total and finished imports for 2005, as compared to 2004, decreased by approximately 11.3%, changes in the U.S. dollar exchange rate, a decrease in demand for foreign steel in China or certain other developing countries, improved domestic steel production in those countries, lower ocean freight costs and other factors could lead to increased imports in the future resulting in excess domestic steel capacity and lower prices for our products and may have an adverse affect on our revenue, profitability and cash flow.
We may be unsuccessful in the final ramp-up to full operation of our electric arc furnace, which would adversely affect our business prospects and competitive position in the industry.
Our business plan depends, in part, upon the successful completion of the ramp-up of our EAF and our transformation from a conventional integrated steel producer to a hybrid steel producer with characteristics of both an integrated producer and a mini-mill. Our inability to successfully manage the operation of our EAF could make it difficult to implement our long-term business strategy and could have an adverse effect on near-term financial performance.
Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and adversely affect our profitability.
Our operations depend heavily on various raw materials and energy resources, including iron ore, coal used in our coke plant joint venture, scrap, electricity, natural gas and certain other gases. The availability of raw materials and energy resources could decrease and their prices may be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Any disruption in the supply of our raw materials or energy resources may impair, at least temporarily, our ability to manufacture some of our products, or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or in part. Any increases in the prices for raw materials or energy resources may materially increase our costs and lower our earnings and adversely impact our cash flow and liquidity.
Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from some of these supply contracts because spot prices exceed contractually specified prices, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may be adversely affected.
We also rely on a limited number of suppliers for a substantial portion of our raw material needs, such as iron ore, scrap and metallurgical coal for our coke plant joint venture meeting our technical specifications. Any failure of these suppliers to meet our needs for any reason could have an adverse effect on our financial results and operating performance. During 2003, 2004 and 2005, we have experienced disruptions in the supply of coal from our two largest suppliers. This led to depleted coal inventory levels, which substantially increased costs to purchase metallurgical coal from alternative sources, adversely affecting our operating results. Additional disruptions would cause our coke plant joint venture to purchase additional coal on the spot market, which may increase our coke costs and adversely impact our financial condition, results of operations and liquidity.
We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand, or inability to pay, from this group could adversely affect our total revenue.
Although we have a large number of customers, sales to our two largest customers, our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 22.0% of our sales during 2005. Sales to our 10 largest customers, including to Wheeling-Nisshin and OCC, accounted for 40.3% of our net sales during 2005. We are likely to continue to depend upon a core group of customers for a material percentage of our net sales in the future. Our significant customers may not order steel products from us in the future or may reduce or delay the amount of steel products ordered. Any reduction or delay in orders could negatively impact our revenues. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the steel products provided, our results of operations would be adversely affected.
The cyclical nature of the industries we serve may cause significant fluctuations in the demand for our products and lead to periods of decreased demand.
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the appliance and construction industries. In addition, approximately 75% of our sales are made at prevailing market prices rather than long-term agreements, which we define as contracts exceeding three months. As a result, downturns in the U.S. or global economies or in any of the industries we support could adversely affect the demand for and selling prices of steel, which could have an adverse effect on our results of operations and cash flows.
We may not be able to sustain our level of total revenue or rate of revenue growth, if any, on a quarterly or annual basis. It is likely that, in some future quarters, our operating results may fall below our targets and the expectations of stock market analysts and investors. In such event, the trading price of our common stock could decline significantly.
We may not be able to implement our business plan because we may be unable to fund the substantial ongoing capital and maintenance expenditures that our operations require.
Our operations are capital intensive. We require capital for, among other purposes, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. Our business plan provides that capital expenditures for the three-year period ending December 31, 2008 will aggregate approximately $211.2 million. This amount includes $77.2 million for the refurbishment of the coke plant facility contributed to MSC ($60.0 million of which will be contributed to MSC by our joint venture partner), $5.7 million for cold mill improvements at our Allenport facility, expected to be completed in 2008 and $1.5 million for installation of hot strip mill automatic roll changers at our Mingo Junction facility, completed in February 2006. We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may be adversely impacted.
A significant interruption or casualty loss at any of our facilities could increase our production costs and reduce our sales and earnings.
Our steel making facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions. Any shutdown or interruption of a facility would reduce the production from that facility, which could substantially impair our business. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to the revenue losses, longer-term business disruption could result in a loss of customers. To the extent these events are not covered by insurance, our revenues, margins and cash flows may be adversely impacted by events of this type.
In December 2004, our steelmaking operations were adversely affected by an incident involving the collapse of ductwork at our basic oxygen furnace facility. Production from the basic oxygen furnace was curtailed for 12 days following the incident, resulting in the loss of approximately 10,000 tons of shipments in the fourth quarter of 2004, and approximately 85,000 tons of shipments in the first quarter of 2005, which resulted in a business interruption claim for an amount in excess of $40 million.
Our production costs may increase and we may not be able to sustain our sales and earnings if we fail to maintain satisfactory labor relations.
A majority of our hourly employees are covered by a collective bargaining agreement with the USW that expires on September 1, 2008. Of our total employees, approximately 81.9% are unionized, including 79.5% of which are members of the USW. Any potential strikes or work stoppages in the future, and the resulting adverse impact on our relationships with our customers, could have a material adverse effect on our business, financial condition or results of operations. Additionally, other steel producers may have or may be able to negotiate labor agreements that provide them with a competitive advantage. In addition, many mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.
Environmental compliance and remediation costs could decrease our net cash flow, reduce our results of operations and impair our financial condition.
Our business and our ownership of real property are subject to numerous Federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. We incur substantial capital expenditures and other costs to comply with these environmental laws and regulations, particularly the Federal Clean Air Act and the Federal Resource Conservation and Recovery Act, and future developments under these or other laws could result in substantially increased capital, operating and compliance costs. Additionally, future decisions to terminate operations at any of our facilities may result in facility closure and cleanup costs. In addition, if we are unable to comply with environmental regulations, we may incur fines or penalties or may be required to cease some operations.
We incurred $7.4 million for environmental capital expenditures during 2005. Additional operational costs of complying with environmental laws are included in costs of goods sold. In addition, environmental capital expenditures are expected to be approximately $17.5 million in the aggregate for the years 2006 through 2008. If any of these costs exceed our projections, our business, financial condition and results of operations could suffer materially.
We are involved in a number of environmental remediation projects relating to our facilities and operations, and may in the future become involved in more remediation projects. While we reserve for costs relating to such projects when the costs are probable and estimable, those reserves may need to be adjusted as new information becomes available, whether from third parties, new environmental laws or otherwise. Accrued environmental liabilities totaled $9.9 million as of December 31, 2005. In addition, we consider it reasonably possible that we could ultimately incur additional liabilities relative to our environmental exposures of up to $5.0 million.
Increases in our healthcare costs for active employees and future retirees may lower our earnings and negatively affect our competitive position in the industry.
We maintain defined benefit retiree healthcare plans covering all active union represented employees upon their retirement. We also provide medical benefits for qualified retired salaried employees until they reach the age of 65. Healthcare benefits for active employees and future retirees are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both the subject of various cost-sharing features. These benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Additionally, mini-mills, foreign competitors and many producers of products that compete with steel typically provide lesser benefits to their employees and retirees, and this difference in cost could adversely impact our competitive position. If our costs under our benefit programs for active employees and future retirees exceed our projections, our business, financial condition and results of operations could be materially adversely affected.
We may be subject to regulatory scrutiny and may sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation on an annual basis. Compliance with these requirements has been expensive and time-consuming. While we have complied with the regulatory requirements for the year ended December 31, 2005, no assurance can be given that we will do so in future years. If we fail to satisfactorily conclude this evaluation, or if our auditors cannot attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could adversely affect the trading price of our common stock.
You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.
As a result of the completion of our reorganization plan, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with Statement of Position (“SOP”) 90-7, as of July 31, 2003. Because SOP 90-7 required us to account for our assets and liabilities at their then-current fair values, our financial condition and results of operations after our reorganization are not comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements for periods prior to August 1, 2003. This may make it difficult to assess our future prospects based on historical performance.
Certain U.S. federal income tax considerations may increase the amount of taxes we pay which could adversely affect our liquidity and reduce profitability.
We believe that as a result of the issuance of our stock to certain debtors pursuant to our plan of reorganization, effective as of August 1, 2003, we underwent an “ownership change” for purposes of Section 382 of the Internal

Revenue Code of 1986, as amended (the “Code”). Generally, subject to certain exceptions, Section 382 of the Code does not limit the net operating loss (“NOL”) carryovers of a company that has an ownership change as a result of a Chapter 11 bankruptcy reorganization; however, if a company undergoes a subsequent ownership change within two years following the bankruptcy reorganization, the company loses the ability to use any NOL carryovers for all losses generated before the second ownership change. If we have undergone a second ownership change within two years after August 1, 2003, our ability to utilize our NOL carryovers, including losses incurred after August 1, 2003, will be completely eliminated. Based on information available to us, we do not believe that an ownership change occurred during this two-year period. Our NOL carryovers totaled approximately $325 million as of December 31, 2005. The elimination of our ability to use our NOL carryovers may increase the amount of taxes we pay in the future which could adversely affect our liquidity and our cash flow, and reduce profitability.
Further, even if we did not undergo an ownership change during the two-year period following August 1, 2003, any significant sale of securities could result in an ownership change for purposes of Section 382 of the Code, which will impose a limitation on the amount of NOL carryovers that we can use on an annual basis in future years, which may increase the amount of taxes we may pay in the future.
Future sales of our common stock by our existing stockholders could adversely affect the market price of our common stock.
Our common stock has a limited trading market and is held by a concentrated number of investors, including the Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (VEBA trust). As a result, sales of our common stock in the public market could adversely affect the market price of our common stock. Any increase in the selling volume of shares of our common stock, including sales by our significant shareholders, such as the VEBA trust or others, also may adversely affect the trading price of our common stock.
The market price of our common stock could be subject to wide price fluctuations in response to numerous factors, many of which are beyond our control. These factors, include, among other things, low trading volume of our common stock, quarterly variations of our financial results, the nature and content of our earnings releases and our competitors’ earnings releases, developments in the steel industry, including those impacting worldwide supply of, and demand for, steel products, such as governmental regulation and market conditions affecting the demand for steel in China, changes in financial estimates by securities analysts, business conditions in our market and the general state of the securities industry, governmental legislation and regulation, as well as general economic and market conditions. As a result, you could lose all or a part of your investment.
Item 1B. Unresolved Staff Comments
None.
Item 2. PROPERTIES
Primary Steel-producing Facility
We have one steel producing plant and various other finishing and fabricating facilities. Our primary steel-producing facility is an integrated steel producing facility located in Mingo Junction, Ohio. This facility includes one operating blast furnace, one EAF, one BOF with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 3.2 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. Our MSC joint venture owns coke batteries in Follansbee, West Virginia that produce substantially all of our coke requirements. A railroad bridge over the Ohio River owned by us connects our primary steel-producing facility to the MSC joint venture facility in West Virginia. A pipeline is maintained to transfer coke oven gas and steam from the MSC joint venture facility for use as fuel in our primary steel-making facility. Our primary steel-making facility produces hot rolled products, which are either sold to third parties or shipped to other of our facilities for further processing into value-added products.

Other Plants
The following table lists our other principal plants and the annual capacity of the major products produced at each facility:

	Capacity
Locations and Operations	Tons/Year	Major Product
Allenport, Pennsylvania: Continuous pickler, tandem mill, temper mill and annealing lines	1,120,000	Cold rolled sheets
Beech Bottom, West Virginia: Paint lines	308,000	Painted steel in coil form
Martins Ferry, Ohio: Temper mill, zinc coating lines	750,000	Hot-dipped galvanized sheets and coils
Yorkville, Ohio: Continuous pickler, tandem mill, temper mills and annealing lines	660,000	Blackplate and cold rolled sheets
All of the above facilities are currently owned by us and are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.
We also own or lease fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado; Palmetto, Florida; and Fallon, Nevada.
We maintain regional sales offices in Chicago, Illinois and Pittsburgh, Pennsylvania and our corporate headquarters is located in Wheeling, West Virginia.
All of our property and equipment are subject to liens granted pursuant to our plan of reorganization, as described in Item 7 of this annual report on Form 10-K — “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.
Item 3. LEGAL PROCEEDINGS
In addition to the items discussed below, we are defendants from time to time in routine lawsuits incidental to our business. We do not believe that any proceedings, individually or in the aggregate, will have a material adverse effect on us. See Item 7 of this annual report on Form 10-K — “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reorganization” for a discussion of our reorganization in bankruptcy effective August 1, 2003.
Breach of Contract
On April 27, 2005, the Company filed a lawsuit in the Brooke County, West Virginia Circuit Court against CWVEC, a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. The suit alleges that CWVEC breached its long-term coal supply agreement beginning in 2003 and continuing to the present, causing damage to WPSC, including, but not limited to, the increased cost of purchasing coal on the spot market at significantly higher prices than under its agreement with CWVEC. CWVEC initially objected to venue. In a separate action, on May 4, 2005, the Bankruptcy Court for the Northern District of Ohio issued a ruling, which interpreted such court’s prior 2002 order in our bankruptcy, which had approved our assumption and modification of the CWVEC coal supply agreement. In its May 4, 2005 ruling, the bankruptcy court held that under the terms of the court’s 2002 order and the contract, as amended, (1) we have the right to assign the coal supply agreement to the coke plant joint venture (described below), subject to finalization of the documentation and review by CWVEC, and (2) that CWVEC has no contractual right to terminate the coal supply agreement upon the transfer of the coke plant to the coke plant joint venture. CWVEC has appealed those rulings. In the Brooke County litigations, CWVEC also filed a counterclaim alleging that it will have the right to reduce shipments after the coke plant joint venture is consummated. On September 8, 2005, the Bankruptcy Court for the Northern District of Ohio issued an injunction order barring CWVEC from that counterclaim, agreeing with our position that such a claim should have been brought by CWVEC as a compulsory counterclaim in the earlier action which resulted in the May 4, 2005 decision, and, therefore, CWVEC was barred from raising it at a later date. CWVEC has appealed that ruling. CWVEC subsequently withdrew its objection to venue in the breach of contract case, and an order was issued returning the case to the state court in Brooke County where we initially filed the case, and where discovery is now underway. A trial date has been set for July 2006.
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
The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2005 could total $2.9 million, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2.3 million related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $0.4 million related to a July 1991 USEPA consent decree for water discharges to the Ohio River; (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility, and (d) $0.1 million related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to these apparent exceedances.
In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $0.5 million was spent on these activities in 2005, $1.4 million in 2004 and $0.6 million in 2003. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company estimates the cost of removal of the remaining contaminated sediments at $1.7 million, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.
The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved $4.7 million for such remediation measures.
The Company has also accrued $0.4 million related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by MSC.
In July 2005, an additional environmental liability was identified regarding the potential of oil in the subsurface from historical operations to migrate into waters of the Commonwealth of Pennsylvania. Consequently, a remediation plan was developed, and implementation of this plan commenced in fourth quarter of 2005. An estimated expenditure of about $0.2 million is expected to be made in the first quarter of 2006 to address this environmental liability.
Total accrued environmental liabilities amounted to $9.9 million and $13.4 million at December 31, 2005 and December 31, 2004, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of WPC’s security holders during the fourth quarter of 2005.

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Wheeling-Pittsburgh Corporation common stock is traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol ‘‘WPSC.’’
The following table presents, for the periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2005:
Fourth quarter	$16.70	$8.03
Third quarter	$20.82	$14.62
Second quarter	$33.10	$15.29
First quarter	$44.82	$29.42

Year ended December 31, 2004:
Fourth quarter	$41.86	$26.48
Third quarter	$31.31	$19.75
Second quarter	$22.85	$12.93
First quarter	$24.82	$18.56
As of February 28, 2006, we had 14,690,610 shares of common stock outstanding and 2,998 stockholders of record.
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
Adoption of Shareholder Rights Plan
On February 14, 2005, we adopted a shareholder rights plan primarily intended to help protect its tax net operating loss carryforwards. As part of the plan, we declared a dividend of one right for each share of common stock held of record as of March 2, 2005, payable on March 2, 2005. The rights may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of our common stock on terms not approved by our Board of Directors. Acquisitions of our common stock that would otherwise trigger the rights under the terms of the plan are permitted where the entire Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of our stockholders. In addition, the Board of Directors may redeem the rights, at its discretion, at a redemption price of $.01 per right at any time until the close of business on the earlier of (i) the10th day following the first day of any public announcement that a person has become an acquiring person under the terms of the rights plan or any earlier date on which the Board of Directors becomes aware of the existence of an acquiring person, or (ii) on the 10th business day after the date of commencement of a tender offer or exchange offer the consummation of which would result in any person or group becoming an acquiring person. The shareholder rights plan will expire on the earlier of the third anniversary date of the plan, or the date, if any, on which we first disclose in any filing with the Securities and Exchange Commission that our net operating loss carry forwards no longer exceed $50 million.

Item 6. SELECTED FINANCIAL DATA
The following selected historical consolidated financial data for the years ended December 31, 2005 and
December 31, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003 have been derived from our audited consolidated financial statements included in this report. Such financial statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, whose reports are included in this report. The financial data for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements that are not included in this report.
We elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements and results of operations for all prior periods have been adjusted to give effect to the fair-value-based measurement method of accounting for all share-based payment transactions.
We adopted fresh-start accounting effective as of July 31, 2003, at the time our plan of reorganization became effective. As a result of this change in accounting, our historical financial statements will not be comparable to our future financial statements and therefore have been separated by a black line.

	Reorganized Company			Predecessor Company
	(Dollars in thousands, except per share amounts)
			Five Months	Seven Months
	Year Ended		Ended	Ended	Year Ended
	December 31,		December 31,	July 31,	December 31,
	2005	2004	2003	2003	2002	2001
Consolidated Statement of Operations Data:
Net sales, including sales to affiliates of $343,546, $367,735, $101,501, $164,273, $258,681 and $204,537	$1,560,513	$1,405,794	$396,902	$570,439	$979,993	$835,640
Cost of sales, excluding depreciation, including cost of of sales to affiliates of $346,057, $324,813, $91,262, $143,840, $238,937 and $204,107	1,479,474	1,206,773	395,950	563,832	894,449	866,065
Depreciation and amoritization expense	33,984	33,433	10,473	39,889	74,194	72,551
Selling, general and administrative expense	71,552	67,620	23,671	29,906	46,993	47,173
Reorganization and professional fee expense	—	—	(35)	8,140	11,755	14,200

Operating income (loss)	(24,497)	97,968	(33,157)	(71,328)	(47,398)	(164,349)
Interest expense and other financing costs	(21,834)	(19,778)	(10,215)	(9,185)	(15,987)	(17,448)
Other income	11,843	17,520	4,350	3,228	4,567	351
Reorganization adjustments	—	—	—	400,075	1,262	9,249

Income (loss) before taxes	(34,488)	95,710	(39,022)	322,790	(57,556)	(172,197)
Tax provision (benefit)	(71)	33,479	15	(641)	11	17

Income (loss) before minoirty interest	(34,417)	62,231	(39,037)	323,431	(57,567)	(172,214)
Minority interest in loss of consolidated subsidiary	583	—	—	—	—	—

Net income (loss)	$(33,834)	$62,231	$(39,037)	$323,431	$(57,567)	$(172,214)

Earnings (loss) per share:
Basic	$(2.37)	$5.78	$(4.11)	*	*	*
Fully diluted	$(2.37)	$5.66	$(4.11)	*	*	*

Average basic shares outstanding (in thousands)	14,302	10,759	9,500	*	*	*
Average diluted shares outstanding (in thousands)	14,302	11,002	9,500	*	*	*

*	Prior to reorganization, WPC was a wholly-owned subsidiary of WHX Corporation.

	Reorganized Company			Predecessor Company
			(Dollars in thousands, except per share amounts)
			Five Months	Seven Months
	Year Ended		Ended	Ended	Year Ended
	December 31,		December 31,	July 31,	December 31,
	2005	2004	2003	2003	2002	2001
Consolidated Operating and Other Data:

Employment:
Employment costs	$271,962	$239,236	$94,651	$143,265	$248,829	$253,529
Average number of employees	3,306	3,280	3,299	3,621	3,796	3,701
Production and Shipments:
Production — tons	2,452,131	2,362,886	958,816	1,399,853	2,527,826	2,266,605
Shipments — tons	2,164,404	2,125,434	912,937	1,305,046	2,213,506	2,027,037
Average sales price per ton of steel shipped	$686	$661	$435	$437	$443	$412
Other:
Operating income (loss) per ton shipped	$(11)	$46	$(36)	$(55)	$(21)	$(81)

	Reorganized Company				Predecessor Company
	(Dollars in thousands)
				As of	As of
	As of December 31,			July 31,	December 31,
	2005	2004	2003	2003	2002	2001
Consolidated Balance Sheet
Data (end of period)
Cash, cash equivalents and short-term investments	$8,863	$31,198	$4,767	$7,382	$8,543	$7,586
Working capital (deficit)	69,922	153,190	7,765	47,100	(255)	(187)
Property, plant and	557,500	487,308	387,765	360,213	530,568	593,888
equipment, net
Total assets	1,020,248	955,486	868,886	878,769	959,116	990,865
Total debt, including capitalized leases and revolving credit facility	332,757	333,583	422,645	380,518	56,752	40,344
Liabilities subject to compromise	—	—	—	—	890,301	915,118
Stockholders’ equity (deficit)	265,504	290,605	104,613	142,500	(311,171)	(253,604)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth In Item 1 — Business — “Risk Factors” and elsewhere in this report.
OVERVIEW
We produce flat rolled steel products for steel service centers, converters, processors, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 64.4% of our shipments during 2005. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. We commissioned a new Consteel® electric arc furnace (EAF) on November 28, 2004 that, along with the de-commissioning of one of our two blast furnaces, transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 21.6% of our steel tonnage shipped during 2005. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC), which consumed 27.1% of our steel tonnage shipped during 2005, represented 22.0% of our net sales for 2005. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. On September 29, 2005, we entered into a third significant joint venture, Mountain State Carbon, LLC (MSC), which owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
Prior to August 1, 2003, WPC was a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, WPC and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy on August 1, 2003. For a detailed discussion of the reorganization, refer to Note 2 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.
Recent Developments
Background
We operate in the highly competitive global steel industry. Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions and expanding our participation in markets that allow for a higher margin. As a key strategy, we have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. We de-commissioned one of our two blast furnaces and commissioned our new EAF. We have also entered into our MSC coke joint venture and are rehabilitating the coke batteries, and continue to make efficiency and reliability improvements in our facilities. As a result, we believe that our ability to pursue our business strategy and other business opportunities in a changing global steel industry is enhanced.
During 2005, we realized an increase in the average selling price of steel products of $25 per ton as compared to 2004. However the cost to produce steel products sold during 2005 increased by $94 dollars per ton, as compared to 2004, which adversely affected our gross margin for the year. The increase in the cost to produce steel products during 2005 was principally due to significant increases in the cost of raw materials and fuels used in our steelmaking process. The adverse effect on gross margin for 2005 was partially offset by the gross margin realized from the sale of excess raw materials during the year.

Industry and Production
For over a decade, consolidation in the steel industry has been on-going in Europe, Japan and South America and North America, to a lesser degree. According to industry analysts, the greatest opportunities for consolidation lie in developing countries that dominate steel production, such as China, Brazil, India and Russia. Previously, steel industry consolidation was characterized by intraregional rationalization, such as the acquisitions of primarily bankrupt assets in North America. However, more recent activity has taken on global proportions. If successful, Mittal Steel’s recent hostile takeover bid for Arcelor could spur the emergence of a global steel superpower.
The steel industry is highly cyclical and highly competitive. Demand for our product is directly affected by demand for steel products in the United States and is indirectly affected by global demand for steel products. Our steel shipments for 2005 totaled 2,164,404 tons. Steel prices softened during 2005, with the average per ton selling price of hot-rolled steel decreasing from $599 per ton in December 2004 to $546 per ton in December 2005. Pricing in 2005 was volatile, with prices declining to a low point in August 2005, recovering somewhat by year-end.
Our steel production during 2005 totaled 2,452,131 tons of slabs. Both shipments and production during the first quarter of 2005 were adversely affected as a result of the basic oxygen furnace ductwork collapse, which occurred in December 2004.
Our new EAF produced 1,006,868 tons of liquid steel in 2005. The hot metal charging equipment for the EAF became operational during the second quarter of 2005. Throughout 2005, we, outside advisors and key equipment manufacturers, addressed performance issues associated with the EAF start-up. We had resolved most of these issues by late 2005. As a result, significant improvements in the EAF’s recent performance have occurred. Most notably, the number of EAF heats per day, which is a key indicator of the EAF performance, has resulted in an overall average of 15.6 heats per day in January 2006 (87% of capacity), as compared to 13.2 heats per day in the fourth quarter of 2005 (73% of capacity). The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials, in terms of cost, and provides us with a more flexible operating strategy.
We completed installation of hot strip mill automatic roll changers at our Mingo Junction facility in February 2006. The automatic roll changers are expected to increase our annual hot rolling capacity by up to 400,000 tons. This allows us to seek slab purchases or tolling arrangements with third parties to roll hot-rolled products.
Potential Insurance Recovery
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we received $9.5 million, net of the deductible, related to a property damage claim. We have also submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We are currently in discussions with the insurance adjuster. We received an initial payment on the claim of $5.4 million and reached agreement in February for receipt of an additional $7.3 million on the claim, of which $5.8 million had been received through March 10, 2006. Although we received an initial payment, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim.
Raw Materials, Coke Production and Coal Supply
Critical raw material inputs, principally iron ore, coal and natural gas, all reflected price increases during 2005. Iron ore was especially volatile, reflecting a price increase of approximately 70% in 2005. MSC supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs. However, our principal supplier of high volatile metallurgical coal alleged force majeure and failed to deliver metallurgical coal under the terms of our supply contract, which has and continues to adversely impact our cost of coal and operations. Deliveries have increased since the filing of a lawsuit in April 2005, but remain erratic.
Joint Venture
On September 29, 2005, WPSC and SNA Carbon, a wholly-owned subsidiary of SNA, entered into an Amended and Restated Limited Liability Company Agreement of MSC, a limited liability company formed to own and refurbish the coke plant facility contributed to it by WPSC and to produce and sell metallurgical coke to and for the benefit of both parties.

Upon formation of the joint venture, WPSC contributed net assets to the joint venture with an agreed-to fair value of $86.9 million and SNA Carbon contributed $50.0 million in cash to the joint venture. In return, WPSC and SNA Carbon each received a 50% voting interest in the joint venture and WPSC and SNA Carbon received a 72.22% and 27.78% non-voting economic interest in the joint venture, respectively. Through December 31, 2005, WPSC contributed $3.1 million in cash to the joint venture and SNA Carbon contributed $10.0 million in cash to the joint venture. At December 31, 2005, WPSC and SNA Carbon had a 66.67% and 33.33% non-voting economic interest in the joint venture, respectively.
Under terms of coke supply agreements between WPSC, SNA Carbon and the joint venture, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, as defined by the joint venture agreement, plus 5%. All coke produced during 2005 was sold to WPSC, which, in turn, sold 155,735 tons of coke to SNA Carbon under a separate coke supply agreement between WPSC and SNA Carbon. Approximately 66% and 34% of all coke produced during 2006 will be sold to WPSC and SNA Carbon, respectively. Approximately 50% of coke produced thereafter will be sold to WPSC and SNA Carbon, respectively. All coke oven gas and steam produced by the joint venture will be sold to WPSC at fair value and coke by-products will be sold to third parties. If the joint venture produces coke in excess of quantities needed by WPSC and SNA Carbon for their steel-making operations, excess coke production will be sold to third parties.
Credit Arrangements and Covenant Compliance
On March 10, 2006, we reached agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. In addition, our term loan amendment requires us to maintain minimum borrowing availability of at least $50 million under our revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in our revolving credit agreement.
In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment to be made on the same date on which the June 30, 2006 principal payment is due. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.
Reorganization
On November 16, 2000, the Company and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. We commenced Chapter 11 proceedings in order to restructure our outstanding debts and to improve our access to additional funding needed to continue operations. Throughout the Chapter 11 proceedings, we remained in possession of our properties and assets and continued to operate and manage our businesses with the then-existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.
As part of the Chapter 11 proceedings, the Company filed its original Joint Plan of Reorganization and three amendments reflecting the final negotiations with pre-petition note holders, pre-petition trade creditors and unionized employees. The Company’s plan of reorganization was confirmed on June 18, 2003 and became effective on August 1, 2003. The Company realized $558 million in cancellation of debt income as a result of the reorganization.
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

secured notes issued by WPSC, $20 million in new Series B secured notes issued by WPSC and 3,410,000 shares of new common stock of the Company, constituting 34.1% of the total shares of new common stock issued.

•	The Company cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.
•	The Company cancelled all shares of its common stock that existed prior to the implementation of the plan of reorganization, at which point it ceased to be a subsidiary of WHX Corporation.
•	WPSC entered into a new $250 million senior secured term loan facility, which is guaranteed for the most part by the Loan Board, the West Virginia Housing Development Fund, the Company and WP Steel Venture Corporation, a wholly-owned subsidiary of the Company. WPSC also entered into a new $225 million senior secured revolving credit facility, which is guaranteed by the Company and WP Steel Venture Corporation.
•	All of the obligations under the Company’s $195 million debtor-in-possession credit facility were satisfied in full and discharged.
•	The Company and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10 million capital contribution by WHX Corporation, the capitalization of approximately $40 million in debt owed by the Company to WHX Corporation, a $10 million unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation (PBGC), and the USW, with respect to the Company’s separation from WHX Corporation’s employee pension plan.
•	The Company and WPSC entered into an agreement with its unionized employees represented by the USW which modified the existing labor agreement to provide for, among other things, future pension arrangements with the USW and reductions in the Company’s employee-related costs.
•	The Company issued 4,000,000 shares of new common stock, constituting 40% of the total shares of new common stock issued, for the benefit of USW retirees in satisfaction of certain claims under its labor agreement and an additional 1,000,000 shares of its new common stock, constituting 10% of the total shares of new common stock issued, to or for the benefit of the Company’s salaried employees.
•	The Company issued 1,590,000 shares of new common stock, constituting 15.9% of the total shares of new common stock issued, to certain of its creditors in satisfaction of various unsecured claims, including claims relating to trade debt.
There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where the Company is seeking to recover monies. As of December 31, 2005, 32,014 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount the Company expects will not exceed $100 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, the Company is the plaintiff in a number of preference actions, where it is seeking to recover monies from creditors. The Company does not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

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
Pension Benefits
We maintain a supplemental defined benefit pension plan for all salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. Certain hourly employees who elected to retire under a job buyout program are also covered under this plan. Because benefits provided by this plan will be paid in the future over what could be many years, we estimate the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability under this plan are the discount rate and the expected return on plan assets.
The discount rate applied to our pension benefit obligation is based on high quality bond rates and the expected payout period of our pension benefit obligation. The discount rate used to measure our benefit obligation at December 31, 2005 was 5.50%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan. A 1% increase in the discount rate would decrease the pension benefit obligation by approximately $0.4 million and a 1% decrease in the discount rate would increase the pension benefit obligation by approximately $0.4 million. A 1% increase in the discount rate would increase periodic pension benefit costs by approximately $0.1 million annually and a 1% decrease in the discount rate would decrease periodic pension benefit costs by approximately $0.1 million annually.
We have assumed an expected return on plan assets of 8.5% at December 31, 2005. A 1% increase in the expected return on plan assets would decrease periodic pension benefit costs by approximately $0.1 million annually and a 1% decrease in the expected return on plan assets would increase periodic pension benefit costs by approximately $0.1 million annually.
Other Postretirement Benefits (OPEB)
The traditional medical and life insurance benefits that were provided to past hourly retirees were terminated effective October 1, 2003. Pursuant to our labor agreement, which we entered into in connection with our plan of reorganization, past retirees will receive medical and life insurance benefits under a VEBA trust. Future retirees under the labor agreement will be covered by a medical and life insurance program similar to that of active employees. All retirees and their surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage, which, in the case of those covered under the VEBA trust, are made directly to the trust. Because these benefits provided by us will be paid in the future over what could be many years, we estimate the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.
We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 10.0% in 2006. This rate is assumed to decrease gradually to an ultimate rate of 5.0% in 2012 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would increase the postretirement benefit obligation by approximately $1.8 million and a 1% decrease in the health care cost trend rate would decrease the postretirement benefit obligation by approximately $2.0 million. A 1% increase in the health care cost trend rate would increase periodic post-retirement benefit costs by approximately $0.2 million annually and a 1% decrease in the health care cost trend rate would decrease periodic post-retirement benefit costs by approximately $0.2 million annually.
The discount rate applied to our OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2005 was 5.75%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan, which does not include hourly employees who retired prior to October 1, 2003. A 1% increase in the discount rate would decrease the postretirement benefit obligation by approximately $10.3 million and a 1% decrease in the discount rate would increase the postretirement benefit obligation by approximately $8.8 million. A 1% increase in the discount rate would increase periodic post-retirement benefit costs by approximately $.5 million annually and a 1% decrease in the discount rate would decrease periodic post-retirement benefit costs by approximately $.5 million annually.
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
Deferred taxes
Full realization of net deferred tax assets is largely dependent on our ability to generate future taxable income and to substantially maintain our existing ownership. An ownership change, as defined in Section 382 of the Internal Revenue Code of 1986, occurring prior to August 1, 2005 could completely eliminate our ability to utilize net operating loss carryovers and an ownership change occurring after August 1, 2005 could impose annual limitations on utilization of our net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.
Environmental and legal contingencies
We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revise the amounts recorded in the period in which changes in estimate occur.
RESULTS OF OPERATIONS
We elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements and results of operations for all prior periods have been adjusted to give effect to the fair-value-based measurement method of accounting for all share-based payment transactions.
The consolidated financial statements from and after the effective date of our plan of reorganization August 1, 2003, are those of a new reporting entity (the Reorganized Company) and are not comparable to the pre-confirmation periods of the old reporting entity (the Predecessor Company).
Year ended December 31, 2005 versus year ended December 31, 2004 — Reorganized Company
Net sales for 2005 totaled $1,560.5 million as compared to net sales of $1,405.8 million for 2004. Net sales for 2005 included $75.8 million from the sale of excess raw materials. Net sales of steel products for 2005 totaled

$1,484.7 million on steel shipments of 2,164,404 tons, or $686 per ton. Net sales of steel products for 2004 totaled $1,405.8 million on steel shipments of 2,125,434 tons, or $661 per ton The increase in net sales resulted from an increase in the average selling price of steel products of $25 per ton, an increase in the volume of steel products sold and $75.8 million from the sale of excess raw materials.
Cost of sales for 2005 totaled $1,479.5 million as compared to cost of sales of $1,206.8 million for 2004. Cost of sales for 2005 included the cost of excess raw materials sold of $49.6 million and was reduced by a $4.4 million insurance settlement related to prior periods. Cost of sales for 2004 was reduced by a $2.8 million environmental settlement related to prior periods.
Cost of sales for steel products sold in 2005 totaled $1,434.3 million, or $663 per ton. Cost of sales for steel products sold in 2004 totaled $1,209.6 million, or $569 per ton. The increase in the cost of steel products sold of $224.7 million, or $94 per ton, resulted principally from an increase in the cost of raw materials and fuels used in our steelmaking process. The cost of iron ore, coal, scrap and natural gas all increased during 2005, with the price of iron ore, specifically, increasing 70% in 2005. In addition, during 2005 and 2004, we experienced disruptions in the supply of coal from our two largest suppliers. This led to depleted coal inventory levels, which substantially increased the cost of purchasing metallurgical coal from alternative sources and increased maintenance costs at MSC’s coke plant facility. The volume of scrap and electricity consumed during 2005 increased significantly due to our new electric arc furnace, which was placed in service late in 2004. Wage and salary costs increased during 2005 principally due to an 8% hourly wage increase in May 2005, a 3% hourly wage increase in September 2005 and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense for 2005 decreased by $21.8 million as compared to 2004.
Depreciation expense for 2005 totaled $34.0 million as compared to $33.4 million for 2004. Depreciation expense increased in 2005 principally as a result of depreciation expense on the electric arc furnace, which was placed in service late in 2004. Depreciation expense for 2004 also included a one-time adjustment of $2.6 million to reduce the carrying value of the blast furnace that was de-commissioned in 2005.
Selling, general and administrative expense for 2005 totaled $71.6 million as compared to $67.6 million for 2004. Selling, general and administrative expense increased in 2005 principally due to a 6% salaried wage increase in July 2005, offset by a $1.4 million decrease in profit sharing expense for 2005 as compared to 2004.
Interest expense for 2005 totaled $21.8 million as compared to $19.8 million for 2004. Average indebtedness outstanding during 2005 approximated $356.1 million as compared to $399.0 million for 2004 and the average rate of interest on all debt outstanding approximated 5.6% in 2005 as compared to 4.7% in 2004. Interest expense increased during 2005 principally as a result of an increase in the average rate of interest on debt outstanding during 2005 and a $1.1 million decrease in the amount of interest capitalized during 2005 as compared to 2004, offset by a decrease in the average debt outstanding during 2005 as compared to 2004.
Other income for 2005 totaled $11.8 million as compared to $17.5 million for 2004. Other income consists principally of equity earnings from affiliates, which decreased $5.3 million during 2005 as compared to 2004.
A benefit for income taxes of $0.1 million was provided during 2005 as compared to a provision for income taxes of $33.5 million for 2004. It is not more likely than not that the tax benefits associated with losses incurred during 2005 will result in a reduction of future income taxes payable. As a result, no income tax benefit was provided during 2005, other than $0.1 million resulting from the refund of income taxes applicable to prior years.
The minority interest in the loss of a consolidated subsidiary for 2005 totaled $0.6 million. This amount related to the MSC joint venture that was formed in September 2005.
A net loss of $33.8 million was incurred in 2005 as compared to net income of $62.2 million for 2004. Basic and diluted loss per share were $2.37 in 2005 as compared to basic earnings per share of $5.78 and diluted earnings per share of $5.66 in 2004.

Five months ended December 31, 2003 — Reorganized Company
Net sales for the five months ended December 31, 2003 totaled $396.9 million on shipments of steel products totaling 912,937 tons, or $435 per ton.
Cost of goods sold for the five months ended December 31, 2003 totaled $396.0 million, or $434 per. Cost of sales for the five months ended December 31, 2003 was impacted by increased raw material costs and fuel costs.
Depreciation expense totaled $10.5 million for the five-month period on average fixed assets of $379.5 million, after revaluation. Fixed assets were recorded at fair value as part of the plan of reorganization and the application of fresh start reporting.
Selling, administrative and general expense totaled $23.7 million for the five-month period.
Interest expense totaled $10.2 million for the five-month period. Long-term debt totaled $340.7 million and the revolving credit facility ranged from $36.9 million to $79.3 million. Interest expense also included amortization of capitalized finance costs.
Other income totaled $4.4 million for the five-month period and primarily reflected equity earnings of our joint ventures.
The net loss for the five-month period ended December 31, 2003 totaled $39.0 million, or a $4.11 loss per basic and diluted share.
Seven months ended July 31, 2003 — Predecessor Company
Net sales for the seven-month pre-reorganization period ended July 31, 2003 totaled $570.4 million on shipments of steel products totaling 1,305,046 tons, or $437 per ton.
Cost of sales for the seven months ended July 31, 2003 totaled $563.8 million, or $432 per ton.
Depreciation expense for the seven months ended July 31, 2003 totaled $39.9 million on average fixed assets, before revaluation, of $1,248.6 million.
Selling, administrative and general expense for the seven months ended July 31, 2003 totaled $29.9 million.
Reorganization and professional fee expense totaled $8.1 million for the seven months ended July 31, 2003. Non-recurring gains totaled $400.1 million for the period as a result of our emergence from bankruptcy as of August 1, 2003. The $557.5 million gain on discharge of debt reflected pre-petition liabilities in excess of distributions made pursuant to our plan of reorganization. The $152.7 million fair value adjustment primarily reflected the revaluation of fixed assets. Other reorganization entries amounted to a loss of $4.7 million.
Interest expense for the seven months ended July 31, 2003 totaled $9.2 million, which primarily reflected interest on the revolving credit facility.
Other income totaled $3.2 million for the seven months ended July 31, 2003 and primarily reflected equity earnings of our joint ventures.
The net income for the seven months ended July 31, 2003 totaled $323.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities
During 2005, we generated $11.6 million of cash flow from operating activities, consisting of $4.0 million from the net loss, adjusted for non-cash items, and $25.8 million from changes in working capital, offset by an $18.2 million change in non-current items. Working capital decreased principally due to an increase in accounts payable at December 31, 2005 as compared to 2004 and a decrease in accounts receivable at December 31, 2005 as compared to December 31, 2004 due to a lower level of shipments, resulting from planned production outages, and lower average selling prices in the month of December 2005. Non-current items decreased principally due to the payment in 2005 of certain employee benefit and other obligations that arose out of our bankruptcy proceedings.
During 2004, we generated $72.0 million in cash flow from operating activities, consisting of $148.2 million from net income, adjusted for non-cash items, offset by a $68.0 million increase in working capital and an $8.2 million change in non-current items.
During the five-months ended December 31, 2003, we used $35.3 million in cash flow from operating activities, consisting of $33.7 from the net loss, adjusted for non-cash items, and $7.8 million from changes in working capital, offset by a $6.2 million change in non-current items.
During the seven-months ended July 31, 2003, we generated $0.2 million in cash flow from operating activities, consisting of $48.2 million from changes in working capital, offset by $38.1 million from net income, adjusted for non-cash items and a $9.9 million change in non-current items.
Cash Flow from Investing Activities
During 2005, capital expenditures and changes in restricted cash used to fund capital expenditures, used $104.9 million in cash flow, offset by cash flow from other investing activities of $2.7 million.
During 2004, capital expenditures, net of changes in restricted cash used to fund capital expenditures, used $57.8 million in cash flow, offset by cash flow from other investing activities of $1.7 million.
During the five months ended December 31, 2003, capital expenditures, net of changes in restricted cash used to fund capital expenditures, used $12.9 million in cash flow, offset by cash flow from other investing activities of $0.3 million.
During the seven months ended July 31, 2003, capital expenditures used $2.9 million in cash flow, offset by cash flow from other investing activities of $0.8 million.
Cash Flow from Financing Activities
During 2005, the minority interest investment in our consolidated subsidiary provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $8.4 million in cash flow.
During 2004, net proceeds from the issuance of common stock provided $99.7 million in cash flow, offset a decrease in net borrowing, including book overdrafts, of $89.2 million.
During the five months ended December 31, 2003, net borrowing, including book overdrafts, provided $45.3 million in cash flow.
During the seven months ended July 31, 2003, net borrowing, including book overdrafts, provided $0.7 million in cash flow.
Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225 million revolving credit facility. At December 31, 2005, we had liquidity and capital resources of $146.5 million, consisting of cash and cash equivalents of $5.2 million (excluding joint venture cash of $3.6 million) and $141.3 million of availability under our revolving credit facility. As of December 31, 2005, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50 million. Accordingly, net borrowing availability noted above, reflects the $50 million borrowing availability reserve. At December 31, 2005, $17.3 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $16.4 million.
The amount outstanding under our revolving credit agreement increased significantly subsequent to December 31, 2005, primarily due to an estimated increase in working capital of approximately $83 million. Working capital, excluding revolver borrowings, increased as the result of an estimated increase in accounts receivable of $17 million, an estimated increase in inventory of $52 million, including $11 million in opportunistic raw material purchases, a $6 million mark-to-market adjustment related to our natural gas contracts, and an estimated decrease in accounts payable of $8 million. As a result, $113.1 million was outstanding under the revolving credit agreement and we had outstanding letters of credit of $16.5 million at February 28, 2006.
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
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement. The amendment and waiver provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $183 million in principal amount was outstanding as of December 31, 2005.
On September 29, 2005, we amended the existing term loan agreement. The amendment allows, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150 million to $225 million and the elimination of the requirement to maintain minimum availability of at least $25 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
On March 10, 2006, we reached agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. In addition, our term loan amendment requires us to maintain minimum borrowing availability of at least $50 million under our revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in our revolving credit agreement.
In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment to be made on the same date on which the June 30, 2006 principal payment is due. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 5.7% at December 31, 2005. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At December 31, 2005, the term loan balance was $218.6 million.
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
$225 Million Revolving Credit Facility
On July 8, 2005, the Company entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. The new credit facility amended and restated the Company’s $225 million revolving credit facility entered into in August 2003, which was scheduled to mature on August 1, 2006. The amended and restated revolving credit facility (i) extends the maturity date to July 8, 2009; (ii) provides for higher borrowing availability on certain collateral; and (iii) provides for lower borrowing rates and unused line fees, among other improvements.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 6.1% at December 31, 2005.
At December 31, 2005, $17.3 million was outstanding under the revolving credit facility, and we had $141.3 million of availability under the facility. As of December 31, 2005, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50 million under the facility.
$40 Million Series A Notes
On August 1, 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, WPC, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin and OCC to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2005, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. We have investments in three joint ventures, Wheeling-Nisshin, OCC and Feralloy-Wheeling Specialty Processing Co., which are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.
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
•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term expiring on August 1, 2008 and bears interest at a variable rate, which is reset annually and currently is approximately 7.3% per annum.
CONTRACTUAL COMMITMENTS
As of December 31, 2005, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)
				2007 to	2009 to
	Total		2006	2008	2010	Thereafter
Long-term debt (1)	$308.4		$30.4	$205.2	$23.9	$48.9
Capital leases (1)	7.1		1.0	1.5	1.5	3.1
Long-term operating leases (2)	22.1		3.4	6.4	5.0	7.3
Other long term liabilities:
Steelworker Pension Trust	28.7	(3)	11.1	17.6	—	—
OPEB	28.1	(4)	4.5	10.4	13.2	—
Coal miner retiree medical	3.8		0.2	0.3	0.3	3.0
Worker’s compensation	31.3	(5)	6.3	12.5	12.5	—
Special bonus payment	5.0	(6)	5.0	—	—	—
Purchase commitments:
Oxygen supply	99.5	(7)	8.2	18.4	21.6	51.3
Electricity	88.9	(8)	6.8	15.0	14.0	53.1
Coal	17.3	(9)	8.3	9.0	—	—
Coal	18.9	(10)	9.4	9.5	—	—
Capital commitments	49.8	(11)	49.8	—	—	—

Total	$708.8		$144.4	$305.7	$92.0	$166.7

1.	See Note 17 to Consolidated Financial Statement in Item 8 — Financial Statements and Supplementary Data.

2.	See Note 18 to Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data.

3.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

4.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2010.

5.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2005 and anticipates payment of approximately $6.25 million per year. No estimate has been made beyond 2010.

6.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy.

7.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.

8.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day, regardless of whether any tons are produced. At December 31, 2005, a maximum termination payment of $30.7 million would have been required to terminate the contract.
9.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $1.6 million. The term of the contract expires on December 31, 2007.

10.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton.

11.	Amounts reflect contractual commitments for capital expenditure as of December 31, 2005.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2006 through 2008 total approximately $211.2 million, and include, but are not limited to, the following capital expenditure projects:
•	$77.2 million toward completion of the refurbishment of the coke plant facility contributed to our new joint venture ($60 million of which will be contributed to the joint venture by our joint venture partner);
•	$5.7 million for cold mill improvements at our Allenport facility; and
•	$1.5 million for completion of the installation of hot strip mill automatic roll changers at our Mingo Junction facility.
For the year ended December 31, 2005, we spent $103.7 million on capital expenditures, of which $12.5 million was offset with withdrawals from existing restricted cash balances. Additionally, the minority interest investment in our consolidated subsidiary provided $60.0 million to offset capital expenditures made during year ended December 31, 2005.
VEBA TRUST AND PROFIT SHARING PLANS
Below are summaries of our contribution obligations to the VEBA trust and our two profit sharing plans, one for our USW-represented employees and the other for our salaried employees, excluding our officers. Our future obligations, if any, to the VEBA trust and these plans are subject to and based on the level of our profitability (as described below) for each completed quarter. In addition, we have discretion, to the extent provided by the terms of the agreement establishing the VEBA trust and the terms of the profit sharing plans, to satisfy some or all of our funding obligations with shares of our common stock or cash.
For the year ended December 31, 2005, we incurred an aggregate obligation to the VEBA trust and the profit sharing plans of $4.9 million. Of this amount $3.4 million was settled in WPC common stock in the second and third quarter of 2005 and $1.5 million was settled with pre-funded amounts.
VEBA Trust
In connection with our plan of reorganization and our collective bargaining agreement with the USW, we established a plan to provide health care and life insurance benefits to certain retirees and their dependents. The collective bargaining agreement also required us to create and make contributions to a trust to fund the payment of these retiree benefits. The VEBA trust is designed to constitute a tax-exempt voluntary employee beneficiary association under Section 501(c)(9) of the Internal Revenue Code. The agreement provides for contributions based on our profitability, payable within 45 days of the end of each fiscal quarter, under the following formula (collectively, the “Variable Contributions”):
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in common stock of WPC. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of December 31, 2005, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under (ii) of the Variable Contributions formula described above and $0.9 million in pre-funded cash is available to reduce future contributions due under (i) and (iii) of the Variable Contributions described above. The number of shares of WPC common stock creditable against contributions due under (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of WPC common stock for the 10 trading days immediately preceding the date the contribution is due.
In the event that we do not contribute a total of 400,000 shares of common stock to the VEBA trust under (ii) of the Variable Contribution formula described above by February 14, 2008, we are required to contribute 400,000 shares of our common stock to the VEBA trust, minus any shares of our common stock contributed prior to that date, no later than February 14, 2008.
“Operating cash flow,” for purposes of determining Variable Contributions, is defined as our earnings before interest and taxes, adjusted for certain amounts as set forth in the agreement with the USW (primarily unusual, extraordinary or non-recurring items).
During the year ended December 31, 2005, variable contributions of $4.7 million were incurred. Of this amount, $3.2 million was settled in WPC common stock in the second and third quarter of 2005 and $1.5 million was settled with pre-funded amounts.
Pursuant to a Stock Transfer Restriction and Voting Agreement, the trustee of the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. During each of the two years following August 1, 2005, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of directors of WPC.
Pursuant to a Registration Rights Agreement we entered into with the VEBA trust in 2003, the VEBA trust has the right to request that we register with the SEC for sale on a delayed or continuous basis certain shares of WPC common stock held by the VEBA trust. We will cooperate with the VEBA trustee to register shares eligible for sale, and possibly assist in the orderly marketing of such shares. Alternatively, without registration the VEBA trustee could sell a portion of such shares pursuant to SEC Rule 144.
Profit Sharing Plans
Pursuant to the collective bargaining agreement with the USW, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USW employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. We have the discretion to make future payments, if any, in cash or in WPC common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust under (iv) of the Variable Contribution formula described under “VEBA trust” above, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.
For the year ended December 31, 2005, a profit sharing obligation of $0.2 million was incurred, which was settled in WPC common stock in the second quarter of 2005.
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
For the year ended December 31, 2005, no profit sharing obligation was incurred.
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

Commodity Price Risk and Related Risks
We are exposed to market risk or price fluctuation related to the sale of steel products. Approximately 25% of our sales are made as contract business (agreements in excess of three months), with approximately 75% of sales being made at spot prices. We do not use derivative instruments to hedge market risk relative to changing steel prices.
Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. Our market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. We periodically enter into physical contracts for the advance purchase and delivery of natural gas in an effort to hedge against market fluctuations. Due to “mark to market” provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time. We do not use derivative instruments to hedge market risk relative to changing prices for raw materials.
Interest Rate Risk
The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At December 31, 2005, approximately 69% of the aggregate principal amount of our debt outstanding was at fixed rates with the balance outstanding under variable rates. Since our portfolio of debt is comprised of well more than 50% of fixed-rate instruments, the fair value of debt is only moderately sensitive to the effects of interest rate fluctuations. However, our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is somewhat sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $1.0 million.
Credit Risk
Counterparties expose our company to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
Our company has limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s financial statements from and after the effective date of the plan of reorganization August 1, 2003, are those of a new reporting entity (Reorganized Company) and are not comparable to the pre-confirmation periods of the old reporting entity (Predecessor Company). As a result, the independent registered public accounting firm prepared two reports, one for the financial statements of the Reorganized Company and one for the financial statements of the Predecessor Company.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.
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
We have completed integrated audits of Wheeling-Pittsburgh Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its consolidated financial statements for the period from August 1, 2003 to December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (Reorganized Company) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows and changes in stockholders’ equity for the years ended December 31, 2005 and 2004 and for the period from August 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Reorganized Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy court for the Northern District of Ohio confirmed the Reorganized Company’s Third Amended joint Plan of reorganization (the Plan) on June 18, 2003. Confirmation of the Plan resulted in the discharge of all claims against the Reorganized Company that arose before November 16, 2000 and substantially altered or terminated all rights and interest of equity security holders as provided for in the Plan. The Plan was substantially consummated on August 1, 2003 and the Reorganized Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Reorganized Company adopted fresh start accounting as of August 1, 2003.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Reorganized Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Reorganized Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Reorganized Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Pittsburgh, PA
March 10, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Wheeling-Pittsburgh Corporation:
In our opinion, the accompanying consolidated statements of operations, cash flows, and changes in stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of Wheeling-Pittsburgh Corporation and its subsidiaries (Predecessor Company) and their cash flows for the period from January 1, 2003 to July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2004

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Revenues
Net sales, including sales to affiliates of $343,546, $367,735, $101,501 and $164,273	$1,560,513	$1,405,794	$396,902	$570,439

Cost and expenses
Cost of sales, including cost of sales to affiliates of $346,057, $324,813, $91,262 and $143,840, excluding depreciation and amortization expense	1,479,474	1,206,773	395,950	563,832
Depreciation and amortization expense	33,984	33,433	10,473	39,889
Selling, general and administrative expense	71,552	67,620	23,671	29,906
Reorganization and professional fee expense	—	—	(35)	8,140

Total costs and expenses	1,585,010	1,307,826	430,059	641,767

Operating income (loss)	(24,497)	97,968	(33,157)	(71,328)

Interest expense and other financing costs	(21,834)	(19,778)	(10,215)	(9,185)
Other income	11,843	17,520	4,350	3,228
Reorganization income (expense):
Fair value adjustments	—	—	—	(152,708)
Gain on discharge of indebtedness	—	—	—	557,541
Other	—	—	—	(4,758)

Income (loss) before income taxes	(34,488)	95,710	(39,022)	322,790
Income tax provision (benefit)	(71)	33,479	15	(641)

Income (loss) before minority interest	(34,417)	62,231	(39,037)	323,431
Minority interest in loss of consolidated subsidiary	583	—	—	—

Net income (loss)	$(33,834)	$62,231	$(39,037)	$323,431

Earnings (loss) per share:
Basic	$(2.37)	$5.78	$(4.11)	*
Diluted	$(2.37)	$5.66	$(4.11)	*

Weighted average shares (in thousands):
Basic	14,302	10,759	9,500	*
Diluted	14,302	11,002	9,500	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,863	$31,198
Accounts receivables, less allowance for doubtful accounts of $2,594 and $2,697	132,643	144,509
Inventories	166,566	156,669
Prepaid expenses and deferred charges	21,732	29,953

Total current assets	329,804	362,329
Investment in and advances to affiliated companies	55,100	53,016
Property, plant and equipment, less accumulated depreciation of $75,977 and $42,536	557,500	487,308
Deferred income tax benefits	26,264	18,751
Restricted cash	13,691	12,502
Intangible assets, less accumulated amortization of $1,795 and $1,346	4,725	5,174
Deferred charges and other assets	33,164	16,406

Total assets	$1,020,248	$955,486

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $21,020 and $8,894	$117,821	$92,434
Short-term debt	17,300	—
Payroll and employee benefits payable	41,125	48,611
Accrued income and other taxes	11,735	10,073
Deferred income taxes payable	26,264	18,751
Accrued interest and other liabilities	5,757	7,843
Deferred revenue	8,523	—
Long-term debt due in one year	31,357	31,427

Total current liabilities	259,882	209,139
Long-term debt	284,100	302,156
Employee benefits	123,498	135,608
Other liabilities	13,030	17,978

Total liabilities	680,510	664,881

Minority interest in consolidated subsidiary	74,234	—

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 14,686,354 and 14,437,223 shares issued; 14,679,688 and 14,433,223 shares outstanding	147	144
Additional paid-in capital	276,097	267,327
Accumulated (deficit) earnings	(10,640)	23,194
Treasury stock, 6,666 and 4,000 shares, at cost	(100)	(60)

Total stockholders’ equity	265,504	290,605

Total liabilities and stockholders’ equity	$1,020,248	$955,486

The accompanying notes are an integral part of the financial statement.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Cash flows from operating activities
Net income (loss)	$(33,834)	$62,231	$(39,037)	$323,431
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	33,984	33,433	10,473	39,889
VEBA, profit sharing and other stock transactions	3,961	22,981	—	—
Other postretirement benefits	(786)	3,359	(4,608)	(1,565)
Deferred compensation and stock options	3,018	2,837	1,148	—
Interest paid-in-kind	1,803	2,384	—	—
Equity income of affiliated companies, net of dividends	(4,109)	(11,884)	(1,708)	184
Loss on disposition of assets	450	361	—
Deferred income taxes	—	32,505	—	—
Minority interest	(583)	—	—	—
Reorganization income and other	48	—	—	(400,075)
Changes in current assets and current liabilities:
Accounts receivable	11,866	(40,484)	8,391	17,944
Inventories	(9,897)	(9,774)	7,769	19,769
Other current assets	8,221	(18,370)	(5,012)	918
Accounts payable	13,261	14,118	(6,990)	9,900
Other current liabilities	2,367	(13,505)	(11,874)	(306)
Other assets and other liabilities, net	(18,213)	(8,167)	6,190	(9,902)

Net cash provided by (used in) operating activities	11,557	72,025	(35,258)	187

Cash flows from investing activities
Payments from affiliates	2,025	1,725	325	600
Capital expenditures	(103,710)	(132,442)	(37,828)	(2,866)
Restricted cash used to fund capital expenditures	(1,189)	74,636	24,862	—
Proceeds from sale of assets	625	28	—	201

Net cash used in investing activities	(102,249)	(56,053)	(12,641)	(2,065)

Cash flows from financing activities
Book overdraft	12,126	2,208	3,157	327
Net change in short-term debt	17,300	(79,251)	42,336	—
Short term debt (DIP facility) borrowings	—	—	—	1,724
Borrowing of long-term debt	—	3,000	(209)	(1,334)
Repayment of long-term debt	(21,069)	(15,195)	—	—
Minority interest investment in subsidiary	60,000	—	—	—
Issuance of common stock, net of issuance costs	—	99,697	—	—

Net cash provided by financing activities	68,357	10,459	45,284	717

Increase (decrease) in cash and cash equivalents	(22,335)	26,431	(2,615)	(1,161)
Cash and cash equivalents, beginning of period	31,198	4,767	7,382	8,543

Cash and cash equivalents, end of period	$8,863	$31,198	$4,767	$7,382

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

			Additional	Accumulated
	Preferred	Common	Paid-in	Earnings	Treasury
	Stock	Stock	Capital	(Deficit)	Stock	Total
Predecessor Company
Balance, December 31, 2002	$—	$—	$335,138	$(646,309)	$—	$(311,171)
Net income	—	—	—	323,431	—	323,431
Fresh start adjustment	—	—	(335,138)	322,878	—	(12,260)

Balance, July 31, 2003
(prior to issuance of stock at reorganization)	$—	$—	$—	$—	$—	$—

Reorganized Company
Issuance of stock upon reorganization, July 31, 2003 (prior to restricted stock award)	$—	$95	$142,405	$—	$—	$142,500
Shares issued for restricted stock award plan	—	5	(5)	—	—	—
Compensation expense recognized	—	—	1,042	—	—	1,042
Stock option grants	—	—	108	—	—	108
Net loss	—	—	—	(39,037)	—	(39,037)

Balance, December 31, 2003	—	100	143,550	(39,037)	—	104,613
Shares issued:
Public stock offering	—	37	99,660	—	—	99,697
Employee benefit plans	—	7	21,220	—	—	21,227
Restricted stock forfeiture	—	—	60	—	(60)	—
Compensation expense recognized	—	—	2,471	—	—	2,471
Stock option grants	—	—	366	—	—	366
Net income	—	—	—	62,231	—	62,231

Balance, December 31, 2004	—	144	267,327	23,194	(60)	290,605
Shares issued:
Employee benefit plans	—	3	5,712	—	—	5,715
Restricted stock	—	—	—	—	—	—
Restricted stock forfeiture	—	—	40	—	(40)	—
Compensation expense recognized	—	—	2,687	—	—	2,687
Stock option grants	—	—	331	—	—	331
Net loss	—	—	—	(33,834)	—	(33,834)

Balance, December 31, 2005	$—	$147	$276,097	$(10,640)	$(100)	$265,504

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share and per ton amounts)
1.	Summary of Significant Accounting Policies
Nature of Business
Wheeling-Pittsburgh Corporation (the Company) manufactures and sells hot rolled, cold rolled, galvanized, pre-painted and tin mill sheet products. The Company also manufactures fabricated steel products, including roll-formed corrugating roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.
Basis of Presentation
The Company emerged from bankruptcy effective August 1, 2003 (see Note 2), and applied fresh start reporting as of July 31, 2003 (see Note 3). As a result, amounts reported in the financial statements for the seven months ended July 31, 2003 relate to the Company prior to its reorganization and the application of fresh start reporting. Amounts for these periods are referred to as being applicable to the “Predecessor Company”. Amounts for periods subsequent to the reorganization of the Company are referred to as being applicable to the “Reorganized Company”. Due to the application of fresh start reporting as of July 31, 2003, amounts reported for the predecessor company and the reorganized company are not comparable and have been separated by a black line in the financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all companies more than 50% owned. The Company also evaluates the consolidation of entities under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) which requires the Company to evaluate whether an entity is a variable interest entity and whether the Company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46(R), the consolidated financial statements include the accounts of Mountain State Carbon, LLC, an entity in which the Company has a 50% voting interest.
All material inter-company accounts, balances and transactions have been eliminated. The Company uses the equity method of accounting to account for investments in unconsolidated companies more than 20% owned. Unrealized profits or losses on sales to unconsolidated companies accounted for using the equity method of accounting have been eliminated.
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
Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. At December 31, 2005 and 2004, approximately 94% and 99%, respectively, of all inventories were valued using the LIFO method.
Property, Plant and Equipment
Property, plant and equipment acquired subsequent to July 31, 2003 is recorded at cost. Property, plant and equipment acquired prior to August 1, 2003, was recorded at fair value as of August 1, 2003 as a result of the application of fresh start reporting. Depreciation is computed using the straight-line method based on estimated useful lives of 40 years for real property and estimated useful lives ranging from 3 to 30 years for machinery and equipment. Betterments and improvements are capitalized. Repairs and maintenance are expensed as incurred. Gains and losses from the sale of property, plant and equipment are recorded as cost of goods sold. Interest costs incurred to construct property, plant and equipment are capitalized.
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
The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Assets deemed to be impaired are written down to their fair market value using discounted future cash flows and, if available, comparable market values. Considering the Company’s integrated operations, asset impairment evaluations are generally performed on a group basis, which represents the lowest level of independent cash flows.
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
Goodwill was recorded as the result of the application of fresh start reporting upon the Company’s emergence from bankruptcy. Under provisions of Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, pre-confirmation net operating loss carryforwards or any benefit resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce recorded goodwill and then to reduce other intangible assets (see Note 15).
Intangible Assets
The carrying value of intangible assets with a finite useful life is reviewed for impairment when events or changes in circumstances indicate that the carrying value of the intangible assets may not be fully recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the intangible assets. If the carrying value of the intangible assets exceeds the undiscounted cash flows of the intangible assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the intangible assets over the fair value of the intangible assets. Fair value is estimated using a discounted cash flow model. The Company has no intangible assets with an indefinite useful life.
Deferred Financing Costs
Costs incurred to obtain, extend or amend debt obligations are capitalized and amortized over the term of the related obligation.

Pension and Other Postretirement Benefits
The Company maintains a defined benefit pension plan for all salaried employees employed as of January 31, 1998. The Company also maintains defined benefit retiree health care and life insurance plans that provide benefits for substantially all salaried employees and for hourly employees retiring after October 1, 2003. The net pension and other postretirement benefits obligations recorded and the related periodic benefit costs are based on, among other things, assumptions of discount rates, estimated returns on plan assets, salary increases, mortality rates and future health care medical trend rates. Actuarial techniques and assumptions are used to estimate these obligations and the related periodic benefit costs.
Asset Retirement Obligations
An asset retirement obligation associated with the retirement of long-lived assets is recognized when a liability is incurred and the fair value of the liability can be reasonably estimated. If fair value cannot be determined in the period in which the liability is incurred, a liability is recognized when a reasonable estimation of fair value can be made. Fair value is based on quoted market prices or the best information available in the circumstances. The Company may incur asset retirement obligations in the event of a permanent plant shutdown. However, as of December 31, 2005, the Company’s plant assets had indeterminate lives and a reasonable estimate of the fair value of associated asset retirement obligations could not be made.
Revenue Recognition
Revenue from the sale of products is recognized when title, ownership and risk of loss is transferred to the customer, which coincides with the time such products are shipped. Prepayments for products to be delivered in future periods are recorded as deferred revenue until shipment occurs and title, ownership and risk of loss passes to the customer. Shipping costs billed to customers are recorded as revenues.
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
Stock-based Payments
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)) in the first quarter of 2005 and accounts for all share-based payment transactions using a fair-value-based measurement method. The Company elected to apply this statement using the modified retrospective method (see Note 4). The Company previously accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic method.
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
Use of Estimates
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

Concentrations of Credit and Business Risk
The Company is exposed to credit risk in the event of nonpayment by customers, principally steel service centers, converters and processors and customers in the construction and container industries, substantially all of which are located in the United States. The Company mitigates its exposure to credit risk by performing on-going credit evaluations and obtaining security as appropriate.
During 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, the Company had sales to two customers, both affiliates, comprising 22.0%, 26.2%, 25.6% and 28.8 of total sales, respectively.
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
As part of the Chapter 11 proceedings, the Company filed its original Joint Plan of Reorganization and three amendments, reflecting the final negotiations with pre-petition note holders, pre-petition trade creditors and unionized employees. The Company’s plan of reorganization was confirmed on June 18, 2003 and became effective on August 1, 2003. The Company realized $557,541 in cancellation of debt income as a result of the reorganization.
The following is a summary of some of the significant transactions consummated on or about the effective date of the plan of reorganization:
•	The Company amended and restated its by-laws and filed a second amended and restated certificate of incorporation with the Delaware Secretary of State authorizing the issuance of up to an aggregate of 80 million shares of common stock, par value $0.01 per share, and 20 million shares of undesignated preferred stock, par value $0.001 per share.

•	The Company exchanged, on a pro rata basis, $275,000 in senior notes and $75,000 in term notes that existed prior to its bankruptcy filing for an aggregate of $20,000 in cash, $40,000 in new Series A secured notes issued by Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of the Company, $20,000 in new Series B secured notes issued by WPSC and 3,410,000 shares of new common stock of the Company, constituting 34.1% of the total shares of new common stock issued.

•	The Company cancelled its then-existing senior notes and related indenture and its then-existing term notes and the related term loan agreement.

•	The Company cancelled all shares of its common stock that existed prior to the implementation of the plan of reorganization, at which point it ceased to be a subsidiary of WHX Corporation.

•	WPSC entered into a new $250,000 senior secured term loan facility, which is guaranteed for the most part by the Emergency Steel Loan Guarantee Board, the West Virginia Housing Development Fund, the Company and WP Steel Venture Corporation, a wholly-owned subsidiary of the Company. WPSC also entered into a new $225,000 senior secured revolving credit facility, which is guaranteed by the Company and WP Steel Venture Corporation.

•	All of the obligations under the Company’s $195,000 debtor-in-possession credit facility were satisfied in full and discharged.

•	The Company and WPSC entered into an agreement with WHX Corporation providing for, among other things, a $10,000 capital contribution by WHX Corporation, the capitalization of approximately $40,000 in debt owed by the Company to WHX Corporation, a $10,000 unsecured loan from WHX Corporation and an agreement with WHX Corporation, the Pension Benefit Guaranty Corporation (PBGC), and the United Steelworkers of America (USW), with respect to the Company’s separation from WHX Corporation’s employee pension plan.

•	The Company and WPSC entered into an agreement with its unionized employees represented by the USW which modified the existing labor agreement to provide for, among other things, future pension arrangements with the USW and reductions in the Company’s employee-related costs.

•	The Company issued 4,000,000 shares of new common stock, constituting 40% of the total shares of new common stock issued, for the benefit of USW retirees in satisfaction of certain claims under its labor agreement and an additional 1,000,000 shares of its new common stock, constituting 10% of the total shares of new common stock issued, to or for the benefit of the Company’s salaried employees.

•	The Company issued 1,590,000 shares of new common stock, constituting 15.9% of the total shares of new common stock issued, to certain of its creditors in satisfaction of various unsecured claims, including claims relating to trade debt.
There are still several matters pending in the Bankruptcy Court, including the resolution of disputed unsecured and administrative claims and certain preference actions and other litigation where the Company is seeking to recover monies. As of December 31, 2005, 32,014 shares of common stock issued pursuant to the plan of reorganization were reserved for distribution to creditors pending resolution of certain disputed claims. If those claims are ultimately allowed in whole or in part by the Bankruptcy Court, the appropriate amount of stock will be distributed to those claimants; if the claims are disallowed, the stock will be distributed to other creditors of the same class, pro rata. To the extent that certain administrative and secured claims are allowed by the Bankruptcy Court, those claims will be paid in cash, in an amount the Company expects will not exceed $100 and for which there are sufficient reserves held by the distribution agent. If and to the extent those claims are allowed as pre-petition unsecured claims, then those creditors will receive stock, which has been reserved as described above. In addition, the Company is the plaintiff in a number of preference actions, where it is seeking to recover monies from creditors. The Company does not believe that any of these remaining bankruptcy proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

3.	Fresh Start Reporting
In accordance with SOP 90-7, the Company adopted the provisions of fresh start reporting as of July 31, 2003. In adopting the requirements of fresh start reporting, the Company made a determination of the enterprise value of the entity based upon various valuation methods, including discounted cash flow methodologies, analysis of comparable steel companies, and other applicable ratios and economic industry information relevant to the operations of the Company. The estimated total equity value of the reorganized company aggregating $150,000 was determined after taking into account the values of the obligations assumed in connection with the Joint Plan of Reorganization.
The following reconciliation of the Predecessor Company’s consolidated balance sheet as of July 31, 2003 to that of the Reorganized Company as of July 31, 2003 was prepared with the adjustments that give effect to the reorganization and fresh start reporting.
The adjustments entitled “Reorganization Adjustments” reflect the consummation of the Joint Plan of Reorganization, including the elimination of existing liabilities subject to compromise, and consolidated shareholders’ deficit, and to reflect the aforementioned $150,000 equity value.
The adjustments entitled “Fresh Start Adjustments” reflect the adoption of fresh start reporting, including the adjustments to record property and equipment at its fair value.

	Pre-				Post-
	Reorganization	Reorganization		Fresh Start	Reorganization
	July 31, 2003	Adjustments		Adjustments	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,382	$—		$—	$7,382
Accounts receivable,less allowance for doubtful accounts of $1,916	112,649	(233)		—	112,416
Inventories	164,322	—		(9,658)	154,664
Prepaid expenses and deferred charges	6,559	12		—	6,571

Total current assets	290,912	(221)		(9,658)	281,033
Investment in affiliated companies	59,982			(19,505)	40,477
Property, plant and equipment, less accumulated depreciation	493,514			(133,301)	360,213
Deferred income tax benefits	27,342	(3,860)	[b]	—	23,482
Restricted cash	—	112,000	[a]	—	112,000
Goodwill	—	30,000	[g]	—	30,000
Deferred charges and other assets	8,964	12,844	[g]	9,756	31,564

Total assets	$880,714	$150,763		$(152,708)	$878,769

	Pre-					Post-
	Reorganization	Reorganization		Fresh Start		Reorganization
	July 31, 2003	Adjustments		Adjustments		July 31, 2003
Liabilities
Current liabilities:
Accounts payable	$81,275	$(1,334)	[a]	$—		$79,941
Short-term debt	137,214	(100,299)	[a]	—		36,915
Payroll and employee benefits	35,118	32,795	[c]	—		67,913
Accrued income and other taxes	10,054	1,200	[a],[c]	—		11,254
Deferred income taxes	27,342	(3,860)	[a],[c]	—		23,482
Accrued interest and other	8,026	2,647	[a],[c]	—		10,673
Long-term debt due in one year	43,433	(39,678)	[a],[c],[f]	—		3,755

Total current liabilities	342,462	(108,529)		—		233,933
Long-term debt	11,985	327,863	[a],[c]	—		339,848
Other employee benefits	17,317	124,981	[c]	—		142,298
Other liabilities	17,150	3,040	[a],[c]	—		20,190
Liabilities subject to compromise	879,455	(879,455)	[c]	—		—

Total liabilities	1,268,369	(532,100)		—		736,269

Stockholders’ equity (deficit)
Common stock — $.01 par value; 10 million shares issued and outstanding	—	100	[c]	—		100
Additional paid-in capital	335,138	149,900	[c],[g]	(335,138)	[d]	149,900
Deferred compensation	—	(7,500)	[e]	—		(7,500)
Accumulated earnings (deficit)	(722,793)	540,363	[b],[c],[f]	182,430	[d]	—

Total stockholders’ equity (deficit)	(387,655)	682,863		(152,708)		142,500

Total liabilities and stockholders’ equity	$880,714	$150,763		$(152,708)		$878,769

     Footnotes:

[a]	Reflects the borrowing of the $250,000 term loan proceeds and amounts under the post-petition revolver and the payments necessary to effect the Plan of Reorganization, such as the repayment of DIP facilities, cash distributions to creditors and the payment of fees and expenses associated with the exit financing.

[b]	Reflects the impact on retained earnings of reorganization expenses net of tax benefit.

[c]	Reflects the settlement of liabilities subject to compromise, including the distribution of cash, notes and equity to the pre-petition creditors, the assumption of OPEB and other pre-petition liabilities (capital leases, employee benefits, taxes) and the cancellation of debt income.

[d]	Reflects the adjustments to reflect “Fresh Start” reporting. These entries include the write-down of inventories, property, plant and equipment and joint venture interests to their appraised values, elimination of accumulated deficits and additional paid-in capital.

[e]	Reflects restricted stock awards for the distribution of employee equity into trust.

[f]	Reflects the cancellation of debt as a result of WHX Corporation forgiving its portion of the DIP term loan.

[g]	Reflects the pre-funding of VEBA obligations with 4,000,000 shares of the Company’s common stock, an intangible asset related to joint venture supply agreements and goodwill.
4.	Change in Accounting Method
The Company elected to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)) in the first quarter of 2005 and elected to apply this statement using the modified retrospective method. As a result, financial statements for all prior periods have been adjusted to give effect to the fair-value-based measurement method of accounting for all share-based payment transactions. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods.

The effect of adopting this statement and applying this statement using the modified retrospective method is as follows:

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Income (loss) from continuing operations, before adjustment	$(33,503)	$62,467	$(38,930)	$323,431
Effect of adopting fair-value method of accounting for share-based payments	(331)	(363)	(107)	—

Income (loss) from continuing operations, as adjusted	(33,834)	62,104	(39,037)	323,431
Effect of adoption on benefit for income taxes	—	127	—	—

Net income (loss), as adjusted	$(33,834)	$62,231	$(39,037)	$323,431

Earnings (loss) per share:
Basic, before adjustment	$(2.34)	$5.81	$(4.10)		*
Effect of adoption	$(0.03)	$(0.03)	$(0.01)		*
Basic, as adjusted	$(2.37)	$5.78	$(4.11)		*

Diluted, before adjustment	$(2.34)	$5.68	$(4.10)		*
Effect of adoption	$(0.03)	$(0.02)	$(0.01)		*
Diluted, as adjusted	$(2.37)	$5.66	$(4.11)		*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)
Amounts previously reported as deferred compensation in stockholders’ equity were reclassified to additional paid-in capital. The retrospective application of SFAS No. 123(R) had no effect on cash flow from operating, investing or financing activities. See Note 8 for additional disclosure regarding share-based payments.
5.	Segments, Geographic Area and Major Customers
The Company is engaged in one line of business and operates in one business segment, the production, processing, fabrication and sale of steel and steel products. The Company has a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.
During 2005 and 2004, the Company had sales to one customer, an affiliate, that approximated 13.9% and 17.5% of revenue, respectively. For the five months ended December 31, 2003 and the seven months ended July 31, 2003, the Company had sales to one customer, an affiliate, that approximated 15.5% and 16.8% of revenue, respectively, and had sales to another customer, an affiliate, that approximated 10.0% and 12.0% of revenue, respectively
6.	Transactions with Affiliates and Related Parties
The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $216,697, $246,679, $61,684 and $96,036 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $5,000, $2,500 and $2,500 during 2005, 2004 and the seven months ended July 31, 2003, respectively. At December 31, 2005 and 2004, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $3,439 and $1,618, respectively, and had accounts payable to Wheeling-Nisshin of $726 and $2,500, respectively.
The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $126,849, $121,056, $39,817 and $68,237 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively. Sales to OCC are made at prevailing market prices. At December 31, 2005 and 2004, the Company had accounts receivable due from OCC of $8,852 and $9,734, respectively and had accounts payable to OCC of $896 at December 31, 2004. At December 31, 2005 and 2004, the Company has a loan receivable due from OCC of $7,700 and $9,725, respectively, which bears interest at a variable rate, which averaged 6.25% during 2005. The Company recorded interest income on the loan receivable of $539, $546, $253 and $354 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively, and received payments on the loan of $2,025, $1,725, $325 and $600 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively.
The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During 2005, 2004 and the seven months ended July 31, 2003, the Company received dividends from Feralloy of $294, $293 and $228, respectively.
The Company sells steel products to Pittsburgh Canfield Corporation (PCC), a wholly-owned subsidiary of WHX at prevailing market prices. The Company was a wholly-owned subsidiary of WHX through July 31, 2003 and had sales of $8,853 to PCC during the seven months ended July 31, 2003.
7.	Insurance Recovery
On December 20, 2005, the Company received a sworn statement in proof of loss from its insurance carriers agreeing to pay the Company $5,360 in partial settlement of a business interruption insurance claim relating to insurable event that occurred in December 2004. The Company received $4,556 and $804 of this amount in January and February of 2006, respectively. The insurance recovery was reflected as a reduction of cost of goods sold in the statement of operations for the year ended December 31, 2005.
8.	Share-Based Payments
The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. All of these grants vest in increments of one-third of the total grant to each individual pro rata over three years, two-thirds of which have vested and one-third of which will vest two business days after the earnings release for the second quarter of 2006. In March 2005, the Company granted an additional 10,500 restricted shares of its common stock under a management incentive plan to selected employees, all of which vest two business days after the earnings release for the second quarter of 2006. A summary of activity under these plans as of December 31, 2005 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2004	330,667	$15.00
Restricted stock granted	10,500	$39.01
Restricted stock forfeited	(2,666)	$15.00
Restricted stock vested	(164,001)	$15.00

Balance, December 31, 2005	174,500	$16.44

Compensation expense under these plans is measured as being equal to the fair value of the common stock issued on the grant date, amortized over the vesting period for each grant. Compensation expense related to these plans amounted to $2,687, $2,471 and $1,042 for 2005, 2004 and the five months ended December 31, 2003, respectively. At December 31, 2005, deferred compensation expense relative to non-vested restricted stock amounted to $1,609. This amount will be amortized to expense ratably through August 2006. The total fair value of shares vested during 2005 and 2004 was $3,088 and $4,943, respectively. No shares vested under this plan prior to 2004. No shares granted under the plan are subject to retirement eligible provisions.
The Company maintains a stock option plan for non-employee directors of the Company pursuant to which it granted stock options for 25,389, 19,215 and 17,793 shares of its common stock of the Company during 2005, 2004 and the five months ended December 31, 2003, respectively, at a weighted average price of $16.65, $21.99 and $6.95 per share, respectively. The options are granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. A summary of activity under this plan as of December 31, 2005 and changes during the year then ended is as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2004	37,008	$14.76	$37
Granted	25,389	16.65	—
Exercised	—	—	—
Expired	—	—	—

Outstanding, December 31, 2005	62,397	$15.53	$37

Exercisable, December 31, 2005	62,397	$15.53	$37

Compensation expense under this plan is measured based on the estimated fair value of the stock options granted on the grant date. The fair value of each option was estimated on the grant date using the Black-Scholes pricing model using the following assumptions:

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Average risk-free interest rate	4.38%	3.41%	4.22%	—
Expected dividend yield	0%	0%	0%	—
Expected volatility	83.32%	88.27%	85.07%	—
Expected life (years)	10	10	10	—
The weighted average fair value per option granted was $13.04, $19.05 and $6.07 for 2005, 2004 and the five months ended December 31, 2003, respectively. No stock options were exercised during 2005, 2004 and the five months ended December 31, 2003. The Company recorded compensation expense relative to stock options of $331, $366 and $108 during 2005, 2004 and the five months ended December 31, 2003, respectively.
The Company issued 500,000 shares of restricted stock under its non-vested restricted stock plan. No further shares are available for issuance under this plan. The Company has authorized 1,000,000 shares of common stock for issuance under its management incentive plan and its stock option plan. At December 31, 2005, 10,500 shares of common stock have been issued under the management incentive plan and options to acquire 62,397 shares of common stock were outstanding.

9. Interest Expense and Other Financing Costs

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Interest incurred	$19,729	$18,933	$8,744	$7,660
Less interest capitalized	(2,946)	(4,050)	(243)	(838)

Net interest	16,783	14,883	8,501	6,822
Amortization of deferred financing costs	5,051	4,895	1,714	2,363

Interest expense and other financing costs	$21,834	$19,778	$10,215	$9,185

10. Other Income

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Equity income in affiliates	$9,403	$14,677	$2,705	$2,544
Interest and investment income	914	1,226	638	360
Other	1,526	1,617	1,007	324

Total	$11,843	$17,520	$4,350	$3,228

11.	Earnings (Loss) Per Share

For the years ended December 31, 2005 and 2004 and for the five months ended December 31, 2003, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share is as follows:

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Income (loss) available to common shareholders	$(33,834)	$62,231	$(39,037)	$323,431

Weighed-average basic shares outstanding	14,302	10,759	9,500	*
Dilutive effect of:
Stock options	—	15	—	*
Non-vested restricted common stock	—	228	—	*

Weighed-average diluted shares outstanding	14,302	11,002	9,500	*

Basic earnings (loss) per share	$(2.37)	$5.78	$(4.11)	*
Diluted earnings (loss) per share	$(2.37)	$5.66	$(4.11)	*

*	Prior to reorganization, the Company was a wholly-owned subsidiary of WHX Corporation (see Note 2)
For the year ended December 31, 2005 and for the five months ended December 31, 2003, stock options for 62,397 and 17,793 shares of common stock at a weighted average price of $15.53 and $6.95, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2005 and for the five months ended December 31, 2003, 341,167 and 500,000 shares of non-vested restricted common stock, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
12. Inventories

	December 31,
	2005	2004
Raw materials	$49,193	$46,070
In-process	155,860	128,114
Finished products	28,870	23,662
Other materials and supplies	152	307

Total current cost	234,075	198,153
Excess of current cost over carrying value	(67,509)	(41,484)

Total carrying value	$166,566	$156,669

During 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $5,170, $2,139 and $2,437 in 2005, 2004 and for the seven months ended July 31, 2003, respectively, and to decrease income by $237 for the five months ended December 31, 2003.

13.	Investment in and Advances to Affiliates

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, 50% of the outstanding common stock of OCC and 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co., all of which are accounted for using the equity method of accounting. The carrying value of the Company’s investment in affiliates was $47,400 and $43,291at December 31, 2005 and 2004, respectively.

As a result of the application of fresh start reporting, the Company restated its investment in affiliates to fair value as July 31, 2003. At December 31, 2005, the Company’s interest in the net assets of its affiliates accounted for using the equity method of accounting amounted to $62,862, which exceeded the carrying value of the Company’s investment in affiliates by $15,462. This amount is being amortized to income over a 10-year period, which represents the estimated remaining useful life of the long-lived assets of the affiliates as of July 31, 2003.

The Company has a loan receivable due from OCC, which bears interest at a variable rate, which averaged 6.25% during 2005. The loan receivable due from OCC was $7,700 and $9,725 at December 31, 2005 and 2004, respectively.
14. Property, Plant and Equipment

	December 31,
	2005	2004
Land and mineral properties	$8,608	$8,640
Buildings	21,717	21,627
Machinery and equipment	458,158	438,201
Construction in progress	144,994	61,376

Total	633,477	529,844
Less accumulated depreciation and amortization	(75,977)	(42,536)

Net	$557,500	$487,308

Property, plant and equipment includes gross assets acquired under capital leases of $2,920 and $1,828 at December 31, 2005 and 2004. Related amortization included in accumulated depreciation and amortization was $158 and $122 at December 31, 2005 and 2004, respectively. Amortization of assets under capital leases is included in depreciation expense.
At December 31, 2005, the net book value of idle equipment included in property, plant and equipment was
$2,000, representing the net book value of a blast furnace that was permanently idled in May 2005.
15.	Intangible Assets and Goodwill

Intangible assets represents the estimated fair value of steel supply contracts with Wheeling-Nisshin and OCC, which were recorded as a result of the application of fresh start reporting as of July 31, 2003. These intangible assets are being amortized over the term of the steel supply contracts, one of which expires in 2012 and the other in 2013, using the straight-line method. No residual value has been assigned to these contracts. The Company recorded amortization expense of $449, $923 and $423 in 2005, 2004 and for the five months ended December 31, 2003, respectively. Amortization expense of approximately $624 will be recorded in each of the next five years unless the intangible asset is reduced as the result of the recognition of pre-confirmation tax benefits realized before that time. Changes in the intangible asset as a result of pre-confirmation tax benefits affect amortization expense on a prospective basis.

The application of fresh start reporting resulted in an amount being allocated to reorganization value in excess of amounts allocated to identifiable assets, which was reflected in the financial statements as goodwill. Under the provisions of SOP 90-7 and FASB 109, either pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill and then to reduce other intangible assets, and finally as a credit to equity. During 2004, goodwill was reduced by $30,000 and other intangible assets were reduced by $2,979, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and deferred tax assets for which there had been a full valuation allowance.
16.	Short-Term Debt

On July 8, 2005, the Company entered into an amended and restated $225,000 revolving credit agreement, which matures on July 8, 2009. The new credit agreement amended and restated the Company’s $225,000 revolving credit agreement entered into in August 2003, which was scheduled to mature on August 1, 2006. At December 31, 2005, $17,300 was outstanding under the agreement. No amounts were outstanding under the agreement at December 31, 2004.

The amended and restated revolving credit agreement requires the Company to maintain minimum borrowing availability of $50,000 at all times or to comply with a minimum fixed charge coverage ratio if borrowing availability under the agreement falls below $50,000 at any point in time. The Company is restricted from paying any cash dividends under the terms of the agreement.

Borrowing availability under the agreement is based on eligible accounts receivable and inventory amounts, as defined by the agreement. Borrowing availability is reduced by amounts outstanding under the agreement and by outstanding letters of credit. At December 31, 2005, net borrowing availability under the agreement amounted to $141,263, net of the $50 million minimum borrowing availability requirement. Interest on borrowings under the agreement is payable monthly and is calculated based on LIBOR or the prime rate using spreads based on borrowing availability, as defined by the agreement. The average rate of interest on amounts outstanding under the agreement during 2005, 2004 and the five months ended December 31, 2003 approximated 6.3%, 4.9% and 5.0%, respectively. Amounts outstanding under the agreement are collateralized by a first lien on accounts receivable and inventory and a third lien on other tangible and intangible assets and investments in affiliates.

Due to certain mandatory lock-box requirements and other provisions under the facility, the revolving credit facility has been classified as a short-term obligation in accordance with the provisions of EITF 95-22.

17.	Long-Term Debt

	December 31,
	2005	2004
Senior secured term loan	$218,650	$237,500
Series A secured notes	41,681	41,681
Series B secured notes	22,661	21,499
Unsecured 6% note	11,171	10,530
West Virginia Department of Development	6,539	6,539
Ohio Department of Development	3,985	4,985
Industrial revenue bonds (capital leases)	6,190	6,910
Other, including a capital lease	4,580	3,939

Total	315,457	333,583
Less amount due in one year	31,357	31,427

Long-term debt due after one year	$284,100	$302,156

Assuming repayment of the senior secured term loan in 2008 and without consideration of future prepayments that may be required based on excess cash flow calculations under certain debt obligations, long-term debt matures as follows:

2006	$31,357
2007	30,119
2008	176,577
2009	1,501
2010	23,906
After 2010	51,997

Total	$315,457

$250,000 term loan agreement
On August 1, 2003, WPSC entered into a $250,000 senior secured term loan agreement. The term loan matures on August 1, 2014. However, if the administrative agent under the loan is unable or unwilling to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The term loan is collateralized by a first lien on tangible and intangible assets and investments in affiliates and a second lien on accounts receivable and inventory.
The term loan is payable in quarterly installments of $6,250, which began in the fourth quarter of 2004. Additional prepayments are due under the loan on a quarterly basis equal to 50% of excess cash flow, as defined under the term loan agreement. Interest on borrowings under the term loan agreement is payable monthly and is calculated based on LIBOR or the prime rate using spreads defined by the term loan agreement. The average rate of interest on amounts outstanding under the term loan during 2005, 2004 and during the five months ended December 31, 2003 approximated 4.5%, 3.5% and 3.9%, respectively.
On September 29, 2005, the term loan agreement was amended to provide, among other things, for an increase in borrowing availability under the Company’s revolving credit agreement from $150,000 to $225,000, for the elimination of the requirement to maintain minimum availability of $25,000 under the revolving credit agreement and for financial covenant relief for the third and fourth quarters of 2005. The term loan is subject to various financial covenants, including fixed charge, leverage and interest coverage ratios.
On March 10, 2006, the Company reached agreement with both the lenders under its term loan agreement and the Emergency Steel Loan Guarantee Board (the Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under its term loan agreement through the quarter ending June 30, 2007. In addition, the Company’s term loan amendment requires it to maintain minimum borrowing availability of at least $50,000 under its revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in its revolving credit agreement.
$40,000 Series A secured notes
On August 1, 2003, the Company issued Series A secured notes in the aggregate amount of $40,000. The Series A secured notes mature on August 1, 2011. The Series A secured notes are collateralized by a second lien on tangible and intangible assets and investments in affiliates and a third lien on accounts receivable and inventory.
The Series A secured notes have no fixed repayment schedule. Mandatory redemptions are required based on excess cash flow, as defined under the terms of the notes. The Series A notes bear interest at a rate of 5% per annum until July 31, 2008 and 8% per annum thereafter. Interest is payable in June and December of each year. In the event that distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company (affiliates of the Company) are not adequate to pay interest under the Series A secured notes when due, the Company is required to pay both cash interest and payment-in-kind interest at rates set forth in the Series A secured notes.

$20,000 Series B secured notes
On August 1, 2003, WPSC issued Series B secured notes in the aggregate amount of $20,000. The Series B secured notes mature on August 1, 2010. The Series B secured notes are collateralized by a fourth lien on tangible and intangible assets and investments in affiliates and a fourth lien on accounts receivable and inventory.
The Series B secured notes have no fixed repayment schedule. Prepayments are required based on excess cash flow, as defined under the terms of the notes. The Series B secured notes bear interest at a rate of 6% per annum. Interests is payable in June and December of each year. In the event that excess cash flow, as defined by the secured notes, is insufficient to pay interest due under the secured notes, the Company is required to pay both cash interest and payment-in-kind interest at rates set forth in the Series B secured notes.
$10,000 unsecured note
On August 1, 2003, the Company issued an unsecured note in the aggregate principal amount of $10,000 to WHX Corporation. In July 2004, the note was sold by WHX Corporation to a third party. The unsecured note matures in 2011. The unsecured note is subordinated in right of payment to the revolving credit agreements, the term loan agreement and the Series A and B secured notes.
The unsecured note has no fixed repayment schedule. The unsecured note bears interest at 6% per annum. Interest is payable in June and December of each year. If cash interest is not paid, the Company is required to pay payment-in-kind interest.
West Virginia and Ohio Departments of Development
The Company has a five-year term loan agreement with the West Virginia Department of Development that matures August 1, 2008. The term loan bears interest at LIBOR plus 3.125%, with such rate being reset annually. Interest is payable quarterly.
The Company has a loan agreement with the Ohio Department of Development that was scheduled to mature on August 1, 2005. During 2005, the loan agreement was amended to require payments of $1,000 in September 2005, $1,500 in July 2006 and $2,485 in December 2006. The loan bears interest at a rate of 3%. Interest is payable monthly.
Industrial revenue bonds — capital leases
Amounts due under industrial revenue bonds issued by the State of Virginia are payable in annual installments ranging from $275 in 2006 to $480 in 2014. The bonds bear interest at a rate of 7%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.
Amounts due under industrial revenue bonds issued by the State of Nevada are payable in annual installments ranging from $205 in 2006 to $380 in 2014. The bonds bear interest at a rate of 8%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.
Other, including a capital lease
The Company has certain other obligations outstanding that are payable in various installments ranging from $21 per month to $300 semi-annually, with interest rates ranging from 6.1% to 9.0% and maturities ranging from June 2007 through January 2011.
18.	Leases

The Company leases certain equipment under operating lease agreements. Lease expense for 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003 amounted to $10,271, $10,596, $3,921 and $5,772, respectively. Under long-term operating leases, minimum lease payments are $3,389 for 2006, $3,389 for 2007, $2,971 for 2008, $2,718 for 2009, $2,348 for 2010 and $7,290 thereafter.

19.	Variable Interest Entity

On September 29, 2005, the Company and SNA Carbon, LLC (SNA Carbon) entered into an Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC, a limited liability company (a joint venture) formed to own and refurbish the coke plant facility contributed to it by the Company and to produce and sell metallurgical coke to and for the benefit of both parties. Upon formation of the joint venture, each party received a 50% voting interest in the joint venture.

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

At December 31, 2005, the net assets of the joint venture included in the consolidated balance sheet of the Company were as follows:

Cash and cash equivalents	$3,629
Accounts receivable	962
Inventory	10,120
Other current assets	2,282

Total current assets	16,993
Restricted cash	13,691
Property, plant and equipment, net	99,595
Other assets	15,617

Total	145,896

Accounts payable	21,986
Other current liabilities	119
Other liabilities	86
Minority interest	74,234

Total	96,425

Net assets	$49,471

Results of operations of the joint venture included in the consolidated results of operations of the Company from inception of the joint venture through December 31, 2005 were as follows:

Net sales	$1,032
Cost of goods sold	(471)
Depreciation and amortization expense	(588)
Selling, general and administrative expense	(839)

Operating loss	(866)
Interest income, net	224

Loss before minority interest	$(642)

All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount exceeded the carrying cost of their investment by $14,817 at December 31, 2005.

At December 31, 2005, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.
20.	Pension and Other Postretirement and Postemployment Benefits

All of the Company’s defined benefit pension plans were merged into plans maintained by a subsidiary of WHX Corporation in 1998. Pension costs were allocated from WHX Corporation to the Company with respect to these plans. No costs were allocated to the Company by WHX Corporation for the seven months ended July 31, 2003. As a result of the Company’s reorganization, effective August 1, 2003, all of these defined benefit pension plans were “frozen”. The Company has no remaining obligation under any of these plans.

Effective August 1, 2003, the Company’s USWA-represented employees became participants in the Steelworkers Pension Trust (SPT), a multi-employer pension plan. The Company is obligated to make monthly contributions to the SPT based on hours worked by USWA-represented employees. During 2005, 2004 and the five months ended December 31, 2003, the Company accrued $10,037, $3,883 and $2,316, respectively, under the plan. During 2005 and 2004, the Company contributed $9,700 and $13,991 to the SPT, respectively, with $8,400 of the amount contributed during 2004 extinguishing an obligation to the SPT recognized as of July 31, 2003 in connection with the application of fresh start reporting.

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

Upon emergence from bankruptcy and pursuant to the collective bargaining agreement with the USW, the Company agreed to provide enhanced benefits to up to 650 union employees who were retirement eligible, and who elected to retire under a job buyout program offered by the Company. Under terms of the plan, individuals electing to retire under the job buyout program were entitled to receive a benefit of $40 payable in equal installments until the individual reached the age of 62 or for a period of two years, whichever was longer. Benefits under the job buyout program have been paid by the Company through its defined benefit pension plan since inception of the program. As a result, it has been determined that obligations under this plan should be included in and disclosed as a part of the defined benefit pension plan as of December 31, 2005. Previously, the Company reported all obligations owing under this plan in the balance sheet as employee benefits payable as of December 31, 2004 and 2003.

The Company maintains health care and life insurance benefit plans for retired salaried employees and for hourly employees retiring after October 1, 2003. Hourly employees who retired prior to October 1, 2003 are provided similar benefits under a Voluntary Employee Benefits Association (VEBA) trust (See Note 21). In general, these plans pay a percentage of medical costs, reduced by deductibles and other coverages. The Company has an agreement with the USWA to limit or cap the per capita cost of benefits to be paid for periods subsequent to February 1, 2009 at the per capita cost incurred during the preceding twelve-month period ending January 1, 2009.

The Company’s health care and life insurance benefit plans for retired employees provides prescription drug benefits. At December 31, 2004, a determination as to whether the Company’s prescription drug benefit plan was actuarially equivalent of benefits provided under Medicare part D could not be made, pending issuance of final guidance on making such a determination. During 2005, based on final guidance, a determination was made that the Company’s prescription drug benefit plan is actuarially equivalent to the prescription drug benefits under Medicare Part D. As a result, the Company will qualify for a Federal subsidy relative to its prescription drug benefit plan. The effect of this subsidy was to reduce the accumulated postretirement benefit obligation by $12,778 at December 31, 2005 and to reduce the net periodic benefit cost for postretirement benefits by $1,910 for the year ended December 31, 2005.

The Company uses a December 31 measurement date for all benefit plans.

The benefit obligation, change in plan assets, funded status and the amounts recognized in the consolidated balance sheet with respect to the plans were as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$4,187	$1,854	$91,568	$125,205
Service cost	157	78	1,458	2,232
Interest cost	246	116	5,041	6,642
Job buyout program	4,616	—	—	—
Plan amendments	—	930	—	(34,309)
Actuarial (gain) loss	168	1,308	833	(2,495)
Benefits paid	(72)	(99)	(3,312)	(5,707)

Benefit obligation, end of year	$9,302	$4,187	$95,588	$91,568

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets beginning of year	$—	$—	$—	$—
Actual return on plan assets	52	—	—	—
Company contributions	2,069	99	3,312	5,706
Job buyout program assets	4,584	—	—	—
Benefits paid	(72)	(99)	(3,312)	(5,706)

Fair value of plan assets end of year	$6,633	$—	$—	$—

Funded status of plans:
Fair value of plan assets	$(2,669)	$(4,187)	$(95,588)	$(91,568)
Unrecognized actuarial loss	1,502	1,462	21,879	21,974
Unrecognized prior service cost (benefit)	2,147	2,371	(29,000)	(33,901)

Net amount recognized	$980	$(354)	$(102,709)	$(103,495)

Amount recognized in consolidated balance sheet:
Intangible pension asset, included in deferred charges and other assets	$1,434	$1,001	$—	$—
Payroll and employee benefits payable	—	—	(6,000)	(6,000)
Other employee benefits liabilities	(454)	(1,355)	(96,709)	(97,495)

Net amount recognized	$980	$(354)	$(102,709)	$(103,495)

At December 31, 2005, plan assets in the Company’s defined benefit pension plan were invested in money market funds. The Company is currently developing an investment strategy for these plan assets, substantially all of which were contributed to the plan in the fourth quarter of 2005.
The accumulated benefit obligation for the defined benefit pension plan was $7,087 and $1,354 at December 31, 2005 and 2004, respectively.

     Components of net periodic benefit costs were as follows:

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Pension benefits
Net periodic benefit cost:
Service cost	$157	$78	$29	$—
Interest cost	246	116	48	—
Amoritization of prior service cost	224	129	53	—
Recognized actuarial loss	108	—	—	—

Net periodic benefit cost	$735	$323	$130	$—

		Reorganized		Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Postretirement benefits
Net periodic benefit cost:
Service cost	$1,458	$2,232	$1,042	$1,701
Interest cost	5,041	6,642	2,965	11,586
Amoritization of prior service cost	(4,901)	(408)	—	(1,582)
Recognized actuarial (gain) loss	928	408	—	(1,770)

Net periodic benefit cost	$2,526	$8,874	$4,007	$9,935

Assumptions used to determine benefit obligations and net periodic benefit costs were as follows:

	At December 31,
	2005	2004
Expected long-term rate of return	8.50%	0.00%
Discount rate — pension benefit obligation	5.50%	5.75%
Discount rate — postretirement benefit obligation	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%

	Years Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Expected long-term rate of return	8.50%	0.00%	0.00%
Discount rate — pension benefit obligation	5.75%	6.00%	6.50%
Discount rate — postretirement benefit obligation	5.75%	6.00%	6.50%
Rate of compensation increase	4.00%	0.00%	—
The expected long-term rate of return on plan assets is based on expected future rates of return on plan assets considering the current and future investment portfolio. At December 31, 2005, a discount rate of 5.5% was assumed to determine the pension benefit obligation. This rate was based on the yield curve for high-quality corporate bonds as matched to the projected plan payments, a substantial portion of which will be made over a period of time not exceeding ten years.

At December 31, 2005, a discount rate of 5.75% was assumed to determine the postretirement benefit obligation. The plan provides benefits to hourly employees retiring after October 1, 2003 and to salaried employees. For hourly employees who retired prior to October 1, 2003, similar benefits are provided through a VEBA trust, as discussed in Note 21. As a result, the benefit obligation is expected to be satisfied over an extended period of time. For this reason, a discount rate associated with high quality, long-term corporate bonds was used.

Assumed health care cost trend rates were as follows:

	At December 31,
	2005	2004
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate gradually declines	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2012	2011
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on service and interest costs	$159	$(166)
Effect on accumulated benefit obligation	$1,835	$(1,988)
The Company expects to make the following contributions and make the following benefit payments with respect to its benefit plans:

	Pension	Postretirement
	Benefits	Benefits
Employer contributions — 2006	$—

Expected benefit payments:
2006	2,397	$4,482
2007	1,649	4,862
2008	1,194	5,514
2009	921	6,230
2010	683	6,963
2011 - 2015	3,393	43,711
The Company maintains defined contribution pension plans for both salaried and hourly employees. In general, contributions are made to hourly defined contribution plans based on age and hours worked. In general, contributions are made to salaried defined contribution plans based on age and compensation levels. Contributions to these plans for 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003 amounted to $3,010, $2,647, $1,137 and $1,591, respectively.

The Company maintains savings plans (401k plans) for both salaried and hourly employees. Employees may contribute up to 50% of their annual compensation to these plans, subject to statutory limitations. During 2005, the Company made matching contributions to the salaried savings plan of $618, all of which was made in the form of 34,665 shares of common stock of the Company. The Company did not make matching contributions to these savings plans during 2004, the five months ended December 31, 2003 and the seven months ended
July 31, 2003.

The Coal Industry Retiree Health Benefit Act of 1992 (“the Act”) created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans that had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company’s obligation under the Act relates to its previous ownership of coal mining operations. Amounts accrued for these obligations were $1,987 at December 31, 2005 and 2004, respectively. In 2003 the courts determined that certain retirees and dependents were not the responsibility of the Company. During the fourth quarter of 2003, the Company received net cash proceeds of $7,167 for premiums previously paid which was recorded as income upon receipt.

The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers’ compensation. Amounts accrued for these obligations at December 31, 2005 and 2004 were $23,215 and $29,200, respectively. These amounts were determined using a discount rate of 5.75% at December 31, 2005 and 2004, respectively, and are included in other employee benefit liabilities.

21.	VEBA and Profit Sharing Plans
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

During 2005, the Company incurred VEBA expense of $4,725 under the plan. Of this amount, $1,500 was satisfied with pre-funded amounts. The Company satisfied $3,200 of the obligation by issuing 151,929 shares of common stock to the plan during 2005. The remaining portion of the obligation was settled in cash. During 2004, the Company incurred an obligation under the plan of $22,949. Of this amount, $11,287 was satisfied with pre-funded amounts, resulting in net VEBA expense of $11,662 for the year. The Company satisfied $6,527 of the obligation by issuing 44,069 and 169,622 shares of common stock to the plan during 2005 and 2004, respectively. The remaining portion of the obligation was settled in cash. At December 31, 2005, the VEBA trust held 3,965,620 shares of common stock of the Company in trust.

Effective October 1, 2003, the Company established a profit sharing plan for hourly and salaried employees. The Company is required to make quarterly contributions to the plan ranging from 4% to 15% of operating cash flow, as defined by the plan, in excess of $30 per ton. Quarterly contributions are payable in cash or, at the discretion of the Company, in common stock of the Company. During 2005, the Company incurred profit sharing expense of $143. The Company satisfied this obligation by issuing 7,968 shares of common stock to the plan during 2005. During 2004, the Company incurred profit sharing expense of $16,454. The Company satisfied this obligation by issuing 547,703 shares of common stock to the plan during the year.

22.	Income Taxes

The provision for income taxes consisted of the following:

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Current
Federal tax provision (benefit)	$(50)	$841	$9	$(659)
State tax provision	(21)	133	6	18

Total	(71)	974	15	(641)

Deferred
Federal tax provision	—	28,715	—	—
State tax provision	—	3,790	—	—

Total	—	32,505	—	—

Income tax provision (benefit)	$(71)	$33,479	$15	$(641)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Income (loss) before taxes	$(34,488)	$95,710	$(39,022)	$322,790

Tax provision (benefit at statutory rate	$(12,071)	$33,499	$(13,658)	$112,977
Increase (decrease) in tax due to:
Equity income in affiliates	(2,558)	(4,110)	(757)	(712)
State income tax, net	—	3,836	4	12
Change in valuation allowance	13,736	279	14,364	27,941
Fresh start adjustments	—	—	—	(140,205)
Other	822	(25)	62	(654)

Income tax provision (benefit)	$(71)	$33,479	$15	$(641)

The components of deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004
Assets:
Postretirement and postemployment benefits	$36,152	$36,362
Operating loss carryforwards (expiring 2011 - 2025)	113,883	83,311
Minimum tax credit carryforwards	797	845
Pension and other employee benefits	9,609	17,091
Provision for expenses and losses	19,115	20,889
Leases	1,933	5,389
State income taxes, net	11,052	11,489
Other	11,055	9,788

	203,596	185,164

Liabilities:
Property, plant and equipment	(56,636)	(58,178)
Inventory	(32,699)	(25,900)
State income taxes, net	(11,052)	(11,489)
Other	(321)	(445)

	(100,708)	(96,012)

Net	102,888	89,152
Valuation allowance	(102,888)	(89,152)

Net deferred tax asset (liability)	$—	$—

Subject to certain rules relating to the use of tax attributes upon emergence from bankruptcy, the Company has the ability to use such attributes, principally net operating losses, without restriction. However, due to uncertainties surrounding future realization of these benefits, a full valuation allowance has been maintained by the Company against the net deferred tax asset. To the extent that tax benefits are realized from the release of this valuation allowance, the recognition of the tax benefit is first used to reduce goodwill, then other intangible assets and finally as an addition to paid in capital. During 2004, tax benefits were recognized to the extent of $32,979.

The statute of limitations has expired for years through 2001. Federal income tax returns have been examined through 1997. Additionally, while the Company is no longer affiliated with WHX, the Company’s former parent, the Company’s tax attributes could be impacted by an audit of WHX for those years in which the Company was a subsidiary of WHX. Management believes it has adequately provided for all taxes on income.

23.	Common Stock

Common stock share activity was as follows:

	Issued	Treasury	Outstanding
Balance, December 31, 2002	100	—	100
Fresh start adjustment	(100)	—	(100)

Balance, July 31, 2003	—	—	—
Stock issued — reorganization	9,500,000	—	9,500,000
Stock issued — restricted stock award plan	500,000	—	500,000

Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued — public offering	3,719,898		3,719,898
Stock issued — employee benefit plans	717,325		717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Stock issued — employee benefit plans	238,631		238,631
Stock issued — restricted stock award plan	10,500		10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688

24.	Supplemental Cash Flow Information

Cash payments for interest and taxes were as follows:

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Interest, net of capitalized amounts	$14,247	$12,509	$6,267	$7,827
Income taxes (refund)	181	1,600	—	(600)
The Company acquired equipment for $1,092 under a capital lease obligation during 2005.

25.	Financial Instruments

The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	$8,863	$8,863	$31,198	$31,198
Revolving credit agreement	17,300	17,300	—	—
Long-term debt:
Senior secured term loan	218,650	218,650	237,500	237,500
Other (see discussion below)	96,807	96,807	96,083	96,083
Cash and cash equivalents and short-term debt:

The carrying amount of cash and cash equivalents and short-term debt approximates fair value due to the short maturity of the instruments.

Revolving credit agreement:

Short-term debt carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Senior secured term loan:

The senior secured term loan is a guaranteed loan and, as such, carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

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

26.	Commitments and Contingencies

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

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2005 could total $2,865, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,331 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulfurization facility; (b) $411 related to a July 1991 USEPA consent decree for water discharges to the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulfurization facility, and (d) $22 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to these apparent exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. Approximately $489 was spent on these activities in 2005, $1,131 in 2004 and $629 in 2003. During removal activities in 2003, the Company discovered a broader area of contaminated sediments. The Company estimates the cost of removal of the remaining contaminated sediments at $1,700, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved $4,674 for such remediation measures.

The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by the Company’s joint venture.

In July 2005, an additional environmental liability was identified regarding the potential of oil in the subsurface from historical operations to migrate into waters of the Commonwealth of Pennsylvania. Consequently, a remediation plan was developed and implementation of this plan commenced in the fourth quarter of 2005. An estimated expenditure of about $181 is expected to be made in the first quarter of 2006 to address this environmental liability.

Total accrued environmental liabilities amounted to $9,872 and $13,433 at December 31, 2005 and December 31, 2004, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed on a quarterly basis and the accruals are adjusted accordingly. Unless stated above, the time frame over which these liabilities will be paid is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.
Capital expenditures for environmental projects totaled $7,410 for the year ended December 31, 2005. The Company estimates capital expenditures for environmental projects to be $5,830 for 2006, $6,150 for 2007 and $5,500 for 2008. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period August 2006 through May 2007 at a price of $94.50 per ton. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. This prepayment will be forfeited if coal is not taken under the contract.

In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $600. In January 2006, the Company extended this contract to purchase up to 11,500 tons of coal each month through December 31, 2007 at a price ranging from $60 to $65 per ton. Payments for delivery of coal totaled $8,271 in 2005, $ 9,530 in 2004 and $11,760 in 2003 under this contract.

The Company entered into a 15-year take-or-pay contract in 1999 that was amended in 2003 that requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for delivery of oxygen totaled $10,621 in 2005, $14,200 in 2004 and $9,300 in 2003 under this contract.

The Company entered into a 20-year contract in 1999, which was amended in 2003 that requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity totaled $9,652 in 2005, $9,150 in 2004 and $8,819 in 2003 under this contract. At December 31, 2005, a maximum termination payment of $30,700 would have been required to terminate the contract to terminate the contract.

Under terms of a joint venture agreement, the Company and its joint venture partner have committed to spend approximately $63,900, $12,100, $9,000 and $9,000 in 2006, 2007, 2008 and 2009, respectively, to refurbish a coke plant facility owned by the joint venture. The Company’s joint venture partner is committed to provide $60,000 in 2006 to fund these expenditures.

Guarantees

In January 2005, the Company entered into an operating lease for certain mobile equipment, which contains a residual lease guarantee approximating $357. This residual lease guarantee has been reflected in the financial statements as an obligation and is included in other current liabilities.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

27.	Subsequent Event

On March 10, 2006, the Company reached agreement with both the lenders under its term loan agreement and the Emergency Steel Loan Guarantee Board (the Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under its term loan agreement through the quarter ending June 30, 2007. In addition, the Company’s term loan amendment requires it to maintain minimum borrowing availability of at least $50,000 under its revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in its revolving credit agreement.

28.	Summarized Financial Information of Affiliates — Unaudited

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. and 50% of the outstanding common stock of Ohio Coatings Company, both of which are accounted for using the equity method of accounting. Summarized financial information for these affiliates is as follows:

	December 31,
	2005	2004
Current assets	$171,745	$151,131
Noncurrent assets	92,828	103,132

Total assets	$264,573	$254,263

Current liabilities	$60,005	$48,287
Noncurrent liabilities	33,390	37,673

Total liabilities	93,395	85,960
Total equity	171,178	168,303

Total liabilities and equity	$264,573	$254,263

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Net sales	$605,739	$708,423	$215,031	$302,293
Cost of goods sold	550,703	631,001	199,429	276,641
Other operating costs	29,882	25,306	7,942	17,336

Operating income	25,154	52,116	7,660	8,316
Non-operating income (loss)	(104)	(1,623)	(971)	(1,502)
Provision for income taxes	(8,175)	(16,617)	(1,452)	(1,302)

Net income	$16,875	$33,876	$5,237	$5,512

Amounts previously reported as of December 31, 2004 and for the year then ended have been adjusted to reflect actual amounts, after all audit adjustments.

29.	Summarized Combined Financial Information

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

Prior to the Company’s reorganization in bankruptcy, WPC, then a wholly-owned subsidiary of WHX Corporation, a public company, had issued $275,000 principal amount 9 1/4% senior notes in a registered exchange offer under the Securities Act of 1933. These notes were fully and unconditionally guaranteed, jointly and severally, by WPC’s then-existing and future operating subsidiaries. As discussed more fully in Note 2 above, the WPC 9 1/4% senior notes were extinguished pursuant to the Company’s plan of reorganization on or about August 1, 2003.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment — net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Other current liabilities	276	141,785	—	142,061

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest		74,234		74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
Reorganized Company

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2005
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,560,513	$—	$1,560,513
Cost of products sold	—	1,479,474	—	1,479,474
Depreciation and amortizaton expense	—	33,984	—	33,984
Selling, administrative and general expense	1,397	70,155	—	71,552

Operating loss	(1,397)	(23,100)	—	(24,497)
Interest expense	—	(21,834)	—	(21,834)
Other income including equity earnings of affiliates	(32,437)	11,620	32,660	11,843

Loss before income taxes	(33,834)	(33,314)	32,660	(34,488)
Income tax provision (benefit)	—	(71)	—	(71)

Loss before minority interest	(33,834)	(33,243)	32,660	(34,417)
Minority interest	—	583	—	583

Net loss	$(33,834)	$(32,660)	$32,660	$(33,834)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,405,794	$—	$1,405,794
Cost of products sold	—	1,206,773	—	1,206,773
Depreciation and amortizaton expense	—	33,433	—	33,433
Selling, administrative and general expense	1,503	66,117	—	67,620

Operating income (loss)	(1,503)	99,471	—	97,968
Interest expense	—	(19,778)	—	(19,778)
Other income including equity earnings of affiliates	63,260	17,520	(63,260)	17,520

Income before income taxes	61,757	97,213	(63,260)	95,710
Income tax provision (benefit)	(474)	33,953	—	33,479

Net income	$62,231	$63,260	$(63,260)	$62,231

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Five Months Ended December 31, 2003
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$396,902	$—	$396,902
Cost of products sold	—	395,950	—	395,950
Depreciation and amortization expense	—	10,473	—	10,473
Selling, administrative and general expense	496	23,175		23,671
Reorganization and professional fee expense	(35)	—	—	(35)

Operating loss	(461)	(32,696)	—	(33,157)
Interest expense	—	(10,215)	—	(10,215)
Other income including equity earnings of affiliates	(38,576)	4,350	38,576	4,350

Loss before income taxes	(39,037)	(38,561)	38,576	(39,022)
Income tax provision	—	15	—	15

Net loss	$(39,037)	$(38,576)	$38,576	$(39,037)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Seven Months Ended July 31, 2003
Predecessor Company

			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Income Data
Net sales	$—	$570,439	$—	$570,439
Cost of products sold	(7,982)	571,814	—	563,832
Depreciation and amortization expense	—	39,889	—	39,889
Selling, administrative and general expense	242	29,664	—	29,906
Reorganization and professional fee expense	—	8,140	—	8,140

Operating income (loss)	7,740	(79,068)	—	(71,328)
Interest expense	—	(12,677)	3,492	(9,185)
Other income including equity earnings of affiliates	319,540	1,705	(318,017)	3,228
Reorganization income	—	400,075	—	400,075

Income before income taxes	327,280	310,035	(314,525)	322,790
Income tax provision (benefit)	3,638	(4,279)	—	(641)

Net income	$323,642	$314,314	$(314,525)	$323,431

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$11,557	$—	$11,557

Investing activities:
Capital expenditures	—	(103,710)	—	(103,710)
Restricted cash used to fund capital expenditures	—	(1,189)		(1,189)
Other	—	2,650	—	2,650

Net cash used in investing activities	—	(102,249)	—	(102,249)

Financing activities:
Net borrowings	—	(3,769)	—	(3,769)
Book overdraft	—	12,126	—	12,126
Minority interest in consoldiated subsidiary	—	60,000	—	60,000

Net cash provided by financing activities	—	68,357	—	68,357

Net change in cash and cash equivalents	—	(22,335)	—	(22,335)
Cash and cash equivalents at beginning of period	—	31,198	—	31,198

Cash and cash equivalents at end of period	$—	$8,863	$—	$8,863

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2004
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$72,025	$—	$72,025

Investing activities:
Capital expenditures	—	(132,442)	—	(132,442)
Restricted cash used to fund capital expenditures	—	74,636		74,636
Other	(99,967)	1,753	99,967	1,753

Net cash used in investing activities	(99,967)	(56,053)	99,967	(56,053)

Financing activities:
Net borrowings	—	(91,446)	—	(91,446)
Book overdraft	—	2,208	—	2,208
Issuance of common stock and paid in capital	99,967	99,697	(99,967)	99,697

Net cash provided by financing activities	99,967	10,459	(99,967)	10,459

Net change in cash and cash equivalents	—	26,431	—	26,431
Cash and cash equivalents at beginning of period	—	4,767	—	4,767

Cash and cash equivalents at end of period	$—	$31,198	$—	$31,198

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Five Months Ended December 31, 2003
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$(52)	$(35,206)	$—	$(35,258)

Investing activities:
Capital expenditures	—	(37,828)	—	(37,828)
Restricted cash used to fund capital expenditures	—	24,862		24,862
Other	—	325	—	325

Net cash used in investing activities	—	(12,641)	—	(12,641)

Financing activities:
Net borrowings	—	42,127	—	42,127
Book overdraft	—	3,157	—	3,157

Net cash provided by financing activities	—	45,284	—	45,284

Net change in cash and cash equivalents	(52)	(2,563)	—	(2,615)
Cash and cash equivalents at beginning of period	52	7,330	—	7,382

Cash and cash equivalents at end of period	$—	$4,767	$—	$4,767

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Seven Months Ended July 31, 2003
Predecessor Company

			Consolidating
			and
		Subsidiary	Eliminating	WPC
	WPC	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(115,882)	$116,069	$—	$187

Investing activities:
Capital expenditures	—	(2,866)	—	(2,866)
Other	(102,485)	103,286	—	801

Net cash provided by (used in) used in investing activities	(102,485)	100,420	—	(2,065)

Financing activities:
Net borrowings	—	390	—	390
Book overdraft	—	327	—	327
Other	218,382	(218,382)	—	—

Net cash provided by (used in) used in financing activities	218,382	(217,665)	—	717

Net change in cash and cash equivalents	15	(1,176)	—	(1,161)
Cash and cash equivalents at beginning of period	37	8,506	—	8,543

Cash and cash equivalents at end of period	$52	$7,330	$—	$7,382

30.	Revenues by Product

Revenues from external customers by product line were as follows:

	Reorganized			Predecessor
	Company			Company
			Five Months	Seven Months
	Year Ended		Ended	Ended
	December 31,		December 31,	July 31,
	2005	2004	2003	2003
Product:
Hot Rolled	$420,745	$365,089	$85,305	$106,545
Cold Rolled	471,235	514,511	143,925	243,841
Galvanized	109,264	132,178	22,575	26,446
Fabricated products	466,914	375,090	137,137	179,083
Ore, coke and coke by products	85,268	9,074	5,752	9,155
Conversion and other*	7,087	9,852	2,208	5,369

Total	$1,560,513	$1,405,794	$396,902	$570,439

*	Includes conversion and resale products.
31.	Selected Quarterly Financial Information (Unaudited) Financial results by quarter were as follows:

Financial results by quarter were as follows:

		Income (loss)		Basic	Fully Diluted
		from	Net	Earnings	Earnings
		Continuing	Income	(loss)	(loss)
	Net Sales	Operations	(loss)	Per Share	Per Share
Predecessor Company
2003
1st Quarter	$238,672	$(45,625)	$(45,625)	*	*
2nd Quarter	250,469	(21,474)	(21,474)	*	*
July	81,298	390,530 **	390,530	*	*

Reorganized Company
2003
August and September	$159,789	$(15,237)	$(15,237)	$(1.60)	$(1.60)
4th Quarter	237,113	(23,693)	(23,693)	$(2.49)	$(2.49)

2004
1st Quarter	$274,206	$(6,718)	$(6,718)	$(0.71)	$(0.71)
2nd Quarter	356,121	26,997	26,997	$2.84	$2.79
3rd Quarter	401,800	35,534	35,534	$3.52	$3.42
4th Quarter	373,667	6,418	6,418	$0.46	$0.45

		Income (loss)		Basic	Fully Diluted
		from	Net	Earnings	Earnings
		Continuing	Income	(loss)	(loss)
	Net Sales	Operations	(loss)	Per Share	Per Share
Reorganized Company
2005
1st Quarter	$399,508	$8,100	$8,100	$0.57	$0.56
2nd Quarter	415,237	2,627	2,627	$0.18	$0.18
3rd Quarter	374,891	(21,147)	(21,147)	$(1.47)	$(1.47)
4th Quarter	370,877	(23,414)	(23,414)	$(1.61)	$(1.61)

*	Prior to July 31, 2003, earnings per share are not meaningful because the Company was a wholly-owned subsidiary of WHX.

**	Includes reorganization income of $400,075.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in this report in Item 8 – “Financial Statements and Supplemental Data—Management’s Report on Internal Control Over Financial Reporting.”
Attestation Report of Registered Public Accounting Firm
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is included in Item 8 – “Financial Statements and Supplemental Data—Report of Independent Registered Public Accounting Firm.”
Change in Internal Control Over Financial Reporting
There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS AND OFFICERS OF THE COMPANY
The following table sets forth certain information with respect to directors and executive officers of WPC and WPSC as of February 28, 2006:

Name	Age	Position
James G. Bradley	60	Chairman of the Board and Class 3 Director of WPC,
		President and Chief Executive Officer of WPC,
		Chairman of the Board and Chief Executive Officer
		of WPSC and Director of WPSC
Paul J. Mooney	54	Executive Vice President and Chief Financial Officer
		of WPC and WPSC, Class 1 Director of WPC and
		Director of WPSC
Harry L. Page	59	President and Chief Operating Officer of WPSC
John W. Testa	69	Vice President, Secretary and Treasurer of WPC,
		Senior Vice President, Chief Restructuring Officer
		and Secretary of WPSC and Director of WPSC
Daniel C. Keaton	55	Senior Vice President, Human Resources and Public
		Relations of WPSC
Donald E. Keaton	47	Vice President, Steel Manufacturing and
		Procurement of WPSC
James E. Muldoon	62	Vice President, Business Development, of WPSC
Steven W. Sorvold	51	Vice President, Commercial, of WPSC and Chief
		Operating Officer of Wheeling Corrugating Company
Michael P. DiClemente	52	Treasurer of WPSC
James L. Bowen	70	Class 2 Director of WPC
Edward J. Curry, Jr.	59	Class 3 Director of WPC
Michael D. Dingman, Jr.	52	Class 2 Director of WPC
Robert E. Heaton	75	Class 3 Director of WPC
Roland L. Hobbs	73	Class 2 Director of WPC and Director of WPSC
Alicia H. Munnell	63	Class 1 Director of WPC
D. Clark Ogle	59	Class 2 Director of WPC
James B. Riley	54	Class 3 Director of WPC
Lynn R. Williams	81	Class 1 Director of WPC
JAMES G. BRADLEY became a member of the Board of WPC in August 2003 and has been Chairman of the Board since September 2003 and the President and Chief Executive Officer of WPC since April 1998. Mr. Bradley has been Chairman of the Board and Chief Executive Officer of WPSC since April 1998 and served as the President of WPSC from April 1998 to March 2005. Mr. Bradley was an Executive Vice President of WHX Corporation from April 1998 to August 2003. Previously, he was the President and Chief Operating Officer of Koppel Steel Company from October 1997 to April 1998. From October 1995 to October 1997, Mr. Bradley served as Executive Vice President — Operations of WPSC and as Vice President of WHX Corporation. Mr. Bradley has been a director of WPSC since November 2000.
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
HARRY L. PAGE has been the President and Chief Operating Officer of WPSC since April 2005. Previously, he served as the Vice President, Engineering, Technology & Metallurgy of WPSC from January 1999 to April 2005. From March 1998 to January 1999, he served as Vice President, Engineering and Environmental Control of WPSC. Prior to joining WPSC, Mr. Page was the Senior Director, Engineering, Cleveland works of LTV Steel Company, Inc. from December 1997 to March 1998 and the General Manager of Engineering and Asset Management of LTV Steel from June 1993 to December 1997. Mr. Page held various engineering positions of increasing responsibility at LTV Steel from 1968 to 1998.
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
JAMES E. MULDOON has been the Vice President, Business Development since October 2003, Vice President of WPSC since October 1997 and Division President of Wheeling Corrugating Company, a division of WPSC, from August 2000 to October 2003. Mr. Muldoon served as Vice President (and General Manager) of Wheeling Corrugating Company from October 1998 to August 2000 and as Vice President of Purchasing, Traffic and Raw Materials of WPSC from October 1997 to October 1998. Prior to joining WPSC, Muldoon worked as the General Manager of Purchasing for the former steel business (now known as United States Steel Corporation) of USX Corporation (now known as Marathon Oil Corporation) from 1987 to 1997.
STEVEN W. SORVOLD has been the Vice President, Commercial of WPSC since June 2003 and Chief Operating Officer of Wheeling Corrugating Company, a division of WPSC, since November 2003. From January 2002 to May 2003, he served as the General Manager, Commercial, Steel Division of WPSC, with responsibility for all of WPSC’s commercial operations. From March 2000 to January 2002, he was General Manager of Custom and Specialty Products for Wheeling Corrugating Company. Previously, he worked with Armco Steel Co. (now known as AK Steel Corporation) as General Manager, Sales and Marketing, Coated Products from January 1995 to January 2000. In addition, Mr. Sorvold was employed by National Steel Service Center and by United States Steel Corporation.
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
JAMES L. BOWEN became a director of WPC in August 2003. Mr. Bowen served as the President of the West Virginia AFL-CIO from November 1997 through August 2004. Previously, Mr. Bowen served as Vice President for both the West Virginia and the Ohio AFL-CIO. Mr. Bowen was an active member of the United Steelworkers of America for forty-two years, and an International Representative for thirty-two years. He has been involved with the West Virginia AFL-CIO since 1965. Mr. Bowen served as a director of WPSC from July 1998 to August 2003. Mr. Bowen is a designee of the United Steelworkers of America to the WPC board of directors pursuant to the terms of the collective bargaining agreement among the USWA, WPSC and WPC.
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

JAMES B. RILEY became a director of WPC in August 2003. Since October 2005, Mr. Riley has served as a Senior Vice President and Chief Financial Officer of CSK Auto, Inc. From January 2001 through August 2004, Mr. Riley served as Senior Vice President and Chief Financial Officer of Chiquita Brands International, Inc., which entered Chapter 11 of the U.S. Bankruptcy Code in November 2001 and completed financial restructuring on March 19, 2002, when its pre-arranged plan of reorganization under Chapter 11 became effective. Previously, Mr. Riley served as Senior Vice President and Chief Financial Officer of the Elliott Company from May 1999 to January 2001; as Principal of James Burns Riley & Associates from September 1998 to May 1999; and as Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc. from November 1989 to September 1998. Mr. Riley has also held various positions with LTV Steel Company, including Manager of Financial Analysis and Planning, Controller Coal Division, Manager of Seamless Pipe Operations, Assistant to the President and Assistant Controller Raw Materials and Assistant Controller of the Bar Division.
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
COMPOSITION OF THE BOARD OF DIRECTORS
Our board of directors consists of eleven members, initially with staggered initial terms of office as follows: Paul J. Mooney, Alicia H. Munnell and Lynn R. Williams initially served as Class 1 directors; James L. Bowen, Michael D. Dingman, Jr., Roland L. Hobbs and D. Clark Ogle initially served as Class 2 directors; and James G. Bradley, Edward J. Curry, Jr., Robert E. Heaton and James B. Riley initially served as Class 3 directors. Beginning with the 2006 annual meeting of stockholders, all directors will be elected annually to serve until the next annual meeting of stockholders.
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
Audit committee
Our audit committee currently consists of Edward J. Curry, Jr., Michael D. Dingman, Jr., Robert E. Heaton, Roland L. Hobbs and James B. Riley, each of whom is an independent director. The Company’s Board of Directors has determined that Mr. Riley is an “audit committee financial expert,” as defined under SEC rules, and that he is “independent,” as determined under applicable NASD listing standards. The audit committee is responsible for selecting our independent registered public accounting firm and approving the scope, fees and terms of all audit engagements and permissible non-audit services performed by the independent registered public accounting firm, as well as assessing the independence of our independent registered public accounting firm from management. The audit committee also assists the board in oversight of our financial reporting process and integrity of its financial statements, and also reviews other matters with respect to our accounting, auditing and financial reporting practices as it may find appropriate or may be brought to our attention.
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
Nominating/governance committee
Our nominating/governance committee currently consists of Edward J. Curry, Jr., Michael D. Dingman, Jr., Roland L. Hobbs and D. Clark Ogle, each of whom is an independent director and is responsible for recommending to the board proposed nominees for election to the board of directors. Additionally, this committee conducts annual evaluations of our board of directors and its committees, and performs an annual review of our corporate governance guidelines and code of business conduct and ethics, and recommends changes as considered necessary and appropriate.
Executive committee
Our executive committee currently consists of James G. Bradley, Robert E. Heaton, Roland L. Hobbs and James B. Riley and is authorized to act on behalf of the full board of directors between regularly scheduled board meetings, with certain limitations.
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
Finance committee
Our finance committee currently consists of Michael D. Dingman, Jr., Robert E. Heaton, Paul J. Mooney, Alicia H. Munnell and Lynn R. Williams. It oversees our financial objectives, policies, procedures and activities, and advises our board of directors and management with respect to all activities, plans and policies affecting our financial affairs.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPANTS
Our Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for our key executives. The Compensation Committee during fiscal 2004 consisted of James L. Bowen, Edward J. Curry, Jr., Alicia H. Munnell and D. Clark Ogle. No member of the compensation committee has ever been an officer or employee of ours, or any of our subsidiaries. We do not have any compensation committee interlocks.
Code of Ethics
We have adopted a code of business conduct and ethics (the “Company Code”) that applies to all of our directors, executive officers and employees, and which meets the definition of a “code of ethics” under applicable SEC rules. The Company Code is available free of charge under the “Investors Relations” heading on the Company’s Website at http://www.wpsc.com. We intend to post on its Website any amendment to the Company Code, or any waiver from a provision of the Company Code relating to the elements of a “code of ethics” under SEC rules, where such waiver is to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the directors and executive officers and beneficial owners of greater than 10% of our Common Stock are required to file reports with the SEC in respect of their ownership of our securities. We believe that during fiscal year 2005 all such required reports were filed on a timely basis.
Item 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning the annual and long-term compensation in each of the last three fiscal years for our Chief Executive Officer and our four other most highly compensated executive officers.
Summary Compensation Table

						Long-term
		Annual Compensation				Compensation
						Restricted
					Other Annual	Stock	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation (1)	Awards (2)	Compensation (3)
James G. Bradley (9)	2005	$520,000	$300,000	(4)	$—	$—	$35,325	(5)(6)
President and Chief Executive	2004	404,000	—		—	—	35,025	(5)(6)
Officer of WPC and Chief	2003	371,088	—		—	$900,000	34,500	(5)(6)
Executive Officer of WPSC

Paul J. Mooney	2005	275,000	250,250	(4)(7)	—	—	20,902	(5)
Executive Vice President and	2004	264,000	44,000	(7)	—	—	20,477	(5)
Chief Financial Officer of	2003	255,120	44,000	(7)	—	642,855	45,052	(5)(8)
WPC and WPSC

Harry L. Page	2005	237,503	169,100	(4)	—	—	31,775	(6)
President and Chief	2004	163,200	27,200	(7)	—	—	29,850	(6)
Operating Officer of WPSC	2003	157,657	27,200	(7)	—	642,855	29,850	(6)

Donald E. Keaton	2005	196,803	135,000	(4)(7)	—	—	21,157	(5)
Vice President of WPSC	2004	179,723	28,800	(7)	—	—	17,150	(5)
	2003	171,808	28,800	(7)	—	642,855	14,900	(5)

Daniel C. Keaton	2005	175,000	150,150	(4)(7)	—	—	14,575
Senior Vice President	2004	158,400	26,400	(7)	—	—	18,025
of WPSC	2003	147,641	26,400	(7)	—	642,855	14,025

(1)	Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(2)	Represents the dollar value of stock awards issued August 1, 2003, based on the stock price at that time, pursuant to our restricted stock plan upon emergence from bankruptcy as an incentive to remain with the Company. James G. Bradley was awarded 60,000 shares. Paul J. Mooney, Harry L. Page, Donald E. Keaton and Daniel C. Keaton each received 42,857 shares. One-third of such shares vested upon the closing of our underwritten public offering of common stock in September 2004, one-third will vest two business days after the date on which we released earnings for the second quarter of 2005and one-third will vest two business days after the date on which we release earnings for the second quarter of 2006. Based on the closing price of WPC common stock at December 31, 2005, the dollar value of restricted stock holdings for each named executive officer was as follows: $288,640 with respect to 32,000 restricted shares held by Mr. Bradley, $161,205 with respect to 17,872 restricted shares held by Mr. Mooney, $184,486 with respect to 20,453 restricted shares held by Mr. Donald Keaton, $128,860 with respect to 14,286 restricted shares held by Mr. Page, and $184,486 with respect to 20,453 restricted shares held by Mr. Daniel Keaton. Shares of restricted stock awarded under the restricted stock plan are entitled to receive dividends, if any, declared on the common stock, except where such restricted shares have been forfeited.

(3)	Amounts shown, unless otherwise noted, reflect company contributions to qualified pension plans.

(4)	Includes a 2004 performance bonus awarded by the Compensation Committee of the Board of Directors in February 2005 as follows: Mr. Bradley — $100,000, Mr. Mooney — $68,750, Mr. Donald Keaton — $45,000, Mr. Page — $42,500 and Mr. Daniel Keaton — $41,250. Also includes a discretionary EAF bonus awarded by the Compensation Committee of the Board of Directors in February 2005 as follows: Mr. Bradley — $200,000, Mr. Mooney — $137,500, Mr. Donald Keaton - $90,000, Mr. Page — $85,000 and Mr. Daniel Keaton — $82,500.

(5)	Includes a payment from OCC of $5,000 paid as a Board Member Special Bonus.

(6)	Includes a payment of $12,000 as a member of the Board of Directors of Wheeling-Nisshin.

(7)	Includes payments under terms of each executive’s employment agreement for supplemental pension or life insurance coverage approved for payment by the Board of Directors, in cash, in March, 2004, January, 2005 and January 2006.

(8)	Includes a payment of $25,000 in lieu of insurance premium in 2003 and 2002.

(9)	Mr. Bradley’s salary was increased to $520,000 per annum effective November 1, 2004.
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
The years of credited service as of December 31, 2005 for each of the named executive officers were as follows: James G. Bradley — 10 years; Paul J. Mooney — 8 years; Donald E. Keaton — 8 years; and Daniel C. Keaton — 24 years.
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
2003 Management Stock Incentive Plan
Our management stock incentive plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to employees of WPC and its affiliates, including officers and employee directors. Non-qualified stock options and stock purchase rights, including restricted stock and stock grants, may also be granted to employees, including officers and directors and to non-employee directors and consultants. In addition, the plan was amended, effective March 10, 2006, to permit the grant of stock unit awards. A stock unit award is similar to a restricted stock award, except that no shares of stock are actually issued until the award vests. The board of directors or a designated committee administers our management stock incentive plan and determines the terms of the awards granted under the plan, including the number of shares subject to each award, the applicable vesting and forfeiture terms and, with respect to option awards, the exercise price and the form of consideration payable upon such exercise. The plan, as amended effective March 10, 2006, also (i) expresses WPC’s intent that all awards under the plan will either comply with, or be exempt from, the new nonqualified deferred compensation provisions of Section 409A of the Code and the regulations thereunder, and (ii) clarifies the use by the board of directors or the designated committee of performance-based targets, goals or criteria with respect to vesting, payment or any other term or condition of an award, including the adjustment of any such targets, goals or criteria. The plan, as amended, further gives discretion to the board of directors or the designated committee to determine the effect, if any, of a Change of Control (as defined by the plan) of WPC for each award granted after March 10, 2006. Prior to the amendment, the plan provided that, upon a Change of Control, any outstanding award would automatically become fully vested and, in the case of an option, exercisable.
2003 Restricted Stock Plan
In accordance with our plan of reorganization, we established a restricted stock plan pursuant to which we have granted to selected key employees a total of 500,000 shares of our common stock. No additional shares are authorized for issuance under the restricted stock plan. All of the grants made under the plan will vest in increments of one-third of the total grant to each individual pro rata over three years; two thirds of which has vested and one-third of which will vest two business days after the date on which we release earnings for the second quarter of 2006. The shares granted will not be transferable until they vest, and to the extent not vested at termination of employment will be forfeited and returned to us. Until vested or forfeited, the recipient of each grant under our restricted stock plan will be the owner of the shares granted, with the right to vote and receive any dividends paid in respect of the shares.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
On February 16, 2005, an Amended and Restated Retention Agreement (each, an “Agreement,” and collectively, the “Agreements”) was entered into with each of James G. Bradley, President and Chief Executive Officer of the Company and Chief Executive Officer of WPSC; Paul J. Mooney, Executive Vice President and Chief Financial Officer of the Company and WPSC; John W. Testa, Vice President, Secretary and Treasurer of the Company and Senior Vice President, Chief Restructuring Officer and Corporate Secretary of WPSC; Donald E. Keaton, Vice President, Steel Manufacturing and Procurement of WPSC; Harry L. Page, President and Chief Operating Officer of WPSC; Steven W. Sorvold, Vice President, Commercial of WPSC and Daniel C. Keaton, Senior Vice President, Human Resources and Public Relations of WPSC (each an “Executive”). The Agreements supersede, in their entirety, the Post-Bankruptcy Retention Agreements, effective August 1, 2003, entered into with the Executives pursuant to the Plan of Reorganization of the Company and its subsidiaries under Chapter 11 of the U.S. Bankruptcy Code.
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
The Agreements provide for non-compete, non-solicitation and confidentiality provisions to protect us. Each Agreement, with the exception of Mr. Bradley’s, provides that immediately prior to the expiration of the term, if the Executive is still employed and has not entered into a new employment agreement or an extension of the existing agreement, the Executive will receive a payment equal to his monthly salary multiplied by the Executive’s number of years of service and fractional year of service, up to a maximum of one times annual salary. This payment will be reduced by any other cash severance payable to the Executive.
The Executive’s employment may be terminated prior to the end of the term with or without “cause,” as defined in each Agreement, and each Executive may resign with or without “good reason,” as defined. No severance or other special termination payments will be made under the Agreements if the Executive is terminated with cause or the Executive resigns without good reason. Pursuant to the Agreements, with the exception of Mr. Bradley’s, if the Executive is terminated without cause or resigns for good reason, the Executive will receive a payment in an amount equal to his highest annualized salary in effect during the one year period immediately preceding the termination date, and will be entitled to receive payment of a pro rata bonus amount determined in accordance with the applicable bonus plan. If the termination without cause or resignation for good reason occurs within one year following a change of control (as defined in the Agreements) of the Company or WPSC, the Executive will receive a payment equal to two times his highest annual salary in effect during the one year immediately preceding the date of the change of control and will also be entitled to a pro rata bonus amount. The Agreement provides for an equivalent change in control severance benefit if the Executive resigns for any reason within the period of 30 days beginning six months immediately following a change of control of the Company or WPSC. The Agreement also entitles each Executive to the change of control severance payments described above even if the termination occurs prior to the date of a change of control, in circumstances constituting good reason, where it is reasonably demonstrated that such circumstances (i) occurred at the request of a third party who has taken steps reasonably calculated to effect a change of control, or (ii) otherwise arose in connection with or anticipation of a change of control. Under Mr. Bradley’s Agreement, upon any termination without cause or resignation for good reason, he will receive a payment equal to three times his highest annualized salary in effect during the one year period immediately preceding the termination date, and will be entitled to receive payment of a pro rata bonus amount determined in accordance with the applicable bonus plan. Mr. Bradley also is entitled to payment equal to three times his highest annualized salary in effect during the one year immediately preceding the date of termination and a pro rata bonus amount upon any resignation (whether with good reason or not) within six months following a change of control of the Company or WPSC.
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
Effective February 15, 2006, six of the Agreements were amended to provide that if a change of control of WPC or WPSC occurs within the seven months prior to August 31, 2006, the expiration date of the Agreements, the Agreements are automatically extended for a period of seven months from the date of the change of control. The provision of the Agreements under which a change of control severance benefit is payable if the executive resigns for any reason within the period of 30 days beginning six months immediately following a change of control of WPC or WPSC will continue to be applicable for the seven months following such change of control. The Agreements for the following executive officers were amended: Messrs. Daniel C. Keaton, Donald E. Keaton, Mooney, Page Sorvold and Testa. In addition, the Agreements of all such executives other than Messrs. Donald E. Keaton and Sorvold were amended to provide that, as of the executive’s date of termination of employment following a change of control for other than cause, for the purposes of the calculation of the executive’s change of control severance benefit, the executive’s salary shall be deemed automatically increased by 16%, representing the annual supplemental pension benefit provided for in the original Agreement, approved by the Bankruptcy Court of the Northern District of Ohio effective August 31, 2003, which has been paid annually in lump sum cash.
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
On February 15, 2006, WPC entered into an agreement with Michael P. DiClemente, Treasurer of WPSC, providing for certain severance payments upon occurrence of specified events following, or in connection with, a change of control of WPC or WPSC, upon the same terms and conditions as in the Agreements, as amended and described above. The term of the agreement with Mr. DiClemente is until August 31, 2006, provided that if a change of control of WPC or WPSC occurs within the seven months prior to the expiration date of such agreement, the agreement is automatically extended for a period of seven months from the date of any such change in control.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS
Principal Stockholders
The following table sets forth, as of February 28, 2006, certain information regarding beneficial ownership of our common stock by:
•	each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•	each member of our board of directors;

•	each of the executive officers listed in the Summary Compensation Table in Item 10 above; and

•	all of our directors and executive officers as a group.
For purposes of this table, shares are considered “beneficially owned” if the person, either directly or indirectly, has sole or shared power to direct the voting of the securities or has sole or shared power to dispose or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days after February 28, 2006. Unless otherwise indicated in a footnote, each individual or a group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Common Shares
	Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (2)	3,465,620	23.49%
Wellington Management Company, LLP (3)	2,042,122	13.84%
Jeffery L. Gendell (4)	1,422,778	9.64%
Spears Grisanti & Brown LLC (5)	1,229,571	8.33%
FMR Corp. (6)	841,516	5.70%
Jim Bowen (7)	7,011	*
Edward J. Curry, Jr. (7)	7,011	*
Michael Dingman (7)	6,659	*
Robert E. Heaton (7)	7,011	*
Roland L. Hobbs (7)	7,011	*
Alicia H. Munnell (7)	7,011	*
D. Clark Ogle (7)	6,659	*
James B. Riley (7)	7,365	*
Lynn R. Williams (7)	6,659	*
James G. Bradley (8)	32,000	*
Paul J. Mooney (8)	17,872	*
Harry L. Page (8)	14,286	*
Daniel C. Keaton (8)	20,453	*
Donald E. Keaton (8)	20,453	*
All executive officers and directors as a group (18 persons) (9)	237,127	1.61%

*	Less than 1%.

(1)	As December 31, 2005, 32,014 shares of our common stock have been reserved for issuance upon the resolution of certain disputed claims filed by our creditors. Shares of common stock reserved for this purpose that are not ultimately required to be issued to satisfy disputed claims will be distributed on a pro rata basis to the other members of that class of creditors. Accordingly, as we settle disputed claims, the number of shares and the corresponding percentage of common stock beneficially owned by certain persons listed in the table may increase slightly over time without further action on the part of such persons.

(2)	Represents shares issued to the VEBA trust. These shares are held of record by WesBanco Bank, Inc., as trustee of the VEBA trust, which is subject to the direction of U.S. Trust Company, N.A. in its capacity as independent fiduciary for the VEBA trust, with respect to the disposition and voting of the shares. The address of U.S. Trust Company, N.A. is 600 14th Street, N.W. Washington, District of Columbia. 20005-3314. The address of the VEBA trust is c/o WesBanco Bank, Inc., as trustee, One Bank Plaza, Wheeling, West Virginia 26003. Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission by U.S. Trust Corporation, U.S. Trust Company of New York and U.S. Trust Company, N.A. on February 14. 2006 reports shared power to dispose or to direct the disposition of 412,980 additional shares (or approximately 2.7% of the outstanding common stock) held by U.S. Trust Company, N.A. in its capacity as trustee of our salaried 401K plan.

(3)	The number of shares beneficially owned is based solely on information reported in Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP on February 14, 2006 with respect to its holdings as of December 31, 2005. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(4)	Represents 768,523 shares held by Tontine Partners, L.P., 458,821 shares held by Tontine Overseas Fund, Ltd., 119,010 shares held by Tontine Capital Partners, L.P. and 76,424 shares held by Tontine Capital Management, L.L.C. Tontine Management, L.L.C., the general partner of Tontine Partners, L.P., has the power to direct the affairs of Tontine Partners, L.P., including decisions with respect to the disposition of the proceeds from the sale of the shares. Tontine Oversees Associates, L.L.C. serves as investment manager to Tontine Overseas Fund, Ltd. with respect to the shares directly owned by Tontine Overseas Fund Ltd. Tontine Capital Management, L.L.C., the general partner of Tontine Capital Partners, L.P., has the power to direct the affairs of Tontine Capital Partners, L.P., including decisions with respect to the disposition of proceeds from the sale of the shares. Jeffrey L. Gendell is the managing member of Tontine Management, L.L.C., Tontine Capital Management, L.L.C. and Tontine Overseas Associates, L.L.C. and in that capacity directs their operations. The foregoing management information and number of shares beneficially owned is based solely on information reported in Amendment No.3 to Schedule 13G filed with the Securities and Exchange Commission by Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C. and Mr. Gendell on February 14, 2006 with respect to their holdings as of December 31, 2005. The address of Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C. and Jeffrey L. Gendell is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(5)	Includes 56,300 shares held by SGB Simurgh Master Fund Ltd. Spears Grisanti & Brown LLC is the Investment Manager for Simurgh Master Fund Ltd. William G. Spears, Vance C. Brown and Christopher C. Grisanti are the Managers of Spears Grisanti & Brown LLC. The foregoing management information and number of shares beneficially owned is based solely on information reported in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission by Spears Grisanti & Brown LLC and Messrs. Spears, Brown and Grisanti on February 23, 2006 with respect to their holdings as of December 31, 2005. The address of Spears Grisanti & Brown LLC and Messrs. Spears, Brown and Grisanti is c/o Spears Grisanti & Brown LLC, 45 Rockefeller Plaza, New York 10111.

(6)	The number of shares beneficially owned is based solely on information reported in Schedule 13G filed with the Securities and Exchange Commission by FMR Corp. on February 14, 2006 with respect to its holdings as of December 31, 2005. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, is the beneficial owner of the shares as a result of acting as investment advisor to Fidelity Low Priced Stock Fund. Edward C. Johnson 3rd and FRM Corp., through its control of Fidelity Management & Research Company and Fidelity Low Priced Stock Fund, each has the sole power to dispose of the shares. Members of the family of Edward C. Johnson 3rd, chairman of FMR Corp., through their ownership of voting common stock of FMR Corp. and the execution of a shareholders’ voting agreement, may be deemed to form a controlling group with respect to FMR Corp. The address of FMR Corp., Fidelity Management & Research Company, Fidelity Low Priced Stock Fund and Edward C. Johnson 3rd is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Represents shares issuable upon exercise of currently exercisable options to purchase shares of WPC common stock.

(8)	Represents shares originally issued under our 2003 Restricted Stock Plan.

(9)	Includes shares held by Messrs. Bowen, Curry, Dingman, Heaton, Hobbs, Ogle, Riley, Williams, Bradley, Mooney, Daniel C. Keaton, Donald E. Keaton and Page and Ms. Munnell reported as being beneficially owned by each such person in the beneficial ownership table. The address of all such executive officers and directors is c/o Wheeling-Pittsburgh Corporation, 1134 Market Street, Wheeling, West Virginia 26003.
Equity Compensation Plan Information
The following table sets forth information regarding shares issued under equity compensation plans as of December 31, 2005.

Number of
Securities
Remaining Available
	(a) Number of	(b) Weighted	for Future Issuance
	Securities to be	Average Exercise	Under Equity
	Upon Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Equity Compensation Plans	and Rights	and Rights	in Column (a)
Not approved by stockholders	62,397	$15.53	927,103
Approved by stockholders	—	—	—

	62,397	$15.53	927,103

1.	Under the terms of the 2003 Management Stock Incentive Plan, the Company reserved 1,000,000 shares of Common Stock for issuance. Additionally, the Company reserved 500,000 shares of Common Stock for issuance under the 2003 Restricted

Stock Plan. However, all 500,000 reserved shares were awarded, effective August 1, 2003, pursuant to our approved Plan of Reorganization and no shares remain available for issuance under the Restricted Stock Plan. See Item 11 — Executive Compensation — “2003 Management Stock Incentive Plan” and — “2003 Restricted Stock Plan” for further information regarding these equity compensation plans.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $216,697, $246,679, $61,684 and $96,036 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $5,000, $2,500 and $2,500 during 2005, 2004 and the seven months ended July 31, 2003, respectively. At December 31, 2005 and 2004, the Company had accounts receivable due from Wheeling-Nisshin of $3,439 and $1,618, respectively, and had accounts payable to Wheeling-Nisshin of $725 and $2,500, respectively.
The Company owns 50% of the outstanding common stock of OCC, which is accounted for using the equity method of accounting. The Company had sales to OCC of $126,849, $121,056, $39,817 and $68,237 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively. Sales to OCC are made at prevailing market prices. At December 31, 2005 and 2004, the Company had accounts receivable due from OCC of $8,852 and $9,734, respectively and had accounts payable to OCC of $896 at December 31, 2004. At December 31, 2005 and 2004, the Company has a loan receivable due from OCC of $7,700 and $9,725, respectively, which bears interest at a variable rate, which averaged 6.25% during 2005. The Company recorded interest income on the loan receivable of $539, $546, $253 and $354 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively, and received payments on the loan of $2,025, $1,725, $325 and $600 during 2005, 2004, the five months ended December 31, 2003 and the seven months ended July 31, 2003, respectively.
In September 2005, WPSC contributed to MSC its coke-producing batteries and related facilities and assets located in Follansbee, West Virginia and Steubenville, Ohio, which had a fair value of approximately $86.9 million. In return, WPSC received a 50% voting interest in MSC and 72.22% of the non-voting economic capital stock interests in MSC. Through December 31, 2005, WPSC contributed an additional $3.1 million in cash to MSC. WPSC is obligated to make additional cash contributions of $5.0 million and $15.0 million in 2006 and 2007, respectively, payable on a monthly basis, and cash contributions of $10.0 million in 2008, payable on a quarterly basis. Subject to certain exceptions, WPSC and SNA Carbon are obligated to make loans to MSC from time to time, up to $35.0 million in the aggregate for all such loans, to satisfy any deficiency in MSC’s working capital needs. These loans would be made by WPSC and SNA Carbon proportionate to their respective projected coke-purchases. WPSC made a working capital loan of $9.9 million to MSC during 2005. To the extent capital contributions made by WPSC and SNA Carbon are not sufficient to refurbish completely MSC’s coke-producing batteries to a condition that meets its production goals and complies with applicable legal requirements, WPSC and SNA Carbon each must contribute one-half of the deficiency, up to a maximum of $8.0 million each. Pursuant to a Coke Supply Agreement entered into between WPSC and MSC in September 2005, MSC sold 174,986 tons of coke to WPSC in 2005 for a total consideration of $41.8 million. MSC is required to sell up to 600,000 tons of coke to WPSC in 2006. WPSC is paid a fee to manage and operate MSC’s coke facilities using its current hourly and salaried workforce. As of December 31, 2005, WPSC owned 50% of the voting interest and 66.67% of the non-voting economic capital stock interests in MSC. MSC has been consolidated in our financial statements as of December 31, 2005 and for the year then ended.
James G. Bradley serves on the board of directors of Wheeling-Nisshin and OCC. Harry L. Page, President and Chief Operating Officer of WPSC, serves on the board of directors of Wheeling-Nisshin. Paul J. Mooney, our Vice President and Chief Financial Officer, and Donald E. Keaton, Vice President of Steel Manufacturing and Procurement for WPSC, serves on the board of directors of OCC and Mr. Keaton is Chairman of the Board of Managers of MSC.
During the year ended December 31, 2005, we contributed an aggregate 195,998 shares of our common stock to the VEBA trust in respect of our quarterly VEBA trust and profit sharing obligations. See Note 21 to the consolidated financial statements in Item 8 of this annual report Form 10-K for further information concerning these contributions.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following fees were billed by PricewaterhouseCoopers LLP to the Company for services performed on behalf of the Company, as described below:
Audit Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and of its internal control over financial reporting as of December 31, 2005 were $1,033,847; of which $528,856 was billed in 2005. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2004 and of its internal control over financial reporting as of December 31, 2004 were $1,140,918 of which $798,798 was billed in 2004.
Audit-Related Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for audit-related services for the year ended December 31, 2004 were $105,000. These fees were for the audits of employee benefit plans.
Tax Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning for the year ended December 31, 2005 and December 31, 2004 were $9,000 and $52,610, respectively.
All Other Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP, other than for services referred to above, for the year December 31, 2005 and 2004 were $1,500 and $10,500, respectively.
PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES
The Company’s Audit Committee has the sole authority to approve the scope, fees and terms of all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, subject to the “de minimus” exception under the Exchange Act permitting waiver of such pre-approval requirements for non-audit services in certain limited instances. All of the non-audit services described above were approved by the Audit Committee. Pursuant to the Company’s audit committee charter, the Audit Committee considers whether the provision of non-audit services by the independent registered public accounting firm, on an overall basis, is compatible with maintaining the independent registered public accounting firm’s independence from management.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
Financial Statements filed as part of this report are included in Item 8. Financial Statements and Supplementary Data beginning on page 43.
(a)(3) Exhibits
Exhibits 10.6 and 10.7 and Exhibits 10.12(a) through 10.12(i) are management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
2.1*	Third Amended Joint Plan of Reorganization, dated May 19,2003.

3.1(a)****	Second Amended and Restated Certificate of Incorporation.

3.1(b)****	Certificate of Designation of Series A Junior Participating Preferred Stock of Wheeling-Pittsburgh Corporation.

3.2*	Amended and Restated By-laws.

4.1*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.2*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.3*	Form of Common Stock Certificate of Wheeling-Pittsburgh Corporation.

4.4***	Rights Agreement, dated as of February 14, 2005, by and between Wheeling-Pittsburgh Corporation and Equiserve Trust Company, N.A., as Rights Agent.

10.1*	Close Corporation and Shareholders’ Agreement, dated as of March 24, 1994 (as amended), by and among Dong Yang Tinplate America Corp., Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.2*	Raw Material Supply Agreement, dated as of March 25, 1994, by and between Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.3*	Distribution Agreement, dated as of January 1, 2003 (as amended), by and among Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.4*	Second Amended and Restated Shareholders Agreement, dated as of November 12, 1990, by and between Wheeling-Pittsburgh Steel Corporation and Nisshin Steel Co., Ltd.

10.5*	Amended and Restated Supply Agreement, dated as of March 29, 1993, by and between Wheeling-Pittsburgh Steel Corporation and Wheeling-Nisshin, Inc.

10.6*	2003 Management Stock Incentive Plan.

10.7*	2003 Management Restricted Stock Plan.

10.8*	Term Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the several banks and other financial institutions or entities from time to time party thereto, Lloyds TSB Bank PLC, as documentation agent, Australia and New Zealand Banking Group Limited, as syndication agent, Royal Bank of Canada, as administrative agent, Emergency Steel Loan Guarantee Board, as federal guarantor, and West Virginia Housing Development Group, as state guarantor.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.9*	Modification and Assumption Agreement, dated as of June 12, 2003, between Wheeling-Pittsburgh Steel Corporation and Danieli Corporation.

10.10*	Agreement for Supply of Equipment and Services, dated as of June 12, 2003, between Junction Industries, Inc. and Wheeling-Pittsburgh Steel Corporation.

10.11(a)*	Lease for 201 Mississippi Street, Gary, IN, dated as of November 13, 1995, between Great Lakes Industrial Partners, L.P. and Wheeling-Pittsburgh Steel Corporation, as amended.

10.11(b)*	Lease for 9801 Alden Avenue, Lenexa, KS, dated as of March 27, 2000, between Lenexa Alden, LLC and Wheeling-Pittsburgh Steel Corporation.

10.11(c)*	Lease for 8090 Woolery Way, Fallon, NV, dated as of August 1, 1999, between FBW Leasecorp, Inc. and Wheeling-Pittsburgh Steel Corporation.

10.11(d)*	Leases for 4204 Fidelity Road, Fidelity Industrial Park, Houston, TX, dated January 16, 1986, and 4206-B Fidelity Road, Jacinto City, Harris County, TX, dated September 21, 1988, between The Texas Development Company and Wheeling-Pittsburgh Steel Corporation, as amended.

10.11(e)*	Lease for 20 Three Creek Road, Emporia, VA, dated August 17, 1998, between the Industrial Development Authority of Greensville County, Virginia and Wheeling Corrugating Company.

10.11(f)*	Lease for 2001 Highway 301, Palmetto, FL, dated April 27, 2000, between Palmetto Business Park, LP and Wheeling-Pittsburgh Steel Corporation.

10.12(a)****	Amended and Restated Retention Agreement, effective as of February 16, 2005, between James G. Bradley and Wheeling-Pittsburgh Steel Corporation.

10.12(b)	Amended and Restated Retention Agreement, effective as of February 15, 2006, between Paul J. Mooney and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(c)	Amended and Restated Retention Agreement, effective as of February 15, 2006, between Daniel C. Keaton and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(d)	Amended and Restated Retention Agreement, effective as of February 15 2006, between Donald E. Keaton and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(e)	Amended and Restated Retention Agreement, effective as of February 15, 2006, between Harry L. Page and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(f)	Amended and Restated Retention Agreement, effective as of February 15, 2006, between John W. Testa and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(g)	Amended and Restated Retention Agreement, effective as of February 16, 2005, between Steven W. Sorvold and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(h)****	Agreement, effective as of February 16, 2005, between James E. Muldoon and Wheeling-Pittsburgh Steel Corporation.

10.12(i)	Agreement, effective as of February 15, 2006, between Michael P. DiClemente and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(a)*	Registration Rights Agreement, dated August 1, 2003 between Wheeling-Pittsburgh Corporation and WesBanco Bank, Inc., solely in its capacity as trustee under the VEBA trust.

10.13(b)*	Stock Transfer Restriction and Voting Agreement, dated August 1, 2003, by and among Wheeling-Pittsburgh Corporation and WesBanco Bank, Inc., solely in its capacity as trustee under the VEBA trust.

10.14**	First Amendment and Waiver, dated June 25, 2004, to the Term Loan Agreement, dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the Documentation Agent and Syndication Agent named therein, Royal Bank of Canada, as administrative agent, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.15****	Second Amendment, effective as of December 30, 2004, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.16+	Amended and Restated Revolving Loan Agreement, dated as of July 8, 2005, by and between Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the banks and other financial institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as inventory and receivables security agent and documentation agent, and The CIT Group/Business Credit, Inc., Wachovia Bank, National Association and Fleet Capital Corp., as syndication agents.

10.17†	Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and SNA Carbon, LLC.

10.18†	Coke Supply Agreement, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC.

10.19†	Third Amendment, effective as of September 29, 2005, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.20	Fourth Amendment and Waiver, dated as of March 10, 2006, to the Term Loan Agreement, Dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the Documentation Agent and Syndication Agent named therein, the Administrative Agent named therein, the Emergency Steel Loan Guarantee Board, and the West Virginia Housing Development Fund (filed herewith).

10.21	Amendment to 2003 Management Stock Incentive Plan (filed herewith).

10.22	Form of Restricted Stock Unit Award Agreement (filed herewith).

21.1	Subsidiaries of Wheeling-Pittsburgh Corporation (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Form 10 Registration Statement (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on August 8, 2003, as amended.

**	Incorporated by reference to the Form S-1 Registration Statement (File No. 333-116990) of Wheeling-Pittsburgh Corporation, filed with the SEC on June 30, 2004, as amended.

***	Incorporated by reference to the Form 8-A Registration Statement (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on February 18, 2005.

****	Incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 14, 2005.

+	Incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on July 14, 2005.

†	Incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on October 5, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James G. Bradley

Name: James G. Bradley
Title: President, Chief Executive Officer and Director

Date:	March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James G. Bradley	President, Chief Executive Officer	March 14, 2006

James G. Bradley	and Director

/s/ Paul J. Mooney	Executive Vice President, Chief Financial	March 14, 2006

Paul J. Mooney	Officer (and Principal Accounting Officer)
and Director

/s/ Jim Bowen	Director	March 14, 2006

Jim Bowen

/s/ Edward J. Curry, Jr.	Director	March 14, 2006

Edward J. Curry, Jr.

/s/ Michael Dingman	Director	March 14, 2006

Michael Dingman

/s/ Robert E. Heaton	Director	March 14, 2006

Robert E. Heaton

/s/ Roland L. Hobbs	Director	March 14, 2006

Roland L. Hobbs

/s/ Alicia H. Munnell	Director	March 14, 2006

Alicia H. Munnell

/s/ D. Clark Ogle	Director	March 14, 2006

D. Clark Ogle

/s/ James B. Riley	Director	March 14, 2006

James B. Riley

/s/ Lynn R. Williams	Director	March 14, 2006

Lynn R. Williams