Form 10-Q
period 2006-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2006-05-09
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,697,778 shares of its common stock, par value $0.01 per share, issued and outstanding as of April 30, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2006	2005
Revenues:
Net sales, including sales to affiliates of $94,674 and $99,839	$436,978	$399,508

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $92,682 and $93,073, excluding depreciation and amortization expense	408,118	355,958
Depreciation and amortization expense	8,307	9,469
Selling, general and administrative expense	20,650	19,317

Total cost and expenses	437,075	384,744

Operating (loss) income	(97)	14,764
Interest expense and other financing costs	(6,151)	(5,580)
Other income	2,816	2,968

(Loss) income before income taxes	(3,432)	12,152
Income tax provision	—	4,052

(Loss) income before minority interest	(3,432)	8,100
Minority interest in loss of consolidated subsidiary	1,322	—

Net (loss) income	$(2,110)	$8,100

(Loss) earnings per share:
Basic	$(0.15)	$0.57
Diluted	$(0.15)	$0.56

Weighted average shares (in thousands):
Basic	14,516	14,109
Diluted	14,516	14,364
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,578	$8,863
Accounts receivables, less allowance for doubtful accounts of $2,716 and $2,594	178,028	132,643
Inventories	218,433	166,566
Prepaid expenses and deferred charges	17,722	21,732

Total current assets	423,761	329,804
Investment in and advances to affiliated companies	47,155	55,100
Property, plant and equipment, less accumulated depreciation of $84,126 and $75,977	577,518	557,500
Deferred income tax benefits	25,441	26,264
Restricted cash	17,590	13,691
Other intangible assets, less accumulated amortization of $1,951 and $1,795	4,569	4,725
Deferred charges and other assets	13,101	33,164

Total assets	$1,109,135	$1,020,248

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $17,029 and $21,020	$130,788	$117,821
Short-term debt	85,700	17,300
Payroll and employee benefits payable	45,905	41,125
Accrued income and other taxes	12,219	11,735
Deferred income taxes payable	25,441	26,264
Accrued interest and other liabilities	6,873	5,757
Deferred revenue	4,106	8,523
Long-term debt due in one year	31,534	31,357

Total current liabilities	342,566	259,882
Long-term debt	277,396	284,100
Employee benefits	123,661	123,498
Other liabilities	12,732	13,030

Total liabilities	756,355	680,510

Minority interest in consolidated subsidiary	88,363	74,234

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 14,700,956 and 14,686,354 issued; 14,694,290 and 14,679,688 shares outstanding	147	147
Additional paid-in capital	277,120	276,097
Accumulated deficit	(12,750)	(10,640)
Treasury stock, 6,666 shares, at cost	(100)	(100)

Total stockholders’ equity	264,417	265,504

Total liabilities and stockholders’ equity	$1,109,135	$1,020,248

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,110)	$8,100
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	8,307	9,469
VEBA, profit sharing and other stock transactions	347	2,199
Other postretirement benefits	(444)	5
Deferred compensation and stock options	839	703
Equity income of affiliated companies, net of dividends	8,345	2,285
Loss on disposition of assets	3	229
Deferred income taxes	—	3,732
Minority interest	(1,322)	—
Other	15	—
Changes in current assets and current liabilities:
Accounts receivable	(45,385)	(47,233)
Inventories	(51,867)	(62,989)
Other current assets	4,010	4,753
Accounts payable	16,958	(15,352)
Other current liabilities	1,800	5,252
Other assets and liabilities, net	5,823	270

Net cash used in operating activities	(54,681)	(88,577)

Cash flows from investing activities:
Payments from affiliates	350	900
Investment in affiliates	(750)	—
Capital expenditures	(28,172)	(10,121)
Restricted cash used to fund capital expenditures	(3,899)	12,502
Proceeds from sale of assets	—	214

Net cash provided by (used in) investing activities	(32,471)	3,495

Cash flows from financing activities:
Book overdraft	(3,991)	4,501
Net change in short-term debt	68,400	52,300
Repayment of long-term debt	(6,542)	(321)
Minority interest investment in subsidiary	30,000	—

Net cash provided by financing activities	87,867	56,480

Increase (decrease) in cash and cash equivalents	715	(28,602)
Cash and cash equivalents, beginning of period	8,863	31,198

Cash and cash equivalents, end of period	$9,578	$2,596

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

			Additional	Accumulated
	Preferred	Common	Paid-in	Earnings	Treasury
	Stock	Stock	Capital	(Deficit)	Stock	Total
Balance, December 31, 2004	$—	$144	$267,327	$23,194	$(60)	$290,605
Shares issued:
Employee benefit plans	—	3	5,712	—	—	5,715
Restricted stock	—	—	—	—	—	—
Restricted stock forfeiture	—	—	40	—	(40)	—
Compensation expense recognized	—	—	2,687	—	—	2,687
Stock option grants	—	—	331	—	—	331
Net loss	—	—	—	(33,834)	—	(33,834)

Balance, December 31, 2005	—	147	276,097	(10,640)	(100)	265,504
Shares issued:
Employee benefit plans	—	—	184	—	—	184
Compensation expense recognized	—	—	749	—	—	749
Stock option grants	—	—	90	—	—	90
Net loss	—	—	—	(2,110)	—	(2,110)

Balance, March 31, 2006	$—	$147	$277,120	$(12,750)	$(100)	$264,417

Share Activity:	Issued	Treasury	Outstanding
Balance, December 31, 2004	14,437,223	4,000	14,433,223
Shares issued — employee benefit plans	238,631	—	238,631
Restricted stock issued	10,500	—	10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued — employee benefit plans	14,602	—	14,602

Balance, March 31, 2006	14,700,956	6,666	14,694,290

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)
1.	Basis of Presentation

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

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005.

2.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”, in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and permits the subsequent remeasurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial statements.

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on re-measurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial statements.

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

3.	Business Segment

The Company is engaged in one line of business and operates in one business segment, the production, processing, fabrication and sale of steel and steel products. The Company has a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $71,161 and $61,824 during the quarters ended March 31, 2006 and 2005, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. During the quarter ended March 31, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $24,738. The Company reported dividends from Wheeling-Nisshin of $10,715 and $5,000 during the quarters ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $4,823 and $3,439, respectively, and had accounts payable to Wheeling-Nisshin of $2,915 and $726, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $23,513 and $38,015 during the quarters ended March 31, 2006 and 2005, respectively. Sales to OCC are made at prevailing market prices. At March 31, 2006 and December 31, 2005, the Company had accounts receivable due from OCC of $7,913 and $8,852, respectively. At March 31, 2006 and December 31, 2005, the Company has a loan receivable due from OCC of $7,350 and $7,700, respectively, which bears interest at a variable rate, which currently approximates 6.3%. The Company recorded interest income on the loan receivable of $121 and $111 during the quarters ended March 31, 2006 and 2005, respectively, and received principal payments on the loan of $350 and $900 during the quarters ended March 31, 2006 and 2005, respectively.

During the first quarter of 2006, the Company acquired a 50% interest in Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, to produce and sell corrugated roofing products, by contributing $750 of inventory to the joint venture. The joint venture is accounted for using the equity method of accounting. The Company had sales to Jensen Bridge of $182 during the quarter ended March 31, 2006. Sales to Jensen Bridge are made at prevailing market prices. At March 31, 2006, the Company had accounts receivable due from Jensen Bridge of $182.

5.	Insurance Recovery

During the quarter ended March 31, 2006, the Company received $12,659 in partial settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. Of this amount, $7,299 was recorded as a reduction of cost of goods sold in the quarter ended March 31, 2006 and $5,360 was recorded as a reduction of cost of goods sold in the quarter ended December 31, 2005.

6.	Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. These shares vest, subject to forfeiture, in increments of one-third of the total grant to each individual ratably over three years. Of these shares, 329,334 shares have vested to-date, 164,000 shares will vest two business days after the earnings release for the second quarter of 2006 and 6,666 shares have been forfeited. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which vest, subject to forfeiture, two business days after the earnings release for the second quarter of 2006. No shares of non-vested restricted stock vested under these plans during the quarters ended March 31, 2006 and 2005. No shares granted under these plans are subject to retirement eligible provisions.

The grant date fair value of non-vested restricted stock is measured as being equal to the fair value of the Company’s common stock on the date of grant. The 10,500 shares of non-vested restricted stock granted during the quarter ended March 31, 2005 had a grant date fair value of $39.01 per share.

A summary of activity under these plans as of March 31, 2006 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2005	174,500	$16.44
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	—	—

Balance, March 31, 2006	174,500	$16.44

Compensation expense under these plans is equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant. Compensation expense related to these plans amounted to $692 and $620 for the quarters ended March 31, 2006 and 2005, respectively. At March 31, 2006, unrecognized compensation expense relative to non-vested restricted stock amounted to $917. This amount will be amortized to expense ratably through August 2006.

Stock options:

The Company maintains a stock option plan for non-employee directors of the Company pursuant to which it granted stock options for 5,888 and 2,722 shares of its common stock during the quarters ended March 31, 2006 and 2005, respectively, at an exercise price of $17.92 and $38.86 per share, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during the quarters ended March 31, 2006 and 2005.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $15.37 and $30.64 per share, respectively, determined using the following assumptions:

	Quarter Ended
	March 31,
	2006	2005
Average risk-free interest rate	4.79%	4.46%
Expected dividend yield	0%	0%
Expected volatility	84.28%	83.86%
Expected life (years)	10	10
A summary of activity under this plan as of March 31, 2006 and changes during the quarter then ended is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2005	62,397	$15.53
Granted	5,888	17.92
Exercised	—	—
Expired	—	—

Outstanding, March 31, 2006	68,285	$15.73	$349

Exercisable, March 31, 2006	68,285	$15.73	$349

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $90 and $83 during the quarter ended March 31, 2006 and 2005, respectively.
Stock unit awards:
On March 10, 2006, the Company granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under its management stock incentive plan, as amended. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 42,652, 68,884 and 34,462 stock unit service awards on March 31, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under the plan vested during the quarter ended March 31, 2006. No stock unit awards granted under this plan are subject to retirement eligible provisions.
The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the grant date times the number of stock unit service awards granted. The grant date fair value of stock unit service awards granted during the quarter ended March 31, 2006 was $18.86 per stock unit service award. The grant date fair value of stock unit performance awards is measured using a lattice-based valuation model.
Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the vesting or requisite service period for each grant. Compensation expense related to stock unit awards for the quarter ended March 31, 2006 was not material.
The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At March 31, 2006, 10,500 restricted shares of common stock had been issued under the management stock incentive plan, 68,285 options to acquire shares of common stock were outstanding under the plan and 249,337 stock unit awards were outstanding under the plan.
7.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits for employees and covered dependents was as follows:

	Quarter Ended
	March 31,
	2006	2005
Components of net periodic cost:
Service cost	$425	$414
Interest cost	1,456	1,324
Expected return on assets	(102)	—
Amortization of prior service credit	(1,169)	(1,197)
Recognized actuarial loss	271	311

Net periodic cost	$880	$852

The Company contributed $12 to its defined benefit pension plan during the quarter ended March 31, 2005. The Company made payments of $1,198 and $754 for other postretirement benefits during the quarters ended

March 31, 2006 and 2005, respectively. The Company does not expect to make any contributions to its defined benefit pension plan during 2006 and expects to make payments of $4,482 for other postretirement benefits during 2006.
8.	VEBA and Profit Sharing Expense

During the quarter ended March 31, 2006, the Company incurred a VEBA obligation of $163. The Company expects to satisfy this obligation by issuing common stock to the VEBA trust in the second quarter of 2006. No profit sharing obligation was incurred during the quarter ended March 31, 2006. During the quarter ended March 31, 2005, the Company incurred a VEBA obligation of $3,315. Of this amount, $750 was settled with pre-funded amounts, resulting in net VEBA expense of $2,565 for the quarter. The Company satisfied $2,039 of the obligation by issuing 90,261 shares of common stock to the VEBA trust during the second quarter of 2005. The remaining portion of the obligation was settled in cash. No profit sharing obligation was incurred during the quarter ended March 31, 2005.

9.	Other Income

Other income consisted of the following:

	Quarter Ended
	March 31,
	2006	2005
Equity income from affiliates	$2,370	$2,715
Other income	446	253

Total	$2,816	$2,968

10.	(Loss) Earnings Per Share

For the quarters ended March 31, 2006 and 2005, a reconciliation of the numerator and denominator for the calculation of basic and diluted (loss) earnings per share is as follows:

	Quarter Ended
	March 31,
	2006	2005
(Loss) income available to common shareholders	$(2,110)	$8,100

Weighed-average basic shares outstanding	14,516	14,109
Dilutive effect of:
Non-vested restricted stock	—	233
Stock unit awards	—	—
Stock options	—	22

Weighed-average diluted shares outstanding	14,516	14,364

Basic (loss) earnings per share	$(0.15)	$0.57
Diluted (loss) earnings per share	$(0.15)	$0.56
For the quarters ended March 31, 2006 and 2005, stock options for 68,285 and 2,722 shares of common stock at a weighted average exercise price of $15.73 and $38.86 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarters ended March 31, 2006 and 2005, 174,500 and 10,500 shares of non-vested restricted common stock, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter ended March 31, 2006, 249,337 stock unit awards were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

11.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 96% of inventories are valued using the LIFO method.

	March 31,	December 31,
	2006	2005
Raw materials	$72,546	$49,193
In-process	180,114	155,860
Finished products	42,263	28,870
Other materials and supplies	166	152

Total current cost	295,089	234,075
Excess of current cost over carrying cost	(76,656)	(67,509)

Carrying cost	$218,433	$166,566

During the quarters ended March 31, 2006 and 2005, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to decrease income by $440 during the quarter ended March 31, 2006 and to increase income by $389 during the quarter ended March 31, 2005.
12.	Variable Interest Entity

On September 29, 2005, the Company and SNA Carbon, LLC (SNA Carbon) entered into an Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC (MSC), a limited liability company (a joint venture) formed to own and refurbish the coke plant facility contributed to it by the Company and to produce and sell metallurgical coke to and for the benefit of both parties. Upon formation of the joint venture, each party received a 50% voting interest in the joint venture.

In general, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, excluding demolition costs, plus 5%. Pursuant to coke supply agreements between the parties and the joint venture, the Company will acquire approximately 60% of all of the coke produced by the joint venture from inception through December 31, 2006. Each party will acquire 50% of all coke produced by the joint venture for all periods thereafter. Due to the disproportionate sale of coke by the joint venture from inception through December 31, 2006, the Company has been identified as the primary beneficiary of the joint venture in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

At March 31, 2006 and December 31, 2005, the net assets of the joint venture included in the consolidated balance sheet of the Company were as follows:

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$6,683	$3,629
Accounts receivable	3,904	962
Inventory	9,757	10,120
Other current assets	2,198	2,282

Total current assets	22,542	16,993
Restricted cash	17,590	13,691
Property, plant and equipment, net	117,361	99,595
Other assets	267	15,617

Total	157,760	145,896

Accounts payable	15,598	21,986
Other current liabilities	610	119
Other liabilities	87	86
Minority interest	88,363	74,234

Total	104,658	96,425

Net assets	$53,102	$49,471

Results of operations of the joint venture included in the consolidated results of operations of the Company for the quarter ended March 31, 2006 were as follows:

Net sales	$4,647
Cost of goods sold	(4,958)
Depreciation and amortization expense	(584)
Selling, general and administrative expense	(1,421)

Operating loss	(2,316)
Interest income, net	225

Loss before minority interest	$(2,091)

All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount exceeded the carrying cost of their investment by $268 and $14,817 at March 31, 2006 and December 31, 2005, respectively.
At March 31, 2006 and December 31, 2005, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.
13.	Commitments and Contingencies

Environmental Matters

Prior to confirmation of the Company’s plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (U.S. Environmental Protection Agency (USEPA)) environmental regulatory agencies. Consequently, the Company believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through March 31, 2006 could total up to $2,868, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,331 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility; (b) $414 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility, and (d) $22 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,700 at March 31, 2006, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on a preliminary estimate of the range of the possible cost to remediate, the Company has reserved $4,618 for such remediation measures.

The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by the MSC.

In July 2005, an additional environmental liability was identified regarding the potential of migration of subsurface oil from historical operations into waters of the Commonwealth of Pennsylvania. Consequently, a remediation plan was developed, and implementation of this plan commenced in the fourth quarter of 2005. An estimated expenditure of about $181 is expected to be made during 2006 to address this environmental liability.

Total accrued environmental liabilities amounted to $9,767 and $9,872 at March 31, 2006 and December 31, 2005, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Capital expenditures for environmental projects totaled $1,940 during the first quarter of 2006. The Company estimates capital expenditures for environmental projects to be $16,890 for 2006, $6,750 for 2007 and $6,500 for 2008. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period August 2006 through May 2007 at a price of $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the first quarter of 2006. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. This prepayment will be forfeited if coal is not taken under the contract.

In 2004, the Company entered into a take-or-pay contract to purchase coal each month with a minimum monthly charge of approximately $700. In January 2006, the Company extended this contract to purchase up to 11,500 tons of coal each month through December 31, 2007 at a price ranging from $60 to $65 per ton. Payments for delivery of coal under this contract totaled $884 and $2,900 during the quarters ended March 31, 2006 and 2005, respectively.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for delivery of oxygen under this contract totaled $2,770 and $2,316 during the quarters ended March 31, 2006 and 2005, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $2,783 and $2,412 during the quarters ended March 31, 2006 and 2005, respectively. At March 31, 2006, a maximum termination payment of approximately $30,675 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have committed to spend approximately $64,600, $12,100, $9,000 and $8,300 in 2006, 2007, 2008 and 2009, respectively, to refurbish a coke plant facility owned by MSC. SNA Carbon is committed to provide $60,000 in 2006 to fund these expenditures.

Guarantees

In March 2006, the Company entered into an operating lease for certain mobile equipment, which contains a residual lease guarantee approximating $581. This residual lease guarantee has been reflected in the financial statements as an obligation and is included in other current liabilities.

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

14.	Summarized Combined Financial Information

Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of the Company, is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by the Company and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the Company. Because the subsidiary guarantors are not material, individually and in the aggregate, the combined consolidating financial information for the Company and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$9,578	$—	$9,578
Trade accounts receivables	—	178,028	—	178,028
Inventories	—	218,433	—	218,433
Other current assets	122	17,600	—	17,722

Total current assets	122	423,639	—	423,761
Intercompany receivables	—	5,360	(5,360)	—
Investments and advances in affiliates	268,411	47,155	(268,411)	47,155
Property, plant and equipment, net	2,255	575,263	—	577,518
Restricted cash	—	17,590	—	17,590
Other non-current assets	896	42,215	—	43,111

Total assets	$271,684	$1,111,222	$(273,771)	$1,109,135

Liabilities and stockholders’ equity
Accounts payable	$1,500	$129,288	$—	$130,788
Other current liabilities	285	211,493	—	211,778

Total current liabilities	1,785	340,781	—	342,566
Intercompany payable	5,360	—	(5,360)	—
Long-term debt	—	277,396	—	277,396
Other non-current liabilities	122	136,271	—	136,393
Minority interest	—	88,363	—	88,363
Stockholders’ equity	264,417	268,411	(268,411)	264,417

Total liabilities and stockholders’ equity	$271,684	$1,111,222	$(273,771)	$1,109,135

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment, net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Other current liabilities	276	141,785	—	142,061

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest	—	74,234	—	74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended March 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$436,978	$—	$436,978
Cost of sales	—	408,118	—	408,118
Depreciation and amortizaton expense	—	8,307	—	8,307
Selling, administrative and general expense	2,019	18,631	—	20,650

Operating income (loss)	(2,019)	1,922	—	(97)
Interest expense	—	(6,151)	—	(6,151)
Other income including equity earnings of affiliates	(91)	2,816	91	2,816

Loss before income taxes	(2,110)	(1,413)	91	(3,432)
Income tax provision (benefit)	—	—	—	—

Loss before minority interest	(2,110)	(1,413)	91	(3,432)
Minority interest	—	1,322	—	1,322

Net loss	$(2,110)	$(91)	$91	$(2,110)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended March 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$399,508	$—	$399,508
Cost of sales	—	355,958	—	355,958
Depreciation and amortizaton expense	—	9,469	—	9,469
Selling, administrative and general expense	480	18,837	—	19,317

Operating income (loss)	(480)	15,244	—	14,764
Interest expense	—	(5,580)	—	(5,580)
Other income including equity earnings of affiliates	8,580	2,968	(8,580)	2,968

Income before income taxes	8,100	12,632	(8,580)	12,152
Income tax provision	—	4,052	—	4,052

Net income	$8,100	$8,580	$(8,580)	$8,100

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended March 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$—	$(54,681)	$—	$(54,681)

Investing activities:
Capital expenditures	—	(28,172)	—	(28,172)
Change in restricted cash used to fund capital expenditures	—	(3,899)	—	(3,899)
Other	—	(400)	—	(400)

Net cash used in investing activities	—	(32,471)	—	(32,471)

Financing activities:
Net borrowings	—	61,858	—	61,858
Change in book overdraft	—	(3,991)	—	(3,991)
Minority interest in consolidated subsidiary	—	30,000	—	30,000

Net cash provided by financing activities	—	87,867	—	87,867

Net change in cash and cash equivalents	—	715	—	715
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$9,578	$—	$9,578

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by (used in) operating activities	$4	$(88,581)	$—	$(88,577)

Investing activities:
Capital expenditures	(4)	(10,117)	—	(10,121)
Change in restricted cash used to fund capital expenditures	—	12,502	—	12,502
Other	—	1,114	—	1,114

Net cash provided by (used in) investing activities	(4)	3,499	—	3,495

Financing activities:
Net borrowings	—	51,979	—	51,979
Change in book overdraft	—	4,501	—	4,501
Other	—	—	—	—

Net cash provided by financing activities	—	56,480	—	56,480

Net decrease in cash and cash equivalents	—	(28,602)	—	(28,602)
Cash and cash equivalents, beginning of period	—	31,198	—	31,198

Cash and cash equivalents, end of period	$—	$2,596	$—	$2,596

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 13 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q and Item IA, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2005.
OVERVIEW
We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for steel service centers, converters, processors, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 60.5% of our shipments during the first quarter of 2006. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. In November 2004, we commissioned a new Consteel® electric arc furnace (EAF) that, along with the de-commissioning of one of our two blast furnaces, transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 19.6% of our steel tonnage shipped during the quarter ended March 31, 2006. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC), which together consumed 25.6% of our steel tonnage shipped during the first quarter of 2006, in the aggregate represented 21.7% of our net sales for the first quarter of 2006. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. Mountain State Carbon, LLC (MSC) owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
We are engaged in one line of business and operate in one business segment, the production, processing, fabrication and sale of steel and steel products. Our sales are made to customers, substantially all of which are located in the United States. All of our operating assets are located in the United States.
Prior to August 1, 2003, we were a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, we and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy on August 1, 2003. For a detailed discussion of the reorganization and the resulting application of fresh start reporting, refer to Notes 2 and 3 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Recent Developments
Background
We operate in the highly competitive global steel industry. Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions and expanding our participation in markets that allow for a higher margin. With the commissioning of our new EAF and the de-commissioning of one of our two blast furnaces, we, as a key strategy, have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. We have also entered into our

MSC coke joint venture and are rehabilitating the coke batteries, and we continue to make efficiency and reliability improvements in our facilities. As a result, we believe that our ability to pursue our business strategy and other business opportunities in a changing global steel industry is enhanced.
Shipments, Pricing and Production
Our steel shipments during the first quarter of 2006 totaled 620,668 tons. Steel prices strengthened somewhat during the first quarter of 2006, with the average per ton selling price of hot-rolled steel increasing from $546 per ton in December 2005 to $553 per ton in March 2006.
Our steel production during the first quarter of 2006 totaled 661,411 tons of slabs. Our new EAF produced 369,695 tons of liquid steel during the first quarter of 2006. The hot metal charging equipment for the EAF became operational during the second quarter of 2005. Throughout 2005, we, outside advisors and key equipment manufacturers addressed performance issues associated with the EAF start-up. We had resolved most of these issues by late 2005. As a result, significant improvements in the EAF’s recent performance have occurred. During the first quarter of 2006, the number of EAF heats per day, which is a key indicator of the EAF performance, averaged 15.6 heats per day (87% of capacity). The EAF principally utilizes scrap as a basic raw material input, the cost of which has historically reflected a strong correlation to the price of steel. Additionally, increased EAF usage will decrease our direct usage of coke and iron ore, two highly volatile raw materials, in terms of cost, and provides us with a more flexible operating strategy.
We completed installation of hot strip mill automatic roll changers at our Mingo Junction facility in February 2006. The automatic roll changers are expected to increase our annual hot rolling capacity by approximately 400,000 tons.
Raw Materials
Critical raw material inputs, principally scrap, zinc and natural gas, reflected price increases during the first quarter of 2006, as compared to the fourth quarter of 2005. Our MSC joint venture supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs. We will purchase coke from third parties during the first half of 2006 until a substantial portion of the refurbishment project is completed. MSC’s cost to produce coke during the first quarter of 2006 increased significantly as compared to the fourth quarter of 2005, principally due to an increase in the cost of coal and reduced production levels resulting from the on-going refurbishment of the MSC coke batteries.
Potential Insurance Recovery
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We received initial payments of $12.7 million on the claim. We are currently in discussions with representatives of the insurers and have undertaken the claims appraisal process pursuant to the terms of the insurance policy. Although we received these initial payments, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint (which has not been served) to preserve our rights.
Credit Arrangements and Covenant Compliance
On March 10, 2006, we reached agreement with both the lenders under our term loan agreement and the Emergency Steel Loan Guarantee Board (Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. In addition, our term loan amendment requires us to maintain minimum borrowing availability of at least $50 million under our revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in our revolving credit agreement.
In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment being made on April 3, 2006, the same date on which the June 30, 2006 scheduled principal payment of $6.25 million was made. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.

Stock unit awards
On March 10, 2006, we granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under our management stock incentive plan, as amended. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 42,652, 68,884 and 34,462 stock unit service awards on March 31, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of our stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of our common stock. We, at our sole discretion, have the option of settling stock unit awards in cash or by issuing common stock or a combination of both.
RESULTS OF OPERATIONS
Quarter ended March 31, 2006 versus quarter ended March 31, 2005
Net sales for the first quarter of 2006 totaled $437.0 million as compared to net sales of $399.5 million for the first quarter of 2005. Net sales for the first quarter of 2006 and 2005 included $14.8 million and $12.9 million, respectively, from the sale of excess raw materials. Net sales of steel products for the first quarter of 2006 totaled $422.2 million on steel shipments of 620,668 tons, or $680 per ton. Net sales of steel products for the first quarter of 2005 totaled $386.6 million on steel shipments of 522,803 tons, or $739 per ton. The increase in net sales was due to an increase in the volume of steel products sold and an increase in net sales from the sale of excess raw materials, offset by a reduction in the average selling price of steel products of $59 per ton. Steel shipments during the first quarter of 2005 were adversely affected by the basic oxygen furnace ductwork collapse, which occurred in December 2004.
Cost of sales for the first quarter of 2006 totaled $408.1 million as compared to cost of sales of $355.9 million for the first quarter of 2005. Cost of sales for the first quarter of 2006 included the cost of excess raw materials sold of $13.2 million and was reduced by a $7.3 million insurance recovery applicable to prior year claims. Cost of sales for the first quarter of 2005 included the cost of excess raw materials sold of $7.4 million and was reduced by $4.4 million related to the receipt of an environmental settlement applicable to prior year claims.
Cost of sales of steel products sold during the first quarter of 2006 totaled $402.2 million, or $648 per ton. Cost of sales of steel products sold during the first quarter of 2005 totaled $352.9 million, or $675 per ton. The overall increase in cost of steel products sold of $49.3 million resulted principally from an increase in the volume of steel products sold, offset by a reduction in the cost of steel products sold of $27 per ton. The decrease in the per ton cost to produce steel products resulted principally from changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of scrap decreased by approximately 23% during the first quarter of 2006 as compared to the first quarter of 2005. The cost of iron ore, coal, zinc and natural gas all increased during the first quarter of 2006 as compared to the first quarter of 2005, with the cost of iron ore, specifically, increasing by approximately 70%. Wage and salary costs also increased during the first quarter of 2006 principally due to an 8% hourly wage increase in May 2005 and a 3% hourly wage increase in September 2005, both increases being pursuant to the 2003 collective bargaining agreement, and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense decreased by $2.4 million during the first quarter of 2006 compared to the first quarter of 2005.
Depreciation expense for the first quarter of 2006 amounted to $8.3 million as compared to $9.5 million for the first quarter of 2005.
Selling, general and administrative expense for the first quarter of 2006 amounted to $20.6 million as compared to $19.3 million for the first quarter of 2005. Selling, general and administrative costs increased principally due to a 6% salaried wage increase in July 2005 and an increase in professional and consulting fees incurred during the first quarter of 2006.

Interest expense for the first quarter of 2006 amounted to $6.2 million as compared to $5.6 million for the first quarter of 2005. Average indebtedness outstanding for the first quarter of 2006 approximated $384.7 million as compared to $361.8 million for the first quarter of 2005, and the average rate of interest on all debt outstanding approximated 6.4% during the first quarter of 2006 as compared to 5.2% during the first quarter of 2005. Interest expense increased due to an increase in the amount of debt outstanding during the quarter and an increase in the average rate of interest on debt outstanding during the quarter.
Other income for the first quarter of 2006 totaled $2.8 million as compared to $3.0 million for the first quarter of 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates decreased by $0.3 million, and interest and other income increased by $0.1 million, during the first quarter of 2006 as compared to the first quarter of 2005.
No income tax benefit was provided during the first quarter of 2006 as it is not more likely than not that the tax benefit associated with losses incurred during the quarter will result in a reduction of future income taxes payable. Income tax expense of $4.1 million was provided during the first quarter of 2005.
The minority interest in the loss of a consolidated subsidiary for the first quarter of 2006 totaled $1.3 million. This amount related to the MSC joint venture.
A net loss of $2.1 million was incurred during the first quarter of 2006 as compared to net income of $8.1 million for the first quarter of 2005. Basic and diluted loss per share were $0.15 for the first quarter of 2006 as compared to basic earnings per share of $0.57 and diluted earnings per share of $0.56 for the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities
During the quarter ended March 31, 2006, we used $54.7 million of cash flow from operating activities, consisting of $74.5 million from changes in working capital, offset by $14.0 million from the net loss, adjusted for non-cash items of $16.1 million, and a $5.8 million change in non-current items. Working capital increased principally due to an increase in accounts receivable and inventory at March 31, 2006 as compared to December 31, 2005, offset by an increase in accounts payable at March 31, 2006 as compared to December 31, 2005. Accounts receivable increased due to an increase in the volume of sales in the month of March 2006. Inventory and accounts payable increased in order to meet future sales commitments and due to opportunistic purchases of certain raw materials during the first quarter of 2006 made to avoid anticipated future price increases.
During the quarter ended March 31, 2005, we used $88.6 million in cash flow from operating activities, consisting of a $115.6 million increase in working capital, offset by $26.7 million from net income, adjusted for non-cash items of $18.6 million, and a $0.3 million change in non-current items.
Cash Flow from Investing Activities
During the quarter ended March 31, 2006, capital expenditures and changes in restricted cash used to fund capital expenditures used $32.1 million in cash flow, and other investing activities used $0.4 million in cash flow.
During the quarter ended March 31, 2005, capital expenditures used $10.1 million in cash flow, offset by restricted cash used to fund capital expenditures of $12.5 million and other investing activities of $1.1 million.
Cash Flow from Financing Activities
During the quarter ended March 31, 2006, the minority interest investment in MSC provided $30.0 million in cash flow and net borrowings, including book overdrafts, provided $57.9 million in cash flow.
During the quarter ended March 31, 2005, net borrowings, including book overdrafts, provided $56.5 million in cash flow.

Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225 million revolving credit facility. At March 31, 2006, we had liquidity and capital resources of $61.7 million, consisting of cash and cash equivalents of $2.9 million (excluding joint venture cash of $6.7 million) and $58.8 million of availability under our revolving credit facility. As of March 31, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50.0 million. Accordingly, net borrowing availability noted above, reflects the $50.0 million borrowing availability reserve. At March 31, 2006, $85.7 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $30.5 million.
The amount outstanding under our revolving credit agreement increased from the March 31, 2006 level, primarily due to an estimated increase in working capital of approximately $24.1 million. Working capital increased as the result of an estimated increase in accounts receivable of $7.1 million, an estimated decrease in accounts payable of $12.4 million and increases in other working capital items of $4.6 million. As a result, as of April 30, 2006, $118.2 million was outstanding under the revolving credit agreement that together with the $30.5 million of outstanding letters of credit resulted in net borrowing availability, after reflecting the $50.0 million borrowing availability reserve, of $26.3 million.
The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.
$250 Million Term Loan Agreement
In August 2003, WPSC entered into a $250 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Loan Board and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must repay an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008.
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement. The amendment and waiver provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate and a 120 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $177.7 million in principal amount was outstanding as of March 31, 2006.
In September 2005, we further amended our term loan agreement. The amendment allowed, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150 million to $225 million and the elimination of the requirement to maintain minimum availability of at least $25 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
In March 2006, we reached agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. In addition, our term loan amendment requires us to maintain minimum borrowing availability of at least $50 million under our revolving credit agreement at all times or to comply with a minimum fixed charge coverage ratio, similar to the provision in our revolving credit agreement. In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment having been made on April 3, 2006, the same date on which the June 30, 2006 scheduled principal payment of $6.25 million was made. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.

Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.1% at March 31, 2006. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At March 31, 2006, the term loan balance was $212.4 million.
Pursuant to the provisions of our term loan agreement, we are subject to, and are currently in compliance with, various covenants, including compliance with the terms and conditions of the guarantee of the Loan Board and the related guarantee of the West Virginia Housing Development Fund, limitations on indebtedness, guarantee obligations, liens, sales of subsidiary stock, dividends, distributions and investments.
The amended term loan agreement also limits our ability to incur certain capital expenditures, including obligations under capital leases and capitalized repairs and replacements, not to exceed in the aggregate specified maximums for each calendar year.
$225 Million Revolving Credit Facility
In July 2005, we entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. The new credit facility amended and restated our $225 million revolving credit facility entered into in August 2003, which was scheduled to mature on August 1, 2006. The amended and restated revolving credit facility (i) extended the maturity date to July 8, 2009; (ii) provided for higher borrowing availability on certain collateral; and (iii) provided for lower borrowing rates and unused line fees, among other improvements.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 6.3% at March 31, 2006.
As of March 31, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50 million under the facility. At March 31, 2006, $85.7 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $30.5 million. We had $58.8 million of net availability under the facility at March 31, 2006.
$40 Million Series A Notes
In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin and OCC to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to us, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions. On April 25, 2006, the Series A notes were subject to a mandatory redemption of $0.7 million related to excess cash flow.

$20 Million Series B Notes
In August 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.
$10 Million Unsecured Note
In August 2003, WPSC issued an unsecured note in the aggregate principal amount of $10 million to WHX Corporation. In July 2004, the WHX note was sold by WHX to a third party. The unsecured note bears interest at 6% per annum, matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2006, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in four of our joint ventures, Wheeling-Nisshin, OCC, Feralloy-Wheeling Specialty Processing Co. and Jensen Bridge & Roofing Company, LLC, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CERTAIN OTHER OBLIGATIONS
In August 2003, we reached agreements with various parties to defer payments of indebtedness and reduce costs in order to preserve liquidity upon emergence from bankruptcy. These agreements include:
•	Modification and assumption agreement between WPSC and Danieli Corporation. Pursuant to the modified agreement, WPSC paid Danieli Corporation approximately $2.36 million. Approximately $3.8 million of the balance of the amount owed to Danieli Corporation was converted into a portion of the secured term loans under our term loan agreement that is not guaranteed by the Loan Board. The balance of the amount owed to Danieli Corporation was converted into a promissory note.
•	Loan modification agreement between WPSC and the Ohio Department of Development. Under this agreement, we made a $2.0 million partial prepayment of the $6.985 million owed by WPSC to the Ohio Department of Development pursuant to a loan, dated as of January 18, 2002, from the Ohio Department of Development and we were granted a two-year deferral from the effective date of the plan of reorganization of $4.985 million of such loan at an interest rate of 3% per annum, which was originally due in August 2005. In August 2005, WPSC and the Ohio Department of Development agreed to modify the repayment terms of the loan, providing for a $1.0 million payment in October 2005, a $1.5 million payment in July 2006, and a $2.485 million payment in December 2006.
•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5.0 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term expiring on August 1, 2008 and bears interest at a variable rate, which is reset annually and currently approximates 7.3% per annum.
CONTRACTUAL COMMITMENTS
As of March 31, 2006, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.
Contractual Payments Due
(Dollars in millions)

			Remaining
			Portion of	2007 to	2009 to
	Total		2006	2008	2010	Thereafter
Long-term debt (1)	$302.0		$24.0	$205.2	$23.9	$48.9
Capital leases (2)	6.9		0.8	1.5	1.5	3.1
Long-term operating leases (3)	24.1		2.9	7.4	6.1	7.7
Other long term liabilities:
Steelworker Pension Trust	25.9	(4)	8.3	17.6	—	—
OPEB	27.0	(5)	3.4	10.4	13.2	—
Coal miner retiree medical	3.7		0.1	0.3	0.3	3.0
Workers’ compensation	28.3	(6)	4.7	12.5	11.1	—
Special bonus payment	5.0	(7)	5.0	—	—	—
Purchase commitments:
Oxygen supply	97.5	(8)	6.2	18.4	21.6	51.3
Electricity	87.2	(9)	5.1	15.0	14.0	53.1
Coal	15.2	(10)	6.2	9.0	—	—
Coal	15.8	(11)	9.5	6.3	—	—
Capital commitments	25.0	(12)	25.0	—	—	—

Total	$663.5		$101.1	$303.6	$91.7	$167.1

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents scheduled principal payments on existing capital lease obligations.

3.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

4.	Amount represents estimated payments to the Steelworkers’ Pension Trust, pursuant to our labor agreement with the United Steelworkers of America (USW), through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2010.

6.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2005 and anticipates payment of approximately $6.25 million per year.

7.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy.

8.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

9.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day, regardless of whether any tons are produced. At March 31, 2006, a maximum termination payment of approximately $30.7 million would have been required to terminate the contract.

10.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

11.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the first quarter of 2006.

12.	Amounts reflect contractual commitments for capital expenditure as of March 31, 2006.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2006 through 2008 total approximately $225.6 million, and include, but are not limited to, the following capital expenditure projects:
•	$86.9 million toward completion of the refurbishment of the coke plant facility contributed to MSC ($64.5 million of which will be contributed to MSC by our joint venture partner);
•	$5.7 million for cold mill improvements at our Allenport facility; and
•	$1.5 million for completion of the installation of hot strip mill automatic roll changers at our Mingo Junction facility.
During the quarter ended March 31, 2006, we spent $28.2 million on capital expenditures. The minority interest investment in MSC provided $30.0 million, of which $3.9 million was placed in a restricted cash account, to offset capital expenditures made during the quarter.
VEBA TRUST AND PROFIT SHARING PLANS
Below are summaries of our contribution obligations to the Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (VEBA trust) and our two profit sharing plans, one for our USW-represented employees and the other for our salaried employees, excluding our officers. Our future obligations, if any, to the VEBA trust and these plans are subject to and based on the level of our profitability (as described below) for each completed quarter. In addition, we have discretion, to the extent provided by the terms of the agreement establishing the VEBA trust and the terms of the profit sharing plans, to satisfy some or all of our funding obligations with shares of our common stock or cash.

During the quarter ended March 31, 2006, we incurred an obligation to the VEBA trust of $0.2 million. We expect to settle this obligation by issuing common stock to the VEBA trust in the second quarter of 2006. During the quarter ended March 31, 2006, no profit sharing obligation was incurred.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of March 31, 2006, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above and $0.6 million in pre-funded cash is available to reduce future contributions due under clauses (i) and (iii) of the Variable Contributions described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.
In the event that we do not contribute a total of 400,000 shares of common stock to the VEBA trust under clause (ii) of the Variable Contribution formula described above by February 14, 2008, we are required to contribute 400,000 shares of our common stock to the VEBA trust, minus any shares of our common stock contributed prior to that date, no later than February 14, 2008.
“Operating cash flow,” for purposes of determining Variable Contributions, is defined as our earnings before interest and taxes, adjusted for certain amounts as set forth in the agreement with the USW (primarily unusual, extraordinary or non-recurring items).
During the quarter ended March 31, 2006, variable contributions of $0.2 million were incurred. We expect to settle this amount by issuing common stock to the VEBA trust in the second quarter of 2006.
Pursuant to a Stock Transfer Restriction and Voting Agreement, the trustee of the VEBA trust has agreed to limit the number of shares of WPC common stock that it may sell during the four years following the effective date of our plan of reorganization. During each of the two years following August 1, 2005, the VEBA trust has agreed not to sell more than 50% of the remaining Initial Shares within any consecutive 12-month period. These restrictions will not apply to any additional shares that we may contribute to the VEBA trust in satisfaction of our Variable Contribution obligation, if any. In connection with the stock transfer restrictions, the VEBA trust has also agreed that it will abstain from voting 1.3 million shares of common stock, or such lesser number of shares as it may hold from time to time, for the election of our directors.
Pursuant to a Registration Rights Agreement we entered into with the VEBA trust in 2003, the VEBA trust has the right to request that we register with the Securities and Exchange Commission (SEC) for sale on a delayed or continuous basis certain shares of our common stock held by the VEBA trust. We will cooperate with the VEBA trustee to register shares eligible for sale, and possibly assist in the orderly marketing of such shares. Alternatively, without registration, the VEBA trustee could sell such shares subject to the limitations set forth in SEC Rule 144.
Profit Sharing Plans
Pursuant to the collective bargaining agreement with the USW, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USW employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. We have the discretion to make future payments, if any, in cash or in our common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust under (iv) of the Variable Contribution formula described under “VEBA trust” above, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.
For the quarter ended March 31, 2006, no profit sharing obligation was incurred.
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
For the quarter ended March 31, 2006, no profit sharing obligation was incurred.
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
Fresh Start Reporting
In accordance with Statement of Position 90-7, effective as of July 31, 2003, we adopted ‘‘Fresh Start Reporting’’ for our reorganized company and recorded assets and liabilities at their fair values. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.
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
The discount rate applied to our OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2005 was 5.75%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan, which does not include hourly employees who retired prior to October 1, 2003. A 1%

increase in the discount rate would decrease the postretirement benefit obligation by approximately $10.3 million and a 1% decrease in the discount rate would increase the postretirement benefit obligation by approximately $8.8 million. A 1% increase in the discount rate would increase periodic post-retirement benefit costs by approximately $0.5 million annually and a 1% decrease in the discount rate would decrease periodic post-retirement benefit costs by approximately $0.5 million annually.
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
Deferred taxes
Full realization of net deferred tax assets is largely dependent on our ability to generate future taxable income and to substantially maintain our existing ownership. An ownership change, as defined in Section 382 of the Internal Revenue Code of 1986, occurring prior to August 1, 2005 could completely eliminate our ability to utilize net operating loss carryovers, and an ownership change occurring after August 1, 2005 could impose annual limitations on utilization of our net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. During 2000, our company recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy proceedings. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.
Environmental and legal contingencies
We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revise the amounts recorded in the period in which changes in estimate occur.
RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”, in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and permits the subsequent remeasurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect this statement to have a material impact on our financial statements.
The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on remeasurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect this statement to have a material impact on our financial statements.
The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, in May 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also applies to changes required by accounting pronouncements if the pronouncement does not provide for specific transition provisions. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial statements.
The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, in December 2004. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current-period costs and not as inventoriable costs. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect this statement to have a material impact on our financial statements.
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
Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. Our market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. We periodically enter into physical contracts for the advance purchase and delivery of natural gas in an effort to hedge against market fluctuations. Due to “mark-to- market” provisions in these contracts, as our market exposure decreases, we can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce our liquidity until that time. We do not use derivative instruments to hedge market risk relative to changing prices for raw materials.
Interest Rate Risk
The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At March 31, 2006, approximately 58% of the aggregate principal amount of our debt outstanding was at fixed rates with the balance outstanding under variable rates. Since our portfolio of debt is comprised of more than 50% of fixed-rate instruments, the fair value of debt is moderately sensitive to the effects of interest rate fluctuations. However, our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is somewhat sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $1.7 million.
Credit Risk
Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.

Foreign Currency Exchange Risk
We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
As of March 31, 2006, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As previously reported, the Company filed a lawsuit in Brooke County, West Virginia Circuit Court against CWVEC, a subsidiary of Massey Energy Company, seeking substantial monetary damages and specific performance. Discovery continues, and a trial date has been set for July 2006.
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We received initial payments of $12.7 million on the claim. We are currently in discussions with representatives of the insurers and have undertaken the claims appraisal process pursuant to the terms of the insurance policy. Although we received these initial payments, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint (which has not been served) to preserve our rights.
Item 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
10.1	Employment Agreement, effective as of April 1, 2006, between James G. Bradley and Wheeling-Pittsburgh Steel Corporation (incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Wheeling-Pittsburgh Corporation on April 27, 2006)

10.2	Employment Agreement, effective as of April 1, 2006, between Harry L. Page and Wheeling-Pittsburgh Steel Corporation (incorporate by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Wheeling-Pittsburgh Corporation on April 27, 2006)

10.3	Employment Agreement, effective as of April 1, 2006, between Donald E. Keaton and Wheeling-Pittsburgh Steel Corporation (incorporate by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Wheeling-Pittsburgh Corporation on April 27, 2006)

31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

/s/	Paul J. Mooney

Paul J. Mooney
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and
Principal Accounting Officer)
Dated: May 9, 2006