Form 10-Q
period 2006-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2006-08-08
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,713,708 shares of its common stock, par value $0.01 per share, issued and outstanding as of July 31, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net sales, including sales to affiliates of $88,390 $79,610, $183,246 and $179,449	$493,925	$415,237	$930,903	$814,745

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $83,703, 79,343, $176,385 and $172,416, excluding depreciation and amortization expense	445,384	385,979	853,502	741,937
Depreciation and amortization expense	8,830	8,423	17,137	17,892
Selling, general and administrative expense	20,425	15,577	41,075	34,894

Total cost and expenses	474,639	409,979	911,714	794,723

Operating income	19,286	5,258	19,189	20,022
Interest expense and other financing costs	(7,024)	(5,960)	(13,175)	(11,540)
Other income	3,838	3,093	6,654	6,061

Income before income taxes	16,100	2,391	12,668	14,543
Income tax provision (benefit)	5,233	(236)	5,233	3,816

Income before minority interest	10,867	2,627	7,435	10,727
Minority interest in earnings of consolidated subsidiary	(1,538)	—	(216)	—

Net income	$9,329	$2,627	$7,219	$10,727

Earnings per share:
Basic	$0.64	$0.18	$0.50	$0.76
Diluted	$0.63	$0.18	$0.49	$0.74

Weighted average shares (in thousands):
Basic	14,530	14,207	14,523	14,158
Diluted	14,829	14,418	14,734	14,418
The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$12,124	$8,863
Accounts receivables, less allowance for doubtful accounts of $2,932 and $2,594	194,885	132,643
Inventories	187,838	166,566
Prepaid expenses and deferred charges	16,931	21,732

Total current assets	411,778	329,804
Investment in and advances to affiliated companies	48,996	55,100
Property, plant and equipment, less accumulated depreciation of $92,818 and $75,977	598,866	557,500
Deferred income tax benefits	24,575	26,264
Restricted cash	24,377	13,691
Other intangible assets, less accumulated amortization of $2,083 and $1,795	3,269	4,725
Deferred charges and other assets	11,937	33,164

Total assets	$1,123,798	$1,020,248

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $12,733 and $21,020	$95,186	$117,821
Short-term debt	101,500	17,300
Payroll and employee benefits payable	48,464	41,125
Accrued income and other taxes	17,771	11,735
Deferred income taxes payable	24,575	26,264
Accrued interest and other liabilities	6,868	5,757
Deferred revenue	2,240	8,523
Long-term debt due in one year	28,044	31,357

Total current liabilities	324,648	259,882
Long-term debt	268,209	284,100
Employee benefits	122,931	123,498
Other liabilities	27,501	13,030

Total liabilities	743,289	680,510

Minority interest in consolidated subsidiary	105,409	74,234

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 14,717,234 and 14,686,354 issued; 14,710,568 and 14,679,688 shares outstanding	147	147
Additional paid-in capital	278,474	276,097
Accumulated deficit	(3,421)	(10,640)
Treasury stock, 6,666 shares, at cost	(100)	(100)

Total stockholders’ equity	275,100	265,504

Total liabilities and stockholders’ equity	$1,123,798	$1,020,248

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,219	$10,727
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	17,137	17,892
VEBA, profit sharing and other stock transactions	4,861	3,612
Other postretirement benefits	(897)	41
Deferred compensation and stock options	1,842	1,463
Equity income of affiliated companies, net of dividends	5,216	380
Interest paid-in-kind	940	888
Loss on disposition of assets	30	668
Deferred income taxes	1,168	3,816
Minority interest	216	—
Other	28	17
Changes in current assets and current liabilities:
Accounts receivable	(62,242)	(22,226)
Inventories	(21,272)	(45,660)
Other current assets	4,801	13,776
Accounts payable	(14,348)	(9,239)
Other current liabilities	3,877	(1,894)
Other assets and liabilities, net	6,987	(4,944)

Net cash used in operating activities	(44,437)	(30,683)

Cash flows from investing activities:
Payments from affiliates	1,350	1,250
Investment in affiliates	(462)	—
Capital expenditures	(58,245)	(39,617)
Restricted cash used to fund capital expenditures	(10,686)	12,502
Proceeds from sale of assets	—	344

Net cash used in investing activities	(68,043)	(25,521)

Cash flows from financing activities:
Book overdraft	(8,287)	3,149
Net change in short-term debt	84,200	31,500
Repayment of long-term debt	(20,172)	(6,916)
Minority interest investment in subsidiary	60,000	—

Net cash provided by financing activities	115,741	27,733

Increase (decrease) in cash and cash equivalents	3,261	(28,471)
Cash and cash equivalents, beginning of period	8,863	31,198

Cash and cash equivalents, end of period	$12,124	$2,727

The accompanying notes are an integral part of the financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

			Additional	Accumulated
	Preferred	Common	Paid-in	Earnings	Treasury
	Stock	Stock	Capital	(Deficit)	Stock	Total
Balance, December 31, 2004	$—	$144	$267,327	$23,194	$(60)	$290,605
Shares issued:
Employee benefit plans	—	3	5,712	—	—	5,715
Restricted stock	—	—	—	—	—	—
Restricted stock forfeiture	—	—	40	—	(40)	—
Compensation expense recognized	—	—	2,687	—	—	2,687
Stock option grants	—	—	331	—	—	331
Net loss	—	—	—	(33,834)	—	(33,834)

Balance, December 31, 2005	—	147	276,097	(10,640)	(100)	265,504
Shares issued:
Employee benefit plans	—	—	535	—	—	535
Compensation expense recognized	—	—	1,669	—	—	1,669
Stock option grants	—	—	173	—	—	173
Net income	—	—	—	7,219	—	7,219

Balance, June 30, 2006	$—	$147	$278,474	$(3,421)	$(100)	$275,100

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2004	14,437,223	4,000	14,433,223
Shares issued — employee benefit plans	238,631	—	238,631
Restricted stock issued	10,500	—	10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued — employee benefit plans	30,880	—	30,880

Balance, June 30, 2006	14,717,234	6,666	14,710,568

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)
1.	Basis of Presentation

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

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect this interpretation to have a material impact on its financial statements.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”, in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and permits the subsequent remeasurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial statements.

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

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $67,890 and $48,109 during the quarters ended June 30, 2006 and 2005, respectively, and had sales to Wheeling-Nisshin of $139,051 and $109,933 during the six months ended June 30, 2006 and 2005, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. During the quarter and six months ended June 30, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $3,847 and $28,585, respectively. The Company reported dividends from Wheeling-Nisshin of $10,715 and $5,000 during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $3,373 and $3,439, respectively, and had accounts payable to Wheeling-Nisshin of $936 and $726, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $20,063 and $31,501 during the quarters ended June 30, 2006 and 2005, respectively, and had sales to OCC of $43,576 and $69,516 during the six months ended June 30, 2006 and 2005, respectively. Sales to OCC are made at prevailing market prices. At June 30, 2006 and December 31, 2005, the Company had accounts receivable due from OCC of $8,025 and $8,852, respectively. At June 30, 2006 and December 31, 2005, the Company has a loan receivable due from OCC of $6,350 and $7,700, respectively, which bears interest at a variable rate, which currently approximates 6.9%. The Company recorded interest income on the loan receivable of $106 and $173 during the quarters ended June 30, 2006 and 2005, respectively, and recorded interest income on the loan receivable of $227 and $284 during the six months ended June 30, 2006 and 2005, respectively. The Company received principal payments on the loan of $1,000 and $350 during the quarters ended June 30, 2006 and 2005, respectively, and received principal payments on the loan of $1,350 and $1,250 during the six months ended June 30, 2006 and 2005, respectively.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During the quarters and six months ended June 30, 2006 and 2005, the Company received dividends from Feralloy of $147 and $147, respectively.

During the first quarter of 2006, the Company acquired 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, that produces and sells corrugated roofing products. The joint venture is accounted for using the equity method of accounting. The Company had sales to Jensen Bridge during the quarter and six months ended June 30, 2006 of $437 and $619, respectively. Sales to Jensen Bridge are made at prevailing market prices. At June 30, 2006, the Company had accounts receivable due from Jensen Bridge of $224.

5.	Insurance Recovery

During the six months ended June 30, 2006, the Company received $12,659 in partial settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. Of this amount, $7,299 was recorded as a reduction of cost of goods sold during the six months ended June 30, 2006 and $5,360 was recorded as a reduction of cost of goods sold during the quarter ended December 31, 2005.

6.	Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. These shares vest, subject to forfeiture, in increments of one-third of the total grant to each individual ratably over three years. Of these shares, 329,334 shares have vested to date, 164,000 shares will vest two business days after the earnings release for the second quarter of 2006 and 6,666 shares have been forfeited. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which vest, subject to forfeiture, two business days after the earnings release for the second quarter of 2006. No shares of non-vested restricted stock vested under these plans during the quarters and six months ended June 30, 2006 and 2005. No shares granted under these plans are subject to retirement eligible provisions.

The grant date fair value of non-vested restricted stock is measured as being equal to the fair value of the Company’s common stock on the date of grant. The 10,500 shares of non-vested restricted stock granted during the six months ended June 30, 2005 had a grant date fair value of $39.01 per share.

A summary of activity under these plans as of June 30, 2006 and changes during the six months then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2005	174,500	$16.44
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	—	—

Balance, June 30, 2006	174,500	$16.44

Compensation expense under these plans is equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant. Compensation expense related to these plans amounted to $689 and $684 for the quarters ended June 30, 2006 and 2005, respectively, and $1,381 and $1,304 for the six months ended June 30, 2006. At June 30, 2006, unrecognized compensation expense relative to non-vested restricted stock amounted to $228. This amount will be amortized to expense ratably through August 2006.

Stock options:

The Company maintains a stock option plan for non-employee directors of the Company pursuant to which it granted stock options for 4,312 and 5,393 shares of its common stock during the quarters ended June 30, 2006 and 2005, respectively, at an exercise price of $25.48 and $19.58 per share, respectively. The Company granted stock options for 10,200 and 8,115 shares of its common stock during the six months ended June 30, 2006 and 2005, respectively, at a weighted average exercise price of $21.12 and $26.05, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during the quarters and six months ended June 30, 2006 and 2005.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended June 30, 2006 and 2005 was $19.03 and $14.09 per share, respectively, and the weighted average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $16.92 and $19.59, respectively, determined using the following assumptions:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average risk-free interest rate	5.21%	4.12%	5.00%	4.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	83.79%	77.87%	84.03%	80.87%
Expected life (years)	10	10	10	10
A summary of activity under this plan as of June 30, 2006 and changes during the six months then ended is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2005	62,397	$15.53
Granted	10,200	21.12
Exercised	—	—
Expired	—	—

Outstanding, June 30, 2006	72,597	$16.31	$426

Exercisable, June 30, 2006	72,597	$16.31	$426

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $83 and $76 during the quarters ended June 30, 2006 and 2005, respectively, and $173 and $159 during the six months ended June 30, 2006 and 2005, respectively.

Stock unit awards:

On March 10, 2006, the Company granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under its management stock incentive plan, as amended. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 42,652, 68,884 and 34,462 on March 31, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under the plan vested during the quarter and six months ended June 30, 2006. No stock unit awards granted under this plan are subject to retirement eligible provisions.

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. The grant date fair value of stock unit service awards granted during the six months ended June 30, 2006 was $18.86 per stock unit service award. The grant date fair value of stock unit performance awards is measured using a lattice-based valuation model.

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the vesting or requisite service period for each grant. Compensation expense related to stock unit awards for the quarter and six months ended June 30, 2006 was not material.

The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At June 30, 2006, 10,500 restricted shares of common stock had been issued under the management stock incentive plan, 72,597 options to acquire shares of common stock were outstanding under the plan and 249,337 stock unit awards were outstanding under the plan.

7.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$424	$413	$850	$827
Interest cost	1,456	1,325	2,912	2,649
Expected return on assets	(102)	—	(205)	—
Amortization of prior service credit	(1,169)	(1,196)	(2,339)	(2,393)
Recognized actuarial loss	271	310	542	621

Net periodic cost	$880	$852	$1,760	$1,704

The Company contributed $45 and $57 to its defined benefit pension plan during the quarter and six months June 30, 2005. The Company made payments of $1,207 and $723 for other postretirement benefits during the quarters ended June 30, 2006 and 2005, respectively, and $2,405 and $1,477 during the six months ended June 30, 2006 and 2005, respectively. The Company does not expect to make any contributions to its defined benefit pension plan during 2006 and expects to make payments of $4,482 for other postretirement benefits during 2006.

8.	VEBA and Profit Sharing Expense

During the quarter ended June 30, 2006, the Company incurred VEBA and profit sharing expense of $6,164. The Company expects to satisfy $4,326 of this obligation by issuing common stock during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the third quarter of 2006. During the quarter ended June 30, 2005, the Company incurred VEBA and profit sharing expense of $1,803. Of this amount, $500 was satisfied with pre-funded amounts. The Company satisfied the remaining portion of this amount obligation by issuing 69,636 shares of common stock during the second and third quarters of 2005.

During the six months ended June 30, 2006, the Company incurred VEBA and profit sharing expense of $6,327. The Company satisfied $163 of this obligation by issuing 6,887 shares of common stock in the second quarter of 2006 and expects to satisfy $4,326 of this obligation by issuing common stock during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the third quarter of 2006. During the six months ended June 30, 2005, the Company incurred VEBA and profit sharing expense of $4,368. Of this amount, $1,000 was settled with pre-funded amounts. The Company satisfied the remaining portion of this obligation by issuing 159,897 shares of common stock and by making a cash payment of $26 during the second and third quarters of 2005.

9.	Other Income

Other income consisted of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Equity income from affiliates	$3,276	$2,052	$5,646	$4,767
Other income	562	1,041	1,008	1,294

Total	$3,838	$3,093	$6,654	$6,061

10.	Earnings Per Share

For the quarters and six months ended June 30, 2006 and 2005, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income available to common shareholders	$9,329	$2,627	$7,219	$10,727

Weighed-average basic shares outstanding	14,530	14,207	14,523	14,158
Dilutive effect of:
Non-vested restricted stock	143	196	114	241
Stock options	22	15	16	19
Stock unit awards	134	—	81	—

Weighed-average diluted shares outstanding	14,829	14,418	14,734	14,418

Basic earnings per share	$0.64	$0.18	$0.50	$0.76
Diluted earnings per share	$0.63	$0.18	$0.49	$0.74
For the quarters ended June 30, 2006 and 2005, stock options for 18,488 and 19,529 shares of common stock at a weighted average exercise price of $28.86 and $27.05 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the six months ended June 30, 2006 and 2005, stock options for 18,448 and 8,115 shares of common stock at a weighted average exercise price of $28.86 and $26.05 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and six months ended June 30, 2005, 10,500 shares of non-vested restricted common stock were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

11.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 92% of inventories are valued using the LIFO method.

	June 30,	December 31,
	2006	2005
Raw materials	$58,962	$49,193
In-process	167,111	155,860
Finished products	30,149	28,870
Other materials and supplies	156	152

Total current cost	256,378	234,075
Excess of current cost over carrying cost	(68,540)	(67,509)

Carrying cost	$187,838	$166,566

During the quarters and six months ended June 30, 2006 and 2005, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase operating income by $2,343 and $4,250 for the quarters ended June 30, 2006 and 2005, respectively, and to increase operating income by $1,903 and $4,640 for the six months ended June 30, 2006 and 2005, respectively.

12.	Other Intangible Assets

Under the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and SFAS No. 109 “Accounting for Income Taxes”, pre-confirmation net operating loss carryforwards and benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill and then to reduce other intangible assets, and finally as a credit to equity. During the quarter and six months ended June 30, 2006, other intangible assets was reduced by $1,168, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of other deferred tax assets for which a full valuation allowance had been provided.

13.	Variable Interest Entity

On September 29, 2005, the Company and SNA Carbon, LLC (SNA Carbon) entered into an Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC (MSC), (a joint venture formed to own and refurbish the coke plant facility contributed to it by the Company and to produce and sell metallurgical coke to and for the benefit of both parties. Upon formation of the joint venture, each party received a 50% voting interest in the joint venture.

In general, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, excluding demolition costs, plus 5%. Pursuant to coke supply agreements between the parties and the joint venture, the Company will acquire approximately 60% of all of the coke produced by the joint venture from inception through December 31, 2006. Each party will acquire 50% of all coke produced by the joint venture for all periods thereafter. Due to the disproportionate sale of coke by the joint venture from inception through December 31, 2006, the Company has been identified as the primary beneficiary of the joint venture in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46(R)).

At June 30, 2006 and December 31, 2005, the net assets of the joint venture included in the consolidated balance sheet of the Company were as follows:

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$6,745	$3,629
Accounts receivable	4,484	962
Inventory	14,493	10,120
Other current assets	1,572	2,282

Total current assets	27,294	16,993
Restricted cash	24,377	13,691
Property, plant and equipment, net	139,356	99,595
Other assets	—	15,617

Total	191,027	145,896

Accounts payable	12,240	21,986
Other current liabilities	761	119
Other liabilities	14,316	86
Minority interest	105,409	74,234

Total	132,726	96,425

Net assets	$58,301	$49,471

Results of operations of the joint venture included in the consolidated results of operations of the Company for the quarter and six months ended June 30, 2006 were as follows:

	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Net sales	$11,153	$15,800
Cost of goods sold, excluding depreciation and amortization expense	(5,102)	(10,060)
Depreciation and amortization expense	(1,058)	(1,642)
Selling, general and administrative expense	(1,580)	(3,001)

Operating income	3,413	1,097
Interest income, net	345	570

Income before minority interest	$3,758	$1,667

All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount was less than the carrying cost of their investment by $14,224 at June 30, 2006 and exceeded the carrying cost of their investment by $14,817 at December 31, 2005.

At June 30, 2006 and December 31, 2005, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.

14.	Long-term Debt

In March 2006, the term loan lenders and the Emergency Steel Loan Guarantee Board agreed to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under the term loan agreement through the quarter ending June 30, 2007, not requiring compliance with these covenants until the quarter ending September 30, 2007. The term loan agreement, as amended, requires the Company to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50,000 at all times under its revolving credit agreement.

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

During the second quarter of 2006, the Company received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. It is expected that this inquiry will commence in the third or fourth quarter of 2006.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through June 30, 2006 could total up to $2,970, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,335 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility; (b) $512 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility; and (d) $22 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,700 at June 30, 2006, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,616 for such remediation measures.

The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by the MSC.

In July 2005, an additional environmental liability was identified regarding the potential of migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. Consequently, a remediation plan was developed, and implementation of this plan commenced in the fourth quarter of 2005. An estimated expenditure of $1,000 is expected to be made during 2006 to address this environmental liability.

Total accrued environmental liabilities amounted to $10,686 and $9,872 at June 30, 2006 and December 31, 2005, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Capital expenditures for environmental projects totaled $3,430 during the six months ended June 30, 2006. The Company estimates capital expenditures for environmental projects to be $6,900 for 2006, $10,460 for 2007 and $9,420 for 2008. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the six months ended June 30, 2006. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. This prepayment will be forfeited if coal is not taken under the contract.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for delivery of oxygen under this contract totaled $3,040 and $2,377 during the quarters ended June 30, 2006 and 2005, respectively, and $5,810 and $4,693 during the six months ended June 30, 2006 and 2005, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $3,386 and $2,407 during the quarters ended June 30, 2006 and 2005, respectively, and $6,169 and $4,819 during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, a maximum termination payment of approximately $30,675 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. Current estimates are to spend approximately $87,10000, $18,700, $9,500 and $9,200 in 2006, 2007, 2008 and 2009, respectively The Company has committed to make capital contributions of up to $38,000 and SNA Carbon has committed to make capital contributions of up to $68,000 ($60,000 of which was contributed during the first six months of 2006) to fund these expenditures. Additional required funding will be made by the joint venture or the joint venture partners in accordance with the joint venture agreement.

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

16.	Summarized Combined Financial Information

Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of the Company, is the issuer of the outstanding $40 million Series A notes and $20 million Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by the Company and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the Company. Because the subsidiary guarantors are not material, individually and in the aggregate, the consolidating financial information for the Company and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$12,124	$—	$12,124
Trade accounts receivables	—	194,885	—	194,885
Inventories	—	187,838	—	187,838
Other current assets	122	16,809	—	16,931

Total current assets	122	411,656	—	411,778
Intercompany receivables	—	5,893	(5,893)	—
Investments and advances in affiliates	279,602	48,996	(279,602)	48,996
Property, plant and equipment, net	2,255	596,611	—	598,866
Restricted cash	—	24,377	—	24,377
Other non-current assets	896	38,885	—	39,781

Total assets	$282,875	$1,126,418	$(285,495)	$1,123,798

Liabilities and stockholders’ equity
Accounts payable	$1,500	$93,686	$—	$95,186
Other current liabilities	260	229,202	—	229,462

Total current liabilities	1,760	322,888	—	324,648
Intercompany payable	5,893	—	(5,893)	—
Long-term debt	—	268,209	—	268,209
Other non-current liabilities	122	150,310	—	150,432
Minority interest	—	105,409	—	105,409
Stockholders’ equity	275,100	279,602	(279,602)	275,100

Total liabilities and stockholders’ equity	$282,875	$1,126,418	$(285,495)	$1,123,798

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment, net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Other current liabilities	276	141,785	—	142,061

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest	—	74,234	—	74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended June 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$493,925	$—	$493,925
Cost of sales	—	445,384	—	445,384
Depreciation and amortizaton expense	—	8,830	—	8,830
Selling, administrative and general expense	476	19,949	—	20,425

Operating income (loss)	(476)	19,762	—	19,286
Interest expense	—	(7,024)	—	(7,024)
Other income including equity earnings of affiliates	9,920	3,838	(9,920)	3,838

Income before income taxes	9,444	16,576	(9,920)	16,100
Income tax provision	115	5,118	—	5,233

Income before minority interest	9,329	11,458	(9,920)	10,867
Minority interest	—	(1,538)	—	(1,538)

Net income	$9,329	$9,920	$(9,920)	$9,329

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended June 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$415,237	$—	$415,237
Cost of sales	—	385,979	—	385,979
Depreciation and amortizaton expense	—	8,423	—	8,423
Selling, administrative and general expense	472	15,105	—	15,577

Operating income (loss)	(472)	5,730	—	5,258
Interest expense	—	(5,960)	—	(5,960)
Other income including equity earnings of affiliates	3,099	3,093	(3,099)	3,093

Income before income taxes	2,627	2,863	(3,099)	2,391
Income tax provision (benefit)	—	(236)	—	(236)

Net income	$2,627	$3,099	$(3,099)	$2,627

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$930,903	$—	$930,903
Cost of sales	—	853,502	—	853,502
Depreciation and amortizaton expense	—	17,137	—	17,137
Selling, administrative and general expense	2,495	38,580	—	41,075

Operating income (loss)	(2,495)	21,684	—	19,189
Interest expense	—	(13,175)	—	(13,175)
Other income including equity earnings of affiliates	9,829	6,654	(9,829)	6,654

Income before income taxes	7,334	15,163	(9,829)	12,668
Income tax provision	115	5,118	—	5,233

Income before minority interest	7,219	10,045	(9,829)	7,435
Minority interest	—	(216)	—	(216)

Net income	$7,219	$9,829	$(9,829)	$7,219

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$814,745	$—	$814,745
Cost of sales	—	741,937	—	741,937
Depreciation and amortizaton expense	—	17,892	—	17,892
Selling, administrative and general expense	952	33,942	—	34,894

Operating income (loss)	(952)	20,974	—	20,022
Interest expense	—	(11,540)	—	(11,540)
Other income including equity earnings of affiliates	11,679	6,061	(11,679)	6,061

Income before income taxes	10,727	15,495	(11,679)	14,543
Income tax provision	—	3,816	—	3,816

Net income	$10,727	$11,679	$(11,679)	$10,727

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$—	$(44,437)	$—	$(44,437)

Investing activities:
Capital expenditures	—	(58,245)	—	(58,245)
Change in restricted cash used to fund capital expenditures	—	(10,686)	—	(10,686)
Other	—	888	—	888

Net cash used in investing activities	—	(68,043)	—	(68,043)

Financing activities:
Net borrowings	—	64,028	—	64,028
Change in book overdraft	—	(8,287)	—	(8,287)
Minority interest investment in subsidiary	—	60,000	—	60,000
Other	—	—	—	—

Net cash provided by financing activities	—	115,741	—	115,741

Net increase in cash and cash equivalents	—	3,261	—	3,261
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$12,124	$—	$12,124

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$—	$(30,683)	$—	$(30,683)

Investing activities:
Capital expenditures	—	(39,617)	—	(39,617)
Change in restricted cash used to fund capital expenditures	—	12,502	—	12,502
Other	—	1,594	—	1,594

Net cash used in investing activities	—	(25,521)	—	(25,521)

Financing activities:
Net borrowings	—	24,584	—	24,584
Change in book overdraft	—	3,149	—	3,149
Other	—	—	—	—

Net cash provided by financing activities	—	27,733	—	27,733

Net decrease in cash and cash equivalents	—	(28,471)	—	(28,471)
Cash and cash equivalents, beginning of period	—	31,198	—	31,198

Cash and cash equivalents, end of period	$—	$2,727	$—	$2,727

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS CAUTIONARY LANGUAGE
The information contained in this filing, other than historical information, consists of forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. In particular, statements containing estimates or projections of future operating or financial performance are not historical facts, and only represent a belief based on various assumptions, all of which are inherently uncertain. Forward-looking statements reflect the current views of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others, factors relating to (1) the risk that the businesses of CSN Holdings and Wheeling-Pittsburgh will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) the ability of CSN, CSN Holdings and Wheeling-Pittsburgh to realize the expected benefits from the proposed strategic alliance, including expected operating efficiencies, synergies, cost savings and increased productivity, and the timing of realization of any such expected benefits; (3) lower than expected operating results for Wheeling-Pittsburgh for the remainder of 2006 or for the strategic alliance; (4) the risk of unexpected consequences resulting from the strategic alliance; (5) the risk of labor disputes, including as a result of the proposed strategic alliance or the failure to reach a satisfactory collective bargaining with the production employees; (6) the ability of the strategic alliance to operate successfully within a highly cyclical industry; (7) the extent and timing of the entry of additional competition in the markets in which the strategic alliance will operate; (8) the risk of decreasing prices for the strategic alliance’s products; (9) the risk of significant supply shortages and increases in the cost of raw materials, especially carbon slab supply, and the impact of rising natural gas prices; (10) rising worldwide transportation costs due to historically high and volatile oil prices; (11) the ability of the strategic alliance to complete, and the cost and timing of, capital improvement projects, including upgrade and expansion of Wheeling-Pittsburgh’s hot strip mill and construction of an additional galvanizing line; (12) increased competition from substitute materials, such as aluminum; (13) changes in environmental and other laws and regulations to which the strategic alliance are subject; (14) adverse changes in interest rates and other financial market conditions; (15) failure of the convertible financing proposed to be provided by CSN to be converted to equity; (16) changes in United States trade policy and governmental actions with respect to imports, particularly with respect to restrictions or tariffs on the importation of carbons slabs; and (17) political, legal and economic conditions and developments in the United States and in foreign countries in which the strategic alliance will operate. There is no guarantee that the expected events, trends or results will actually occur. The statements are based on many assumptions and factors, and any changes in such assumptions or factors could cause actual results to differ materially from current expectations. CSN, CSN Holdings and Wheeling-Pittsburgh assume no duty to update forward-looking statements. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained in CSN’s and Wheeling-Pittsburgh’s other filings with the SEC. For a discussion of some of the risk factors that may cause such a difference, see Note 15 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q and Item IA, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
OVERVIEW
We, through Wheeling-Pittsburgh Steel Corporation (WPSC), our wholly-owned principal operating subsidiary, produce flat rolled steel products for steel service centers, converters, processors, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 58.8% of our shipments during the first six months of 2006. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. In November 2004, we commissioned a new Consteel® electric arc furnace (EAF) that, along with the de-commissioning of one of our two blast furnaces, transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 19.5% of our steel tonnage shipped during the first six months of 2006. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC), which together consumed 23.7% of our steel tonnage shipped during the first six months of 2006, in the aggregate represented 19.6% of our net sales for the first six months of 2006. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. Mountain State Carbon, LLC (MSC) owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
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
Recent Developments
Background
We operate in the highly competitive global steel industry. Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing us flexibility to react to changing economic conditions and expanding our participation in markets that allow for a higher margin. With the commissioning of our new EAF and the de-commissioning of one of our two blast furnaces, we, as a key strategy, have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. We have also entered into our MSC coke joint venture and are rehabilitating the coke batteries, and we continue to make efficiency and reliability improvements in our facilities. As a result, we believe that our ability to pursue our business strategy and other business opportunities in a changing global steel industry is enhanced.
Shipments, Pricing and Production
Our steel shipments during the first six months of 2006 totaled 1,288,612 tons. Steel prices strengthened during the first six months of 2006, with the average per ton selling price of hot-rolled steel increasing from $546 per ton in December 2005 to $596 per ton in June 2006.
Our steel production during the first six months of 2006 totaled 1,337,060 tons of slabs. Our EAF produced 697,032 tons of liquid steel during the first six months of 2006. Throughout 2005, we, outside advisors and key equipment manufacturers addressed performance issues associated with the EAF start-up. We resolved most of these issues by late 2005. As a result, the EAF is currently producing at reliable levels. With current market conditions, we are operating to maximize steel production. We maximize production by utilizing our blast furnace and basic oxygen furnace and our EAF in concert, at levels dependent on the cost of metallic inputs. Our combined production of liquid steel during the second quarter totaled 689,000 tons, which approximates 95% of our normalized production limit.
We completed installation of hot strip mill automatic roll changers at our Mingo Junction facility in February 2006. The automatic roll changers are expected to increase our annual hot rolling capacity to approximately 3,400,000 tons per year.
Raw Materials
Critical raw material inputs, principally scrap, coal and zinc, reflected price increases during the first six months of 2006, as compared to the fourth quarter of 2005. Our MSC joint venture supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs after completion of the coke plant facility refurbishment project. We will purchase coke from third parties during 2006 until a substantial portion of the refurbishment project is completed. MSC’s cost to produce coke during the first six months of 2006 decreased as compared to the fourth quarter of 2005.

Strategic Alliance
On May 5, 2006 we and Companhia Siderurgica National (CSN) jointly announced that both parties were in discussions concerning a strategic alliance in North America that could involve a minority interest in Wheeling-Pittsburgh Corporation, a long-term supply agreement and other strategic considerations.
On August 3, 2006, we announced that we had negotiated the material points of an arrangement that, when completed, would combine the North American assets of CSN with us. We expect to complete and file definite documentation concerning the transaction upon expiration of the “right to bid” period set forth in the United Steelworkers’ of America (USW) collective bargaining agreement unless the USW or its assignee files a competing bid for consideration by our Board of Directors prior to the expiration of that period.
Under the terms of the proposed arrangement, CSN will contribute its modern, independent steel processing facility in Terre Haute, Indiana, with an annual capacity of 900,000 tons, make a cash investment of $225 million through financing that would be convertible into approximately 11.8 million shares of the new Wheeling-Pittsburgh Corporation within a three-year period, subject to approval from the USW. The arrangement provides exclusive distribution rights for CSN flat rolled steel products in the United States and Canada, a commitment to a long-term slab supply agreement. In exchange for this contribution, CSN will receive 49.5% ownership in a new holding company, Wheeling-Pittsburgh Corporation, the remaining 50.5% of which will be owned by our current shareholders. These percentages do not reflect conversion of the aforementioned financing.
Upon completion, we as well as CSN’s operating subsidiary in Terre Haute, Indiana will become wholly-owned subsidiaries of the new Wheeling-Pittsburgh Corporation. The new holding company intends to seek listing on NASDAQ.
Approximately $150 million of CSN’s $225 million cash investment will be used for capital improvements, including upgrading and expanding capacity of our hot strip mill to approximately 4.0 million tons and the addition of a second, 350,000-ton galvanizing line at the Terre Haute facility. The remainder of the proceeds will be used to strengthen the liquidity position of the combined companies.
Esmark Plan to Seek Election of Directors
On July 17, 2006, The Bouchard Group LLC and Esmark, Incorporated (Esmark) announced that they plan to seek the election of a new slate of directors at our 2006 annual meeting. If successful in the election of their nominees to our board of directors, Esmark has stated that it intends to present a proposal to the WPC board of directors to merge Esmark with us, which would be subject to approval by our stockholders.
Potential Insurance Recovery
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We received initial payments of $12.7 million on the claim. We are currently in discussions with representatives of the insurers and have undertaken the claims appraisal process pursuant to the terms of the insurance policy. Although we received these initial payments, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint to preserve our rights. The court will hold a hearing on August 11, 2006 regarding the selection of an umpire for the appraisal process. The parties have filed an agreement with the court to stay the requirement of any responsive pleadings as the appraisal process is completed.
Net Operating Loss Carryover Limitation
Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in 2006 and subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2005 approximated $325 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $4 million to $5 million in 2006 and $8 million to $10 million for years subsequent to 2006.

RESULTS OF OPERATIONS
Quarter ended June 30, 2006 versus quarter ended June 30, 2005
Net sales for the second quarter of 2006 totaled $493.9 million as compared to net sales of $415.2 million for the second quarter of 2005. Net sales for the second quarter of 2006 and 2005 included $15.0 million and $27.0 million, respectively, from the sale of excess raw materials (which includes coke sales to our joint venture partner). Net sales of steel products for the second quarter of 2006 totaled $478.9 million on steel shipments of 667,944 tons, or $717 per ton. Net sales of steel products for the second quarter of 2005 totaled $388.2 million on steel shipments of 546,688 tons, or $710 per ton. The increase in net sales was due to an increase in the volume of steel products sold and an increase in the average selling price of steel products of $7 per ton, offset by a decrease in the sale of excess raw materials.
Cost of sales for the second quarter of 2006 totaled $445.4 million as compared to cost of sales of $386.0 million for the second quarter of 2005. Cost of sales for the second quarter of 2006 included the cost of excess raw materials sold of $11.5 million and was reduced by a $0.6 million insurance recovery applicable to prior year claims. Cost of sales for the second quarter of 2005 included the cost of excess raw materials sold of $14.8 million.
Cost of sales of steel products sold during the second quarter of 2006 totaled $434.5 million, or $651 per ton. Cost of sales of steel products sold during the second quarter of 2005 totaled $371.2 million, or $679 per ton. The overall increase in the cost of steel products sold of $63.3 million resulted principally from an increase in the volume of steel products sold, offset by a reduction in the cost of steel products sold of $28 per ton. The decrease in the per ton cost to produce steel products resulted principally from increased volume and changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of coal decreased during the second quarter of 2006 as compared to the second quarter of 2005, and the cost of iron ore, zinc and natural gas increased during the second quarter of 2006 as compared to the second quarter of 2005. Wage and salary costs also increased during the second quarter of 2006 principally due to an 8% hourly wage increase in May 2005 and a 3% hourly wage increase in September 2005, both increases being pursuant to the 2003 collective bargaining agreement, and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense increased $4.2 million during the second quarter of 2006 as compared to the second quarter of 2005.
Depreciation expense for the second quarter of 2006 amounted to $8.8 million as compared to $8.4 million for the second quarter of 2005.
Selling, general and administrative expense for the second quarter of 2006 amounted to $20.4 million as compared to $15.6 million for the second quarter of 2005. Selling, general and administrative costs increased principally due to a 6% salaried wage increase in July 2005 and an increase in professional and consulting fees related to potential merger and acquisition activities incurred during the second quarter of 2006.
Interest expense for the second quarter of 2006 amounted to $7.0 million as compared to $6.0 million for the second quarter of 2005. Average indebtedness outstanding for the second quarter of 2006 approximated $404.8 million as compared to $378.4 million for the second quarter of 2005, and the average rate of interest on all debt outstanding approximated 6.9% during the second quarter of 2006 as compared to 5.5% during the second quarter of 2005. Interest expense increased due to an increase in the amount of debt outstanding during the quarter and an increase in the average rate of interest on debt outstanding during the quarter.
Other income for the second quarter of 2006 totaled $3.8 million as compared to $3.1 million for the second quarter of 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased by $1.2 million and interest and other income decreased by $0.5 million during the second quarter of 2006 as compared to the second quarter of 2005.
The provision for income taxes for the second quarter of 2006 totaled $5.2 million as compared to an income tax benefit of $0.2 million for the second quarter of 2005. No benefit for income taxes was provided on the loss incurred during the first quarter of 2006 as it was not more likely than not that the tax benefit associated with the loss incurred during the first quarter of 2006 would result in a reduction of future income taxes payable. The inclusion of this benefit in the computation of the provision for income taxes for the second quarter of 2006 resulted in a reduction of the effective tax rate for the quarter ended June 30, 2006.
The minority interest in the earnings of a consolidated subsidiary for the second quarter of 2006 totaled $1.5 million. This amount related to the MSC joint venture that was formed in the third quarter of 2005.
Net income for the second quarter of 2006 amounted to $9.3 million as compared to net income of $2.6 million for the second quarter of 2005. Basic and diluted earnings per share were $0.64 and $0.63 for the second quarter of 2006 as compared to basic and diluted earnings per share of $0.18 for the second quarter of 2005.
Six months ended June 30, 2006 versus six months ended June 30, 2005
Net sales for the six months ended June 30, 2006 totaled $930.9 million as compared to net sales of $814.7 million for the six months ended June 30, 2005. Net sales for the six months ended June 30, 2006 and 2005 included $29.8 million and $39.9 million, respectively, from the sale of excess raw materials (which includes coke sales to our joint venture partner). Net sales of steel products for the six months ended June 30, 2006 totaled $901.1 million on steel shipments of 1,288,612 tons, or $699 per ton. Net sales of steel products for the six months ended June 30, 2005 totaled $774.8 million on steel shipments of 1,069,491 tons, or $724 per ton. The increase in net sales was due to an increase in the volume of steel products sold, offset by a decrease in the average selling price of steel products of $25 per ton and a decrease in sale of excess raw materials.
Cost of sales for the six months ended June 30, 2006 totaled $853.5 million as compared to cost of sales of $741.9 million for the six months ended June 30, 2005. Cost of sales for the six months ended June 30, 2006 included the cost of excess raw materials sold of $24.7 million and was reduced by insurance recoveries of $7.9 million related to prior year claims. Cost of sales for the six months ended June 30, 2005 included the cost of excess raw materials sold of $22.2 million and was reduced by $4.4 million related to the receipt of an insurance settlement applicable to prior year claims.
Cost of sales of steel products sold during the six months ended June 30, 2006 totaled $836.7 million, or $649 per ton. Cost of sales of steel products sold during the six months ended June 30, 2005 totaled $724.1 million, or $677 per ton. The overall increase in the cost of steel products sold of $112.6 million resulted principally from an increase in the volume of steel products sold, offset by a reduction in the cost of steel products sold of $28 per ton. The decrease in the per ton cost to produce steel products resulted principally from increased volume and changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of scrap and coal decreased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, and the cost of iron ore, zinc and natural gas increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Wage and salary costs also increased during the six months ended June 30, 2006 principally due to an 8% hourly wage increase in May 2005 and a 3% hourly wage increase in September 2005, both increases being pursuant to the 2003 collective bargaining agreement, and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense increased by $1.8 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Depreciation expense for the six months ended June 30, 2006 amounted to $17.1 million as compared to $17.9 million for the six months ended June 30, 2005.
Selling, general and administrative expense for the six months ended June 30, 2006 amounted to $41.1 million as compared to $34.9 million for the six months ended June 30, 2005. Selling, general and administrative costs increased principally due to a 6% salaried wage increase in July 2005 and an increase in professional and consulting fees related to potential merger and acquisition activities incurred during the six months ended June 30, 2006.
Interest expense for the six months ended June 30, 2006 amounted to $13.2 million as compared to $11.5 million for the six months ended June 30, 2005. Average indebtedness outstanding for the six months ended June 30, 2006 approximated $394.8 million as compared to $367.7 million for the six months ended June 30, 2005, and the average rate of interest on all debt outstanding approximated 6.6% during the six months ended June 30, 2006 as compared to 5.4% during the six months ended June 30, 2005. Interest expense increased due to an increase in the amount of debt outstanding during the quarter and an increase in the average rate of interest on debt outstanding during the quarter.
Other income for the six months ended June 30, 2006 totaled $6.7 million as compared to $6.1 million for the six months ended June 30, 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased by $0.9 million and interest and other income decreased by $0.3 million, during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
The provision for income taxes for the six months ended June 30, 2006 totaled $5.2 million as compared to $3.8 million for the six months ended June 30, 2005. WPC and WPSC do not file a consolidated Federal income tax return. It is not more likely than not that the losses incurred by WPC during the six months ended June 30, 2006 will result in a reduction of future income taxes payable. As a result, no benefit for income taxes associated with the losses incurred by WPC during the six months ended June 30, 2006 has been reflected in the provision for income taxes for the six months ended June 30, 2006.
The minority interest in the earnings of a consolidated subsidiary for the six months ended June 30, 2006 totaled $0.2 million. This amount related to the MSC joint venture that was formed in the third quarter of 2005.
Net income for the six months ended June 30, 2006 amounted to $7.2 million as compared to net income of $10.7 million for the six months ended June 30, 2005. Basic and diluted earnings per share were $0.50 and $0.49, respectively, for the six months ended June 30, 2006 as compared to basic and diluted earnings per share of $0.76 and $0.74, respectively, for the six months ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities
During the six months ended June 30, 2006, we used $44.4 million of cash flow from operating activities, consisting of $37.7 million from net income, adjusted for non-cash items of $30.5 million, and a $7.0 million change in non-current items, offset by $89.1 million from changes in working capital. Working capital increased principally due to an increase in accounts receivable and inventory at June 30, 2006 as compared to December 31, 2005, and a decrease in accounts payable at June 30, 2006 as compared to December 31, 2005. Accounts receivable increased principally due to an increase in sales in the month of June 30, 2006 as compared to the month of December 31, 2005. Inventory increased in order to meet future sales commitments. Accounts payable at June 30, 2006 returned to historical levels as compared to accounts payable outstanding at December 31, 2005.
During the six months ended June 30, 2005, we used $30.7 million in cash flow from operating activities, consisting of a $65.3 million increase in working capital and a $4.9 million change in non-current items, offset by $39.5 million from net income, adjusted for non-cash items of $28.8 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2006, capital expenditures and changes in restricted cash used to fund capital expenditures used $68.9 million in cash flow, and other investing activities generated $0.9 million in cash flow.
During the six months ended June 30, 2005, capital expenditures used $39.6 million in cash flow, offset by restricted cash used to fund capital expenditures of $12.5 million and other investing activities of $1.6 million.
Cash Flow from Financing Activities
During the six months ended June 30, 2006, the minority interest investment in MSC provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $55.7 million in cash flow.
During the six months ended June 30, 2005, net short-term borrowings, including book overdrafts, provided $34.6 million in cash flow. Repayment of long-term debt used cash flow of $6.9 million.

Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225.0 million revolving credit facility. At June 30, 2006, we had liquidity and capital resources of $47.6 million, consisting of cash and cash equivalents of $5.4 million (excluding MSC joint venture cash of $6.7 million) and $42.2 million of availability under our revolving credit facility. As of June 30, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50.0 million. Accordingly, net borrowing availability noted above, reflects the $50.0 million borrowing availability reserve. At June 30, 2006, $101.5 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $31.3 million, which includes the $12.5 million standby letter of credit posted in favor of the term loan lenders as noted below.
Our revolving credit facility, as amended, requires us to maintain $50.0 million of borrowing availability at all times if the fixed charge coverage ratio under the revolving credit facility is below a required minimum. In March 2006, the term loan lenders and the Emergency Steel Loan Guarantee Board (Loan Board) agreed to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under our term loan agreement through the quarter ending June 30, 2007, not requiring compliance with these covenants until the quarter ending September 30, 2007. The term loan agreement, as amended, requires us to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50.0 million at all times under our revolving credit agreement. At June 30, 2006, we were in compliance with the covenants under both our revolving credit agreement and our term loan agreement. However, no assurance can be given that we will be in compliance with these covenants for periods ending after June 30, 2006.
The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.
$250 Million Term Loan Agreement
In August 2003, WPSC entered into a $250.0 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by Loan Board and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must repay an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008.
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement. The amendment and waiver provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate, reduced to the prime rate plus no margin, and a 120 basis point reduction in the interest rate spread to 55 basis points, for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $167.3 million in principal amount was outstanding as of June 30, 2006.
In September 2005, we further amended our term loan agreement. The amendment allowed, among other things, for (i) the contribution by WPSC of its coke producing and related assets to MSC, as described above, and the removal of the term loan lenders’ lien on such assets; (ii) a liquidity enhancement of up to $75 million through an increase in borrowing availability under our revolving credit facility from $150.0 million to $225.0 million and the elimination of the requirement to maintain minimum availability of at least $25.0 million; and (iii) financial covenant relief for the third and fourth quarters of 2005.
In March 2006, we reached agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under our term loan agreement through the quarter ending June 30, 2007. Similar to the provision in our revolving credit agreement, our term loan amendment requires us to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50.0 million under our revolving credit agreement at all times. In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment having been made on April 3, 2006, the same date on which the June 30, 2006 scheduled principal payment of $6.25 million was made. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.2% at June 30, 2006. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At June 30, 2006, the term loan balance was $199.9 million.
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
$225 Million Revolving Credit Facility
In July 2005, we entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. The new credit facility amended and restated our $225.0 million revolving credit facility entered into in August 2003, which was scheduled to mature on August 1, 2006. The amended and restated revolving credit facility (i) extended the maturity date to July 8, 2009; (ii) provided for higher borrowing availability on certain collateral; and (iii) provided for lower borrowing rates and unused line fees, among other improvements.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 7.0% at June 30, 2006.
As of June 30, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50.0 million under the facility. At June 30, 2006, $101.5 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $31.3 million. We had $42.2 million of net availability under the facility at June 30, 2006, net of the $50.0 million borrowing availability reserve noted above.
$40 Million Series A Notes
In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40.0 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin and OCC to WPSC are not adequate to pay all the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to us, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions.

$20 Million Series B Notes
In August 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20.0 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.
$10 Million Unsecured Note
In August 2003, WPSC issued an unsecured note in the aggregate principal amount of $10.0 million to WHX Corporation. In July 2004, the WHX note was sold by WHX to a third party. The unsecured note bears interest at 6% per annum, matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes.
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
In the event that we are unable to satisfy our payment and other obligations under our secured debt, the lenders under our secured debt obligations have various rights and remedies, including the right to force the sale of our assets and to apply the proceeds thereof to repay amounts owed by us. If such a foreclosure were to occur, then we may be unable to maintain our operations, and our business, financial condition and results of operations could materially suffer and our stockholders may lose all or part of their investment.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2006, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in four of our joint ventures, Wheeling- Nisshin, OCC, Feralloy-Wheeling Specialty Processing Co. and Jensen Bridge, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

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
CONTRACTUAL COMMITMENTS
As of June 30, 2006, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)
			Remaining
			Portion of	2007 to	2009 to
	Total		2006	2008	2010	Thereafter
Long-term debt (1)	$289.6		$11.6	$205.2	$23.9	$48.9
Interest on long-term debt (2)	45.4		8.3	26.8	8.2	2.1
Capital leases (3)	6.7		0.6	1.5	1.5	3.1
Long-term operating leases (4)	23.1		1.9	7.4	6.1	7.7
Other long term liabilities:
Steelworkers’ Pension Trust	23.1	(5)	5.5	17.6	—	—
OPEB	25.9	(6)	2.3	10.4	13.2	—
Coal miner retiree medical	3.7		0.1	0.3	0.3	3.0
Workers’ compensation	28.1	(7)	3.1	12.5	12.5	—
Special bonus payment	5.0	(8)	5.0	—	—	—
Purchase commitments:
Oxygen supply	95.5	(9)	4.2	18.4	21.6	51.3
Electricity	85.5	(10)	3.4	15.0	14.0	53.1
Coal	13.1	(11)	4.1	9.0	—	—
Coal	15.8	(12)	9.5	6.3	—	—
Capital commitments	27.8	(13)	27.8	—	—	—

Total	$688.3		$87.4	$330.4	$101.3	$169.2

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents estimated interest payments on schedule principal payments on existing indebtedness.

3.	Represents scheduled principal payments on existing capital lease obligations.

4.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

5.	Amount represents estimated payments to the Steelworkers’ Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

6.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2010.

7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2005 and anticipates payment of approximately $6.25 million per year.

8.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy.

9.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

10.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day, regardless of whether any tons are produced. At June 30, 2006, a maximum termination payment of approximately $30.7 million would have been required to terminate the contract.

11.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

12.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the first six months of 2006.

13.	Amounts reflect contractual commitments for capital expenditure as of June 30, 2006.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2006 through 2008 total approximately $253.1 million, and include, but are not limited to, the following capital expenditure projects:
•	$108.6 million toward completion of the refurbishment of the coke plant facility contributed to MSC (up to $68.0 million of which will be contributed to MSC by our joint venture partner);

•	$3.0 million for cold mill improvements at our Allenport facility; and

•	$1.5 million for completion of the installation of hot strip mill automatic roll changers at our Mingo Junction facility.
Based on current estimates, and assuming completion of the refurbishment of the coke plant facility as planned, the refurbishment of the coke plant facility is expected to incur a cost overrun of approximately $30.5 million. Of this amount, the joint venture agreement provides for each joint venture partner to contribute 50% of the cost overrun up to a total of $16.0 million. Additional required funding will be made by the joint venture or the joint venture partners in accordance with the joint venture agreement.
During the six months ended June 30, 2006, we spent $58.2 million on capital expenditures. The minority interest investment in MSC provided $60 million, of which $10.7 million was placed in a restricted cash account, to offset future capital expenditures.

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
During the six months ended June 30, 2006, we incurred an obligation to the VEBA trust of $5.0 million. We settled $0.2 million of this obligation by issuing common stock to the VEBA trust during the second quarter of 2006 and we expect to settle $3.0 million of this obligation by issuing common stock to the VEBA trust during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the third quarter of 2006. During the six months ended June 30, 2006, we incurred a profit sharing obligation of $1.3 million. We expect to settle this obligation by issuing common stock to our profit sharing plans during the third quarter of 2006.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of June 30, 2006, 1,414,546 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above and $0.3 million in pre-funded cash is available to reduce future contributions due under clauses (i) and (iii) of the Variable Contributions described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.
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
During the six months ended June 30, 2006, variable contributions of $5.0 million were incurred. We settled $0.2 million of this obligation by issuing common stock to the VEBA trust during the second quarter of 2006 and we expect to settle $3.0 million of this obligation by issuing common stock to the VEBA trust during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the third quarter of 2006.
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
For the six months ended June 30, 2006, we incurred a profit sharing obligation of $1.0 million. We expect to settle this obligation by issuing common stock to the hourly profit sharing plan during the third quarter of 2006.
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
For the six months ended June 30, 2006, we incurred a profit sharing obligation of $.3 million. We expect to settle this obligation by issuing common stock to the salaried profit sharing plan during the third quarter of 2006.
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

RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect this interpretation to have a material impact on its financial statements.
The FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”, in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and permits the subsequent remeasurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect this statement to have a material impact on our financial statements.
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
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At June 30, 2006, approximately 58% of the aggregate principal amount of our debt outstanding was at fixed rates with the balance outstanding under variable rates. Since our portfolio of debt is comprised of more than 50% of fixed-rate instruments, the fair value of debt is moderately sensitive to the effects of interest rate fluctuations. However, our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $1.7 million.
Credit Risk
Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also effective to insure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
As of June 30, 2006, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As previously reported, we filed a lawsuit in Brooke County, West Virginia Circuit Court against CWVEC, a subsidiary of Massey Energy Company (“Massey”), seeking substantial monetary damages and specific performance. On June 9, 2006, the court granted leave to allow us to amend our complaint to add fraud claims, to add Massey as a defendant and to add MSC as a co-plaintiff. In lieu of a trial in July 2006, the court ordered mediation, which was held on July 13, 2006. No settlement was reached at the mediation and the parties are awaiting the court’s new schedule for trial. On July 15, 2006, Massey filed a motion to dismiss it from the case. In a related matter, on May 24, 2006, the U.S. District Court, for the Northern District of Ohio ruled in our favor by affirming all of the previously disclosed rulings by the U.S. Bankruptcy Court for the Northern District of Ohio in 2005 regarding assignment of the CWVEC coal contract to MSC and interpreting the assignment provision of such contract. CWVEC has again appealed this decision to the U.S Court of Appeals for the Sixth Circuit.
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We received initial payments of $12.7 million on the claim. We are currently in discussions with representatives of the insurers and have undertaken the claims appraisal process pursuant to the terms of the insurance policy. Although we received these initial payments, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint to preserve our rights. The court will hold a hearing on August 11, 2006 regarding the selection of an umpire for the appraisal process. The parties have filed an agreement with the court to stay the requirement of any responsive pleadings as the appraisal process is completed.
Item 1A. Risk Factors
Net Operating Loss Carryover Limitation
Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in 2006 and subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2005 approximated $325 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $4 million to $5 million in 2006 and $8 million to $10 million for years subsequent to 2006. This limitation could adversely affect our liquidity and cash flow.
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
Dated: August 8, 2006