Form 10-Q
period 2006-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2006-11-13
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 14,927,417 shares of its common stock, par value $0.01 per share, issued and outstanding as of October 31, 2006.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Statements of Operations (Unaudited)	1
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 6. Exhibits	38

SIGNATURES	39
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Net sales, including sales to affiliates of $104,505 $80,169, $287,751 and $259,618	$482,731	$374,891	$1,413,634	$1,189,636

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $87,578, 85,802, $264,513 and $258,218, excluding depreciation and amortization expense	427,401	371,942	1,280,903	1,113,879
Depreciation and amortization expense	9,315	7,729	26,452	25,621
Selling, general and administrative expense	20,755	17,935	61,830	52,829

Total cost and expenses	457,471	397,606	1,369,185	1,192,329

Operating income (loss)	25,260	(22,715)	44,449	(2,693)
Interest expense and other financing costs	(6,788)	(5,223)	(19,963)	(16,763)
Other income	4,749	2,842	11,403	8,903

Income (loss) before income taxes	23,221	(25,096)	35,889	(10,553)
Income tax provision (benefit)	6,341	(3,887)	11,574	(71)

Income (loss) before minority interest	16,880	(21,209)	24,315	(10,482)
Minority interest in loss of consolidated subsidiary	472	62	256	62

Net income (loss)	$17,352	$(21,147)	$24,571	$(10,420)

Earnings (loss) per share:
Basic	$1.18	$(1.47)	$1.68	$(0.73)
Diluted	$1.16	$(1.47)	$1.66	$(0.73)

Weighted average shares (in thousands):
Basic	14,752	14,386	14,600	14,235
Diluted	14,972	14,386	14,811	14,235
The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$17,194	$8,863
Accounts receivables, less allowance for doubtful accounts of $3,122 and $2,594	205,119	132,643
Inventories	213,972	166,566
Prepaid expenses and deferred charges	20,729	21,732

Total current assets	457,014	329,804
Investment in and advances to affiliated companies	52,445	55,100
Property, plant and equipment, less accumulated depreciation of $102,066 and $75,977	613,182	557,500
Deferred income tax benefits	27,598	26,264
Restricted cash	6,664	13,691
Other intangible assets, less accumulated amortization of $1,795 in 2005	—	4,725
Deferred charges and other assets	11,464	33,164

Total assets	$1,168,367	$1,020,248

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $10,900 and $21,020	$102,984	$117,821
Short-term debt	110,100	17,300
Payroll and employee benefits payable	54,295	41,125
Accrued income and other taxes	10,399	11,735
Deferred income taxes payable	27,598	26,264
Accrued interest and other liabilities	8,573	5,757
Deferred revenue	1,766	8,523
Long-term debt due in one year	32,700	31,357

Total current liabilities	348,415	259,882
Long-term debt	261,266	284,100
Employee benefits	121,961	123,498
Other liabilities	26,457	13,030

Total liabilities	758,099	680,510

Minority interest in consolidated subsidiary	105,616	74,234

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 14,930,307 and 14,686,354 issued; 14,923,641 and 14,679,688 shares outstanding	149	147
Additional paid-in capital	290,672	276,097
Accumulated earnings (deficit)	13,931	(10,640)
Treasury stock, 6,666 shares, at cost	(100)	(100)

Total stockholders’ equity	304,652	265,504

Total liabilities and stockholders’ equity	$1,168,367	$1,020,248

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,571	$(10,420)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	26,452	25,621
VEBA, profit sharing and other stock transactions	10,832	3,786
Other postretirement benefits	(1,238)	22
Deferred compensation and stock options	2,459	2,244
Equity income of affiliated companies, net of dividends	1,242	(1,762)
Interest paid-in-kind	940	888
(Gain) loss on disposition of assets	(405)	716
Deferred income taxes	11,458	—
Minority interest	(256)	(62)
Other	42	32
Changes in current assets and current liabilities:
Accounts receivable	(72,476)	(4,647)
Inventories	(47,406)	(5,239)
Other current assets	1,003	13,380
Accounts payable	(4,717)	452
Other current liabilities	2,105	12,221
Other assets and liabilities, net	6,466	(7,423)

Net cash (used in) provided by operating activities	(38,928)	29,809

Cash flows from investing activities:
Payments from affiliates	1,875	1,650
Investment in affiliates	(462)	—
Capital expenditures	(81,910)	(72,657)
Restricted cash used to fund capital expenditures	7,027	(12,306)
Proceeds from sale of assets	522	344

Net cash used in investing activities	(72,948)	(82,969)

Cash flows from financing activities:
Book overdraft	(10,120)	588
Net change in short-term debt	92,800	—
Repayment of long-term debt	(22,473)	(13,685)
Minority interest investment in subsidiary	60,000	50,000

Net cash provided by financing activities	120,207	36,903

Increase (decrease) in cash and cash equivalents	8,331	(16,257)
Cash and cash equivalents, beginning of period	8,863	31,198

Cash and cash equivalents, end of period	$17,194	$14,941

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

			Additional	Accumulated
	Preferred	Common	Paid-in	Earnings	Treasury
	Stock	Stock	Capital	(Deficit)	Stock	Total
Balance, December 31, 2004	$—	$144	$267,327	$23,194	$(60)	$290,605
Shares issued:
Employee benefit plans	—	3	5,712	—	—	5,715
Restricted stock forfeiture	—	—	40	—	(40)	—
Compensation expense recognized	—	—	2,687	—	—	2,687
Stock option grants	—	—	331	—	—	331
Net loss	—	—	—	(33,834)	—	(33,834)

Balance, December 31, 2005	—	147	276,097	(10,640)	(100)	265,504
Shares issued:
Employee benefit plans	—	2	5,042	—	—	5,044
Compensation expense recognized	—	—	2,220	—	—	2,220
Stock option grants	—	—	239	—	—	239
Benefit of pre-confirmation net operating loss carryforward	—	—	7,074	—	—	7,074
Net income	—	—	—	24,571	—	24,571

Balance, September 30, 2006	$—	$149	$290,672	$13,931	$(100)	$304,652

Share Activity:	Issued	Treasury	Outstanding
Balance, December 31, 2004	14,437,223	4,000	14,433,223
Shares issued — employee benefit plans	238,631	—	238,631
Restricted stock issued	10,500	—	10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued — employee benefit plans	243,953	—	243,953

Balance, September 30, 2006	14,930,307	6,666	14,923,641

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)
1.	Basis of Presentation

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position; requires the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost; requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end date; and requires additional footnote disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and transition asset or obligation. FASB No. 158 is effective for fiscal years ending after December 15, 2006 except for the requirement to measure defined benefit plan assets and obligations as of the fiscal year-end date, which is effective for fiscal years ending after December 15, 2008. The Company will adopt the provisions of SFAS No. 158 for the fiscal year ending December 31, 2006. Based on December 31, 2005 reported amounts, the effect of this statement would be to decrease employee benefits by $4,906, decrease other assets by $1,434 and to record accumulated other comprehensive income of $3,472.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) in September 2006. SAB 108 provides guidance for quantifying and evaluating prior year misstatements and for reporting the effects of such misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will apply SAB 108 to prior year misstatements as and when identified.

The FASB issued SFAS No. 157, “Fair Value Measurement”, in September 2006. SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this interpretation on its financial statements.

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on re-measurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
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

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $81,211 and $52,640 during the quarters ended September 30, 2006 and 2005, respectively, and had sales to Wheeling-Nisshin of $220,262 and $162,573 during the nine months ended September 30, 2006 and 2005, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. During the nine months ended September 30, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $28,585. The Company reported dividends from Wheeling-Nisshin of $10,715 and $5,000 during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, the Company had accounts receivable due from Wheeling-Nisshin of $4,110 and $3,439, respectively, and had accounts payable to Wheeling-Nisshin of $1,059 and $726, respectively.

The Company owns 50.0% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $20,905 and $27,529 during the quarters ended September 30, 2006 and 2005, respectively, and had sales to OCC of $64,481 and $97,045 during the nine months ended September 30, 2006 and 2005, respectively. Sales to OCC are made at prevailing market prices. At September 30, 2006 and December 31, 2005, the Company had accounts receivable due from OCC of $9,618 and $8,852, respectively. At September 30, 2006 and December 31, 2005, the Company has a loan receivable due from OCC of $5,825 and $7,700, respectively, which bears interest at a variable rate, which currently approximates 7.0%. The Company recorded interest income on the loan receivable of $83 and $126 during the quarters ended September 30, 2006 and 2005, respectively, and recorded interest income on the loan receivable of $309 and $410 during the nine months ended September 30, 2006 and 2005, respectively. The Company received principal payments on the loan of $525 and $400 during the quarters ended September 30, 2006 and 2005, respectively, and received principal payments on the loan of $1,875 and $1,650 during the nine months ended September 30, 2006 and 2005, respectively.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. The Company received dividends from Feralloy of $147 and $147 during the nine months ended September 30, 2006 and 2005, respectively.

During the first quarter of 2006, the Company acquired 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, that produces and sells corrugated roofing products. The joint venture is accounted for using the equity method of accounting. The Company had sales to Jensen Bridge during the quarter and nine months ended September 30, 2006 of $2,389 and $3,008, respectively. Sales to Jensen Bridge are made at prevailing market prices. At September 30, 2006, the Company had accounts receivable due from Jensen Bridge of $1,031.

5.	Insurance Recovery

During the nine months ended September 30, 2006, the Company received $12,659 in partial settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. Of this amount, $7,299 was recorded as a reduction of cost of goods sold during the quarter ended March 31, 2006 and $5,360 was recorded as a reduction of cost of goods sold during the quarter ended December 31, 2005.

6.	Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. These shares vested, subject to forfeiture, in increments of one-third of the total grant to each individual ratably over three years. Of these shares, 493,334 shares have vested and 6,666 shares were forfeited. On August 10, 2006, 164,000 of these shares vested at a fair value of $3,118 and on August 11, 2005, 164,001 of these shares vested at a fair value of $3,088. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which vested on August 10, 2006 at a fair value of $200. No shares granted under these plans are subject to retirement eligible provisions.

The grant date fair value of non-vested restricted stock is measured as being equal to the fair value of the Company’s common stock on the date of grant. The 10,500 shares of non-vested restricted stock granted during the nine months ended September 30, 2005 had a grant date fair value of $39.01 per share.

A summary of activity under these plans as of September 30, 2006 and changes during the nine months then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2005	174,500	$16.44
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	(174,500)	16.44

Balance, September 30, 2006	—	$—

Compensation expense under these plans is equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant. Compensation expense related to these plans amounted to $228 and $691 for the quarters ended September 30, 2006 and 2005, respectively, and $1,609 and $1,995 for the nine months ended September 30, 2006 and 2005, respectively.

Stock options:

The Company maintains a stock option plan for non-employee directors of the Company pursuant to which it granted stock options for 5,747 and 5,773 shares of its common stock during the quarters ended September 30, 2006 and 2005, respectively, at an exercise price of $19.14 and $18.30 per share, respectively. The Company granted stock options for 15,947 and 13,888 shares of its common stock during the nine months ended September 30, 2006 and 2005, respectively, at a weighted average exercise price of $20.40 and $22.83, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. No stock options were exercised during the quarters and nine months ended September 30, 2006 and 2005.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended September 30, 2006 and 2005 was $11.50 and $15.53 per share, respectively, and the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $14.97 and $17.89, respectively, determined using the following assumptions:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average risk-free interest rate	4.93%	4.27%	4.98%	4.28%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	82.13%	81.57%	83.40%	83.73%
Expected life (years)	5	5	5	5
The Company previously used a ten-year expected life assumption relative to stock options, which was equal to the term of the stock options issued. During the quarter ended September 30, 2006, the Company changed this expected life assumption to five years, which is a simple average of the vesting period and the term of the stock options issued. The effect of this change on previously reported amounts was not material.

A summary of activity under this plan as of September 30, 2006 and changes during the nine months then ended is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2005	62,397	$15.53
Granted	15,947	20.40
Exercised	—	—
Expired	—	—

Outstanding, September 30, 2006	78,344	$16.52	$300

Exercisable, September 30, 2006	78,344	$16.52	$300

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $66 and $90 during the quarters ended September 30, 2006 and 2005, respectively, and $239 and $249 during the nine months ended September 30, 2006 and 2005, respectively.

Stock unit awards:

On March 10, 2006, the Company granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under its management stock incentive plan, as amended. During the third quarter of 2006, 15,488 stock unit service awards and 10,964 stock unit performance awards were forfeited. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 38,128, 61,576 and 30,806 on March 31, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under the plan vested during the quarter and nine months ended September 30, 2006. No stock unit awards granted under this plan are subject to retirement eligible provisions.
The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. The grant date fair value of stock unit service awards granted during the nine months ended September 30, 2006 was $18.86 per stock unit service award. The grant date fair value of stock unit performance awards was estimated using a lattice-based valuation model.

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the vesting or requisite service period for each grant. The Company recorded compensation expense relative to stock unit awards of $323 and $611 during the quarter and nine months ended September 30, 2006, respectively.

The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At September 30, 2006, 10,500 restricted shares of common stock had been issued under the management stock incentive plan, 78,344 options to acquire shares of common stock were outstanding under the plan and 222,885 stock unit awards were outstanding under the plan.

7.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$495	$445	$1,345	$1,272
Interest cost	1,456	1,372	4,368	4,021
Expected return on assets	(102)	—	(307)	—
Amortization of prior service credit	(1,169)	(1,153)	(3,508)	(3,546)
Recognized actuarial loss	272	331	814	952

Net periodic cost	$952	$995	$2,712	$2,699

The Company contributed $7 and $64 to its defined benefit pension plan during the quarter and nine months September 30, 2005. The Company made payments of $1,093 and $774 for other postretirement benefits during the quarters ended September 30, 2006 and 2005, respectively, and $3,498 and $2,251 during the nine months ended September 30, 2006 and 2005, respectively. The Company does not expect to make any contributions to its defined benefit pension plan during 2006 and expects to make payments of $4,482 for other postretirement benefits during 2006.

8.	VEBA and Profit Sharing Expense

During the quarter ended September 30, 2006, the Company incurred VEBA and profit sharing expense of $7,440. The Company expects to satisfy $5,788 of this obligation by issuing common stock during the fourth quarter of 2006. The remaining portion of this obligation will be settled in cash during the fourth quarter of 2006. During the quarter ended September 30, 2005, the Company incurred VEBA and profit sharing expense of $500, which was settled with pre-funded amounts.

During the nine months ended September 30, 2006, the Company incurred VEBA and profit sharing expense of $13,767. The Company satisfied $4,478 of this obligation by issuing 210,041 shares of common stock in the second and third quarters of 2006 and expects to satisfy $5,788 of this obligation by issuing common stock during the fourth quarter of 2006. Of the remaining portion of this obligation, $1,850 was settled in cash during the third quarter of 2006 and $1,651 will be settled in cash during the fourth quarter of 2006. During the nine months ended September 30, 2005, the Company incurred VEBA and profit sharing expense of $4,868. Of this amount, $1,500 was settled with pre-funded amounts. The Company satisfied the remaining portion of this obligation by issuing 159,897 shares of common stock and by making a cash payment of $26 during the second and third quarters of 2005.

9.	Other Income

Other income consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Equity income from affiliates	$3,974	$2,142	$9,620	$6,909
Other income	775	700	1,783	1,994

Total	$4,749	$2,842	$11,403	$8,903

10.	Earnings Per Share

For the quarters and nine months ended September 30, 2006 and 2005, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income available to common shareholders	$17,352	$(21,147)	$24,571	$(10,420)

Weighed-average basic shares outstanding	14,752	14,386	14,600	14,235
Dilutive effect of:
Non-vested restricted stock	74	—	101	—
Stock options	19	—	14	—
Stock unit awards	127	—	96	—

Weighed-average diluted shares outstanding	14,972	14,386	14,811	14,235

Basic earnings (loss) per share	$1.18	$(1.47)	$1.68	$(0.73)
Diluted earnings (loss) per share	$1.16	$(1.47)	$1.66	$(0.73)
For the quarters and nine months ended September 30, 2006 and 2005, stock options for 29,588 and 50,896 shares of common stock at a weighted average exercise price of $25.28 and $16.96 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and nine months ended September 30, 2005, 174,500 shares of non-vested restricted common stock were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

11.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 95% of inventories are valued using the LIFO method.

	September 30,	December 31,
	2006	2005
Raw materials	$52,859	$49,193
In-process	201,600	155,860
Finished products	41,131	28,870
Other materials and supplies	43	152

Total current cost	295,633	234,075
Excess of current cost over carrying cost	(81,661)	(67,509)

Carrying cost	$213,972	$166,566

During the quarters and nine months ended September 30, 2006 and 2005, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to decrease operating income by $404 and $764 for the quarters ended September 30, 2006 and 2005, respectively and to increase operating income by $1,499 and $3,876 for the nine months ended September 30, 2006 and 2005, respectively.

12.	Other Intangible Assets

Under the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and SFAS No. 109 “Accounting for Income Taxes”, pre-confirmation net operating loss carryforwards and benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill, then to reduce other intangible assets, and finally to increase additional paid-in capital. During the quarter and nine months ended September 30, 2006, other intangible assets was reduced by $3,216 and $4,384, respectively, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and the reversal of other deferred tax assets for which a full valuation allowance had been provided.

13.	Variable Interest Entity

On September 29, 2005, the Company and SNA Carbon, LLC (SNA Carbon) entered into an Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC (MSC), a joint venture formed to own and refurbish the coke plant facility contributed to it by the Company and to produce and sell metallurgical coke to and for the benefit of both parties. Upon formation of the joint venture, each party received a 50% voting interest in the joint venture.

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

At September 30, 2006 and December 31, 2005, the net assets of the joint venture included in the consolidated balance sheet of the Company were as follows:

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$14,029	$3,629
Accounts receivable	6,769	962
Inventory	9,692	10,120
Other current assets	2,792	2,282

Total current assets	33,282	16,993
Restricted cash	6,664	13,691
Property, plant and equipment, net	162,344	99,595
Other assets	—	15,617

Total	202,290	145,896

Accounts payable	10,040	21,986
Other current liabilities	1,103	119
Other liabilities	13,637	86
Minority interest	105,616	74,234

Total	130,396	96,425

Net assets	$71,894	$49,471

Results of operations of the joint venture included in the consolidated results of operations of the Company for the quarters and nine months ended September 30, 2006 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$15,522	$—	$31,322	$—
Cost of goods sold, excluding depreciation and amortization expense	(12,841)	—	(22,901)	—
Depreciation and amortization expense	(1,483)	(30)	(3,125)	(30)
Selling, general and administrative expense	(1,469)	(21)	(4,470)	(21)

Operating income (loss)	(271)	(51)	826	(51)
Interest income, net	361	—	931	—

Income (loss) before minority interest	$90	$(51)	$1,757	$(51)

All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount was less than the carrying cost of its investment by $13,545 at September 30, 2006 and exceeded the carrying cost of their investment by $14,817 at December 31, 2005.

At September 30, 2006 and December 31, 2005, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.

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

The Company was in compliance with its covenants under the revolving credit facility and the term loan agreement as of September 30, 2006. However, the Company anticipates a reduction in production and sales volumes during the fourth quarter of 2006 and given existing commitments and the uncertainty of improvements in market conditions, no assurance can be given that the Company will be able to maintain compliance with the minimum borrowing availability covenant under its revolving credit facility and its term loan agreement for periods ending after September 30, 2006.

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

During the second quarter of 2006, the Company received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. These inquiries commenced during the third quarter of 2006 and will continue during the fourth quarter of 2006.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through September 30, 2006 could total up to $2,991, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,335 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility; (b) $533 related to a July 1991 USEPA consent decree for water discharges into the Ohio River;

(c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility; and (d) $22 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to certain of these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,700 at September 30, 2006, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,614 for such remediation measures.

The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by MSC.

In July 2005, an additional environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $1,000 is expected to be made during 2007 to address this environmental liability, which has been fully reserved by the Company.

Total accrued environmental liabilities amounted to $10,705 and $9,872 at September 30, 2006 and December 31, 2005, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Capital expenditures for environmental projects totaled $4,860 during the nine months ended September 30, 2006. The Company estimates capital expenditures for environmental projects to be $5,070 for 2006, $10,560 for 2007 and $8,520 for 2008. However, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future capital expenditures may vary substantially from such estimates.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the first quarter of 2006. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. As of September 30, 2006, the unamortized prepayment amounted to $3,591. This amount is subject to forfeiture if coal is not taken under the contract. Payments for delivery of coal under this contract totaled $1,672 and $4,785 during the quarter and nine months ended September 30, 2006, respectively.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for delivery of oxygen under this contract totaled $3,660 and $2,547 during the quarters ended September 30, 2006 and 2005, respectively, and $9,470 and $7,166 during the nine months ended September 30, 2006 and 2005, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $3,526 and $2,413 during the quarters September 30, 2006 and 2005, respectively, and $9,695 and $7,232 during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, a maximum termination payment of approximately $30,675 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. Current estimates are to spend approximately $73,294, $41,130, $11,000 and $19,500 in 2006, 2007, 2008 and 2009, respectively The Company has committed to make capital contributions of up to $38,000 and SNA Carbon has committed to make capital contributions of up to $68,000 ($60,000 of which was contributed during the first six months of 2006) to fund these expenditures. Additional required funding will be made by the joint venture or the joint venture partners in accordance with the joint venture agreement.

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

16.	Subsequent Events

On October 24, 2006, the Company and Companhia Siderurgica Nacional (CSN) entered into a definitive agreement under which CSN will contribute its steel processing facility in Terre Haute, Indiana, provide the Company with exclusive U.S. and Canadian distribution rights for CSN’s flat-rolled steel products and commit to a ten-year slab supply agreement which will provide a long-term, guaranteed supply of slabs on favorable payment terms in exchange for a 49.5% ownership interest in a new holding company to be named Wheeling-Pittsburgh Corporation after the merger. The remaining 50.5% ownership interest in the new holding company will be held by the Company's current stockholders.

CSN will also provide $225.0 million in cash to the new holding company through the issuance of debt securities that will mature in three years from the date of issuance unless, with the consent of the USW, the debt securities are converted into approximately 12.2 million shares of the new holding company prior to maturity. Of the $225.0 million, approximately $150.0 million will be used for capital improvements, with $75.0 million used to build a new energy-efficient furnace that will increase the Company’s hot strip mill capacity to 4.0 million tons per year and $75.0 million used to add a second galvanizing line at the Terre Haute facility. The remaining $75.0 million will be used to repay debt and to enhance the liquidity of the Company.

On November 6, 2006, CSN announced that it had proposed an enhancement to the existing definitive agreement that was entered into with the Company on October 24, 2006. Under the terms of the enhanced proposal, the Company's current stockholders, who would receive 50.5% of the common stock of the new holding company after the merger, would be given the choice of electing to receive (i) shares of stock of the new holding company (an "A Share"), (ii) depositary shares which would be subject to mandatory purchase by CSN at $30 per share four years after the date of the merger (a "B Share"), or (iii) a combination of A and B Shares. The total number of B Shares would be limited to 50% of the total shares issued in the merger to existing stockholders of the Company and 60% of the total consideration. The B Shares would be listed for trading on NASDAQ. CSN and the Company are in discussions to finalize the enhancement, subject to an amendment of the existing definitive agreement.

The transactions contemplated by the definitive agreement, as amended by the proposed enhancement, are subject to stockholder approval.

17.	Summarized Combined Financial Information

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
CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$17,194	$—	$17,194
Trade accounts receivables	—	205,119	—	205,119
Inventories	—	213,972	—	213,972
Other current assets	122	20,607	—	20,729

Total current assets	122	456,892	—	457,014
Intercompany receivables	—	7,109	(7,109)	—
Investments and advances in affiliates	310,478	52,445	(310,478)	52,445
Property, plant and equipment, net	2,255	610,927	—	613,182
Restricted cash	—	6,664	—	6,664
Other non-current assets	896	38,166	—	39,062

Total assets	$313,751	$1,172,203	$(317,587)	$1,168,367

Liabilities and stockholders’ equity
Accounts payable	$1,500	$101,484	$—	$102,984
Other current liabilities	368	245,063	—	245,431

Total current liabilities	1,868	346,547	—	348,415
Intercompany payable	7,109	—	(7,109)	—
Long-term debt	—	261,266	—	261,266
Other non-current liabilities	122	148,296	—	148,418
Minority interest	—	105,616	—	105,616
Stockholders’ equity	304,652	310,478	(310,478)	304,652

Total liabilities and stockholders’ equity	$313,751	$1,172,203	$(317,587)	$1,168,367

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment, net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Other current liabilities	276	141,785	—	142,061

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest	—	74,234	—	74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Quarter Ended September 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$482,731	$—	$482,731
Cost of sales	—	427,401	—	427,401
Depreciation and amortizaton expense	—	9,315	—	9,315
Selling, administrative and general expense	1,390	19,365	—	20,755

Operating income (loss)	(1,390)	26,650	—	25,260
Interest expense	—	(6,788)	—	(6,788)
Other income including equity earnings of affiliates	18,742	4,749	(18,742)	4,749

Income before income taxes	17,352	24,611	(18,742)	23,221
Income tax provision	—	6,341	—	6,341

Income before minority interest	17,352	18,270	(18,742)	16,880
Minority interest	—	472	—	472

Net income	$17,352	$18,742	$(18,742)	$17,352

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Quarter Ended September 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$374,891	$—	$374,891
Cost of sales	—	371,942	—	371,942
Depreciation and amortizaton expense	—	7,729	—	7,729
Selling, administrative and general expense	239	17,696	—	17,935

Operating loss	(239)	(22,476)	—	(22,715)
Interest expense	—	(5,223)	—	(5,223)
Other income including equity earnings of affiliates	(20,908)	2,781	20,969	2,842

Loss before income taxes	(21,147)	(24,918)	20,969	(25,096)
Income tax benefit	—	(3,887)	—	(3,887)

Net loss before minority interest	(21,147)	(21,031)	20,969	(21,209)
Minority interest	—	62	—	62

Net loss	$(21,147)	$(20,969)	$20,969	$(21,147)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Nine Months Ended September 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,413,634	$—	$1,413,634
Cost of sales	—	1,280,903	—	1,280,903
Depreciation and amortization expense	—	26,452	—	26,452
Selling, administrative and general expense	3,885	57,945	—	61,830

Operating income (loss)	(3,885)	48,334	—	44,449
Interest expense	—	(19,963)	—	(19,963)
Other income including equity earnings of affiliates	28,571	11,403	(28,571)	11,403

Income before income taxes	24,686	39,774	(28,571)	35,889
Income tax provision	115	11,459	—	11,574

Income before minority interest	24,571	28,315	(28,571)	24,315
Minority interest	—	256	—	256

Net income	$24,571	$28,571	$(28,571)	$24,571

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,189,636	$—	$1,189,636
Cost of sales	—	1,113,879	—	1,113,879
Depreciation and amortization expense	—	25,621	—	25,621
Selling, administrative and general expense	1,191	51,638	—	52,829

Operating loss	(1,191)	(1,502)	—	(2,693)
Interest expense	—	(16,763)	—	(16,763)
Other income including equity earnings of affiliates	(9,229)	8,842	9,290	8,903

Loss before income taxes	(10,420)	(9,423)	9,290	(10,553)
Income tax benefit	—	(71)	—	(71)

Loss before minority interest	(10,420)	(9,352)	9,290	(10,482)
Minority interest	—	62	—	62

Net loss	$(10,420)	$(9,290)	$9,290	$(10,420)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$—	$(38,928)	$—	$(38,928)

Investing activities:
Capital expenditures	—	(81,910)	—	(81,910)
Change in restricted cash used to fund capital expenditures	—	7,027	—	7,027
Other	—	1,935	—	1,935

Net cash used in investing activities	—	(72,948)	—	(72,948)

Financing activities:
Net borrowings	—	70,327	—	70,327
Change in book overdraft	—	(10,120)	—	(10,120)
Minority interest investment in subsidiary	—	60,000	—	60,000
Other	—	—	—	—

Net cash provided by financing activities	—	120,207	—	120,207

Net increase in cash and cash equivalents	—	8,331	—	8,331
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$17,194	$—	$17,194

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$29,809	$—	$29,809

Investing activities:
Capital expenditures	—	(72,657)	—	(72,657)
Change in restricted cash used to fund capital expenditures	—	(12,306)	—	(12,306)
Other	—	1,994	—	1,994

Net cash used in investing activities	—	(82,969)	—	(82,969)

Financing activities:
Net borrowings	—	(13,685)	—	(13,685)
Change in book overdraft	—	588	—	588
Minority interest investment in subsidiary	—	50,000	—	50,000

Net cash provided by financing activities	—	36,903	—	36,903

Net decrease in cash and cash equivalents	—	(16,257)	—	(16,257)
Cash and cash equivalents, beginning of period	—	31,198	—	31,198

Cash and cash equivalents, end of period	$—	$14,941	$—	$14,941

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
OVERVIEW
We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for steel service centers, converters, processors, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 59.5% of our shipments during the first nine months of 2006. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
WCC, an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 20.0% of our steel tonnage shipped during the first nine months of 2006. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin and OCC, which together consumed 23.7% of our steel tonnage shipped during the first nine months of 2006, in the aggregate represented 20.2% of our net sales for the first nine months of 2006. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. MSC owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
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
Recent Developments
Background
We operate in the highly competitive global steel industry. Our business strategy is focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing us flexibility to react to changing economic conditions and expanding our participation in markets that allow for a higher margin. Our EAF, along with the de-commissioning of one of our two blast furnaces, has transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and a mini-mill which is key to implementing our business strategy. We have also entered into our MSC coke joint venture and are rehabilitating the coke batteries, and continue to make efficiency and reliability improvements in our facilities.
Our steel slab production capacity approximates 2.8 million tons per year and our hot rolling production capacity approximates 3.4 million tons per year.
Shipments, Pricing and Production
Our steel shipments during the third quarter of 2006 totaled 609,730 tons. Steel prices strengthened during the third quarter of 2006, with the average per ton selling price of hot-rolled steel increasing from $596 per ton in June 2006 to $629 per ton in September 2006. Our steel production during the third quarter of 2006 totaled 690,213 tons of slabs, with our EAF producing 345,330 tons of liquid steel during the third quarter of 2006.
Raw Materials
Critical raw material inputs, principally scrap, coal, purchased slabs and zinc, reflected price increases during the third quarter of 2006, as compared to the second quarter of 2006. The cost of natural gas and purchased coke decreased during the third quarter of 2006 as compared to the second quarter of 2006.
Our MSC joint venture supplies us with coke, allowing us to be generally self-sufficient with respect to our coke needs after completion of the coke plant facility refurbishment project. We have and will continue to purchase coke from third parties during 2006 until a substantial portion of the refurbishment project is completed. MSC’s cost to produce coke decreased during the third quarter of 2006 as compared to the second quarter of 2006.
Strategic Arrangement
On October 24, 2006, we and Companhia Siderurgica Nacional (CSN) entered into a definitive agreement under which CSN will contribute its steel processing facility in Terre Haute, Indiana, provide us with exclusive U.S. and Canadian distribution rights for CSN’s flat-rolled steel products and commit to a ten-year slab supply agreement which will provide a long-term, guaranteed supply of slabs on favorable payment terms in exchange for a 49.5% ownership interest in a new holding company to be named Wheeling-Pittsburgh Corporation after the merger. The remaining 50.5% ownership interest in the new holding company will be held by our current stockholders.

CSN will also provide $225.0 million in cash to the new holding company through the issuance of debt securities that will mature in three years from the date of issuance unless, with the consent of the USW, the debt securities are converted into approximately 12.2 million shares of the new holding company prior to maturity. Of the $225.0 million, approximately $150.0 million will be used for capital improvements, with $75.0 million used to build a new energy-efficient furnace that will increase our hot strip mill capacity to 4.0 million tons per year and $75.0 million used to add a second galvanizing line at the Terre Haute facility. The remaining $75.0 million will be used to repay debt and to enhance the liquidity of WPSC.
On November 6, 2006, CSN announced that it had proposed an enhancement to the existing definitive agreement that was entered into with us on October 24, 2006. Under the terms of the enhanced proposal, our current stockholders, who would receive 50.5% of the common stock of the new holding company after the merger, would be given the choice of electing to receive (i) shares of stock of the new holding company (an "A Share"), (ii) depositary shares which would be subject to mandatory purchase by CSN at $30 per share four years after the date of the merger (a "B Share"), or (iii) a combination of A and B Shares. The total number of B Shares would be limited to 50% of the total shares issued in the merger to our existing stockholders and 60% of the total consideration. The B Shares would be listed for trading on NASDAQ. We and CSN are in discussions to finalize the enhancement, subject to an amendment of the existing definitive agreement. The transactions contemplated by the definitive agreement, as amended by the proposed enhancement, are subject to stockholder approval.
Upon completion, we would become a wholly-owned subsidiary of the new Wheeling-Pittsburgh Corporation. The new holding company intends to seek a North American stock exchange listing.
Esmark Plan to Seek Election of Directors
On July 17, 2006, The Bouchard Group LLC and Esmark, Incorporated (Esmark) announced that they plan to seek the election of a new slate of directors at our 2006 annual meeting. On October 19, 2006, Esmark filed a definitive proxy statement for the election of their proposed director nominees. If successful in the election of their nominees to our board of directors, Esmark has stated that it intends to present a proposal to the WPC board of directors to merge Esmark with us, which would be subject to approval by our stockholders.
Action by Significant Shareholder
On October 13, 2006, a WPC shareholder holding approximately 9.5% of our outstanding common stock delivered a letter to our Board of Directors expressing its concern with our Board of Director’s strategic alternative review process and with the management and direction of WPC. The WPC shareholder stated that it strongly believes the best course of action for WPC, absent dramatic enhancements to the two proposals made public to date or a proposal to acquire WPC outright for full and fair value, is to remain independent and immediately begin a search for a new senior executive management team. In that regard, the WPC shareholder stated its willingness to enter into discussion with our Board of Directors with regard to acting as a standby purchaser for a rights offering of up to $100 million, based on the long-term needs of the WPC. On October 27, 2006, the WPC shareholder delivered another letter to our Board of Directors stating that, considering announced enhancements to the Esmark proposal and in the absence of any changes to the current proposals, it will support the Esmark slate of directors at our 2006 annual meeting.
Termination of Shareholder Rights Plan
On October 24, 2006, the Shareholder Rights Plan adopted by us on February 14, 2005 was terminated.
RESULTS OF OPERATIONS
Quarter ended September 30, 2006 versus quarter ended September 30, 2005
Net sales for the third quarter of 2006 totaled $482.7 million as compared to net sales of $374.9 million for the third quarter of 2005. Net sales for the third quarter of 2006 and 2005 included $15.7 million and $21.0 million, respectively, from the sale of coke to our joint venture partner. Net sales of steel products for the third quarter of 2006 totaled $467.0 million on steel shipments of 609,730 tons, or $766 per ton. Net sales of steel products for the third quarter of 2005 totaled $353.9 million on steel shipments of 567,577 tons, or $623 per ton. The increase in net sales was due to an increase in the volume of steel products sold and an increase in the average selling price of steel products of $143 per ton, offset by a decrease in the sale of raw materials.
Cost of sales for the third quarter of 2006 totaled $427.4 million as compared to cost of sales of $371.9 million for the third quarter of 2005. Cost of sales for the third quarter of 2006 included the cost of raw materials sold of $14.1 million. Cost of sales for the third quarter of 2005 included the cost of raw materials sold of $14.5 million.
Cost of sales of steel products sold during the third quarter of 2006 totaled $413.3 million, or $678 per ton. Cost of sales of steel products sold during the third quarter of 2005 totaled $357.4 million, or $630 per ton. The overall increase in the cost of steel products sold of $55.9 million resulted principally from an increase in the volume of steel products sold and an increase in the cost of steel products sold of $48 per ton. The increase in the per ton cost to produce steel products resulted principally due to changes in the cost of certain raw materials and fuels used in our steelmaking process, offset by the cost absorption benefit of an increase in volume. The cost of scrap, coal, purchased coke and zinc increased during the third quarter of 2006 as compared to the third quarter of 2005, which was offset, in part, by decreases in the cost of iron ore and natural gas during the third quarter of 2006 as compared to the third quarter of 2005. Wage and salary costs also increased during the third quarter of 2006 principally due to a 3% hourly wage increase in September 2005, pursuant to the 2003 collective bargaining agreement. VEBA and profit sharing expense increased $6.6 million during the third quarter of 2006 as compared to the third quarter of 2005.
Depreciation expense for the third quarter of 2006 amounted to $9.3 million as compared to $7.7 million for the third quarter of 2005, principally due to significant capital expenditures made during the fourth quarter of 2005 and during 2006.
Selling, general and administrative expense for the third quarter of 2006 amounted to $20.8 million as compared to $17.9 million for the third quarter of 2005. Selling, general and administrative costs increased principally due to an increase in professional and consulting fees of approximately $1.8 million related to potential merger and acquisition activities incurred during the third quarter of 2006.
Interest expense for the third quarter of 2006 amounted to $6.8 million as compared to $5.2 million for the third quarter of 2005. Average indebtedness outstanding for the second quarter of 2006 approximated $398.6 million as compared to $355.3 million for the third quarter of 2005, and the average rate of interest on all debt outstanding approximated 6.8% during the third quarter of 2006 as compared to 5.6% during the third quarter of 2005. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during the third quarter of 2006 as compared to the third quarter of 2005.
Other income for the third quarter of 2006 totaled $4.7 million as compared to $2.8 million for the third quarter of 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased by $1.8 million and interest and other income increased by $0.1 million during the third quarter of 2006 as compared to the third quarter of 2005.
The provision for income taxes for the third quarter of 2006 totaled $6.3 million as compared to an income tax benefit of $3.9 million for the third quarter of 2005. The provision for income taxes for the third quarter of 2006 was adjusted to reflect the difference between the provision for income taxes computed for the nine months ended September 30, 2006, based on projected income tax expense for the year, and income taxes provided for the six months ended June 30, 2006. The income tax benefit provided for the third quarter of 2005 represented the reversal of income taxes provided in preceding quarters, net of refundable income taxes applicable to prior years, as it was not more likely than not that the tax benefit associated with the loss incurred through the third quarter of 2005 would result in a reduction of future income taxes payable.
The minority interest in the loss of a consolidated subsidiary for the third quarter of 2006 totaled $0.5 million as compared to $0.1 million for the third quarter of 2005.
Net income for the third quarter of 2006 amounted to $17.4 million as compared to a net loss of $21.1 million for the third quarter of 2005. Basic and diluted earnings per share were $1.18 and $1.16 for the third quarter of 2006 as compared to basic and diluted loss per share of $1.47 for the third quarter of 2005.
Nine months ended September 30, 2006 versus nine months ended September 30, 2005
Net sales for the nine months ended September 30, 2006 totaled $1,413.6 million as compared to net sales of $1,189.6 million for the nine months ended September 30, 2005. Net sales for the nine months ended September 30, 2006 and 2005 included $45.5 million and $60.9 million, respectively, from the sale of raw materials (which includes coke sales to our joint venture partner). Net sales of steel products for the nine months ended September 30, 2006 totaled $1,368.1 million on steel shipments of 1,898,342 tons, or $721 per ton. Net sales of steel products for the nine months ended September 30, 2005 totaled $1,128.7 million on steel shipments of 1,637,068 tons, or $689 per ton. The increase in net sales was due to an increase in the volume of steel products sold, and an increase in the average selling price of steel products of $32 per ton, offset by a decrease in sale of raw materials.
Cost of sales for the nine months ended September 30, 2006 totaled $1,280.9 million as compared to cost of sales of $1,113.9 million for the nine months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 included the cost of raw materials sold of $38.8 million and was reduced by insurance recoveries of $7.9 million related to prior year claims. Cost of sales for the nine months ended September 30, 2005 included the cost of raw materials sold of $38.8 million and was reduced by $4.4 million related to the receipt of an insurance settlement applicable to prior year claims.
Cost of sales of steel products sold during the nine months ended September 30, 2006 totaled $1,250.0 million, or $658 per ton. Cost of sales of steel products sold during the nine months ended September 30, 2005 totaled $1,079.5 million, or $659 per ton. The overall increase in the cost of steel products sold of $170.5 million resulted from an increase in the volume of steel products sold, offset by a decrease in the cost of steel products sold of $1 per ton. The per ton cost to produce steel products during the nine months ended September 30, 2006 was affected by an increase in the cost of purchased coke, natural gas and zinc, offset by a decrease in the cost of coal and the cost absorption benefit of an increase in volume as compared to the nine months ended September 30, 2005. Wage and salary costs also increased during the nine months ended September 30, 2006 principally due to an 8% hourly wage increase in May 2005 and a 3% hourly wage increase in September 2005, both increases being pursuant to the 2003 collective bargaining agreement, and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense increased by $8.5 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Depreciation expense for the nine months ended September 30, 2006 amounted to $26.5 million as compared to $25.6 million for the nine months ended September 30, 2005.
Selling, general and administrative expense for the nine months ended September 30, 2006 amounted to $61.8 million as compared to $52.8 million for the nine months ended September 30, 2005. Selling, general and administrative costs increased principally due to a 6% salaried wage increase in July 2005 and an increase in professional and consulting fees of approximately $5.9 million related to potential merger and acquisition activities incurred during the nine months ended September 30, 2006.
Interest expense for the nine months ended September 30, 2006 amounted to $20.0 million as compared to $16.8 million for the nine months ended September 30, 2005. Average indebtedness outstanding for the nine months ended September 30, 2006 approximated $396.0 million as compared to $363.5 million for the nine months ended September 30, 2005, and the average rate of interest on all debt outstanding approximated 6.7% during the nine months ended September 30, 2006 as compared to 5.5% during the nine months ended September 30, 2005. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Other income for the nine months ended September 30, 2006 totaled $11.4 million as compared to $8.9 million for the nine months ended September 30, 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased by $2.7 million and interest and other income decreased by $0.2 million, during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
The provision for income taxes for the nine months ended September 30, 2006 totaled $11.6 million as compared to a $0.1 million tax benefit for the nine months ended September 30, 2005. WPC and WPSC do not file a consolidated Federal income tax return. It is not more likely than not that the losses incurred by WPC during the nine months ended September 30, 2006 will result in a reduction of future income taxes payable. As a result, no benefit for income taxes was provided on the loss incurred by WPC for the nine months ended September 30, 2006. Additionally, it is assumed that the earnings of equity affiliates will be returned in the form of dividends which will be subject to the dividends received deduction. No benefit for income taxes was provided during the nine months ended September 30, 2005 as it was not more likely than not that the tax benefit associated with the loss incurred during the period would result in a reduction of future income taxes payable. The $0.1 million benefit provided for the nine months ended September 30, 2005 represented refundable income taxes applicable to prior periods.
The minority interest in the loss of a consolidated subsidiary for the nine months ended September 30, 2006 totaled $0.3 million as compared to $0.1 million for the nine months ended September 30, 2005.
Net income for the nine months ended September 30, 2006 amounted to $24.6 million as compared to a net loss of $10.4 million for the nine months ended September 30, 2005. Basic and diluted earnings per share were $1.68 and $1.66, respectively, for the nine months ended September 30, 2006 as compared to basic and diluted loss per share of $0.73 for the nine months September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities
During the nine months ended September 30, 2006, we used $38.9 million of cash flow from operating activities, consisting of $121.5 million from changes in working capital, offset by $76.1 million from adjusted net income (net income of $24.6 million adjusted for non-cash items of $51.5 million) and a $6.5 million change in non-current items. Working capital increased principally due to an increase in accounts receivable and inventory at September 30, 2006 as compared to December 31, 2005. Accounts receivable increased principally due to an increase in sales during the month of September 2006 as compared to the month of December 2005. Inventory increased to support higher levels of sales during the nine months ended September 30, 2006. Inventory was also impacted by lower than expected shipments at the end of the third quarter of 2006.
During the nine months ended September 30, 2005, we generated $29.8 million in cash flow from operating activities, consisting of $21.1 million from the adjusted net loss (net loss of $10.4 million adjusted for non-cash items of 31.5 million) and $16.1 million from changes in working capital, offset by a $7.4 million change in non-current items.
Cash Flow from Investing Activities
During the nine months ended September 30, 2006, capital expenditures, net of changes in restricted cash used to fund capital expenditures, used $74.8 million in cash flow and other investing activities generated $1.9 million in cash flow.
During the nine months ended September 30, 2005, capital expenditures and changes in restricted cash used to fund capital expenditures used $85.0 million in cash flow and other investing activities generated $2.0 million in cash flow.
Cash Flow from Financing Activities
During the nine months ended September 30, 2006, the minority interest investment in MSC provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $60.2 million in cash flow.
During the nine months ended September 30, 2005, the minority interest investment in MSC provided $50.0 million in cash flow and net borrowings, including book overdrafts, used $13.1 million in cash flow.
Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225.0 million revolving credit facility. At September 30, 2006, we had liquidity and capital resources of $35.9 million, consisting of cash and cash equivalents of $3.2 million (excluding MSC joint venture cash of $14.0 million) and $32.7 million of availability under our revolving credit facility. As of September 30, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50.0 million. Accordingly, net borrowing availability noted above, is in excess of the $50.0 million borrowing availability reserve. At September 30, 2006, $110.1 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $32.2 million, which included the $12.5 million standby letter of credit posted in favor of the term loan lenders as noted below.

Our revolving credit facility, as amended, requires us to maintain $50.0 million of borrowing availability at all times if the fixed charge coverage ratio under the revolving credit facility is below a required minimum. In March 2006, the term loan lenders and the Emergency Steel Loan Guarantee Board (Loan Board) agreed to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under our term loan agreement through the quarter ending June 30, 2007, not requiring compliance with these covenants until the quarter ending September 30, 2007. The term loan agreement, as amended, requires us to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50.0 million at all times under our revolving credit agreement. At September 30, 2006, we were in compliance with the covenants under both our revolving credit agreement and our term loan agreement.
At October 31, 2006, $124.1 million was outstanding under our revolving credit agreement and we had outstanding letters of credit $32.1 million. At October 31, 2006, we had liquidity and capital resources of approximately $29.9 million, consisting of cash and cash equivalents of $11.1 million and $18.8 million of availability under our revolving credit facility, net of the required minimum borrowing availability of $50.0 million discussed above. Due to a projected reduction in production and sales volumes, we currently expect to incur an operating loss in the fourth quarter of 2006. While we currently do not expect a covenant violation, given our existing commitments and the uncertainty of improvements in market conditions, no assurance can be given that we will be able to maintain compliance with the minimum borrowing availability covenant under our revolving credit facility and our term loan agreement for periods ending after September 30, 2006.
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
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement. The amendment and waiver provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate, reduced to the prime rate plus no margin, and a 120 basis point reduction in the interest rate spread to 55 basis points, for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $167.3 million in principal amount was outstanding as of September 30, 2006.
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
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.3% at September 30, 2006. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At September 30, 2006, the term loan balance was $199.9 million.

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
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 6.9% at September 30, 2006.
As of September 30, 2006, the fixed charge coverage ratio was below the minimum required under the amended and restated revolving credit facility. As a result, we were required to maintain minimum borrowing availability of $50.0 million under the facility. At September 30, 2006, $110.1 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $32.2 million. We had $32.7 million of net availability under the facility at September 30, 2006, net of the $50.0 million borrowing availability reserve noted above.
$40 Million Series A Notes
In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40.0 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and J. P. Morgan Trust Company, National Association, the successor trustee to Bank One, N.A. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin and OCC to WPSC are not adequate to pay all of the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to us, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2006, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in four of our joint ventures, Wheeling-Nisshin, OCC, Feralloy-Wheeling Specialty Processing Co. and Jensen Bridge, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.
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
CONTRACTUAL COMMITMENTS
As of September 30, 2006, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)
			Remaining
			Portion of	2007 to	2009 to
	Total		2006	2008	2010	Thereafter
Long-term debt	$287.7	(1)	$9.7	$205.2	$23.9	$48.9
Interest on long-term debt	41.5	(2)	4.4	26.8	8.2	2.1
Capital leases	6.3	(3)	0.2	1.5	1.5	3.1
Long-term operating leases	22.2	(4)	1.0	7.4	6.1	7.7
Other long term liabilities:
Steelworkers’ Pension Trust	20.4	(5)	2.8	17.6	—	—
OPEB	24.7	(6)	1.1	10.4	13.2	—
Coal miner retiree medical	3.7		0.1	0.3	0.3	3.0
Workers’ compensation	26.6	(7)	1.6	12.5	12.5	—
Special bonus payment	5.0	(8)	5.0	—	—	—
Purchase commitments:
Oxygen supply	93.4	(9)	2.1	18.4	21.6	51.3
Electricity	83.8	(10)	1.7	15.0	14.0	53.1
Coal	11.1	(11)	2.1	9.0	—	—
Coal	12.0	(12)	5.7	6.3	—	—
Capital commitments	31.4	(13)	15.2	16.2	—	—

Total	$669.7		$52.6	$346.6	$101.3	$169.2

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents estimated interest payments on schedule principal payments on existing indebtedness.

3.	Represents scheduled principal payments on existing capital lease obligations.

4.	Represents an estimate of expenditures to be made under existing long-term operating lease agreements.

5.	Amount represents estimated payments to the Steelworkers’ Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

6.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2010.

7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information for the period 2002 through 2005 and anticipates payment of approximately $6.25 million per year.

8.	Special Bonus Program was established in the 2003 Modified Labor Agreement to recognize the unique contributions and sacrifices made by the hourly workforce and their Union in helping to keep the Company operating during the Bankruptcy.

9.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.

10.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,000 tons per day, regardless of whether any tons are produced. At September 30, 2006, a maximum termination payment of approximately $30.7 million would have been required to terminate the contract.

11.	In 2004, we amended our take-or-pay contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

12.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton. Approximately 33,000 tons were pre-delivered under the terms of the contract during the first quarter of 2006.

13.	Amounts reflect contractual commitments for capital expenditure as of September 30, 2006.
Planned Capital Expenditures
Our planned capital expenditures for the three-year period 2006 through 2008 total approximately $122.1 million, excluding capital expenditures to be made to complete the refurbishment of the coke plant facility contributed to MSC.
Approximately $119.4 million will be spent during the three-year period 2006 through 2008 to complete the refurbishment of the coke plant facility contributed to MSC (up to $68.0 million of which will be contributed to MSC by our joint venture partner). Based on current estimates, and assuming completion of the refurbishment of the coke plant facility as planned, the refurbishment of the coke plant facility is expected to incur a cost overrun of approximately $50.6 million. Of this amount, the joint venture agreement provides for the joint venture partners to contribute up to $16.0 million of the cost overrun. Additional required funding will be made by the joint venture or the joint venture partners in accordance with the joint venture agreement.
During the nine months ended September 30, 2006, we spent $81.9 million on capital expenditures. The minority interest investment in MSC provided $60 million for these capital expenditures. At September 30, 2006, $6.6 million was in a restricted cash account to offset future outlays.
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
During the nine months ended September 30, 2006, we incurred an obligation to the VEBA trust of $9.4 million. We settled $3.2 million of this obligation by issuing common stock to the VEBA trust during the second and third quarters of 2006 and we expect to settle $2.7 million of this obligation by issuing common stock to the VEBA trust during the fourth quarter of 2006. We settled $1.8 million of this obligation in cash during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the fourth quarter of 2006. During the nine months ended September 30, 2006, we incurred a profit sharing obligation of $4.4 million. We settled $1.3 million of this obligation by issuing common stock to the profit sharing plans trust during the third quarter of 2006 and we expect to settle the remaining portion of this obligation by issuing common stock to the profit sharing plans during the fourth quarter of 2006.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of September 30, 2006, 1,377,172 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.
In the event that we do not contribute a total of 400,000 shares of common stock to the VEBA trust under clause (ii) of the Variable Contribution formula described above by February 14, 2008, we are required to contribute 400,000 shares of our common stock to the VEBA trust, minus any shares of our common stock contributed prior to that date, no later than February 14, 2008. Any shares of common stock contributed to the VEBA in February 2008 will be “creditable” shares as discussed above.
“Operating cash flow,” for purposes of determining Variable Contributions, is defined as our earnings before interest and taxes, adjusted for certain amounts as set forth in the agreement with the USW (primarily unusual, extraordinary or non-recurring items).
During the nine months ended September 30, 2006, variable contributions of $9.4 million were incurred. We settled $3.2 million of this obligation by issuing common stock to the VEBA trust during the second and third quarters of 2006 and we expect to settle $2.7 million of this obligation by issuing common stock to the VEBA trust during the fourth quarter of 2006. We settled $1.8 million of this obligation in cash during the third quarter of 2006. The remaining portion of this obligation will be settled in cash during the fourth quarter of 2006.
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
During the nine months ended September 30, 2006, we incurred a profit sharing obligation of $3.3 million. We settled $1.0 million of this obligation by issuing common stock to the hourly profit sharing plan during the third quarter of 2006 and we expect to settle the remaining portion of this obligation by issuing common stock to the hourly profit sharing plan during the fourth quarter of 2006.
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

During the nine months ended September 30, 2006, we incurred a profit sharing obligation of $1.1 million. We settled $0.3 million of this obligation by issuing common stock to the salaried profit sharing plan during the third quarter of 2006 and we expect to settle the remaining portion of this obligation by issuing common stock to the salaried profit sharing plan during the fourth quarter of 2006.
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
RECENT ACCOUNTING STANDARDS
The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position; requires the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost; requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end date; and requires additional footnote disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and transition asset or obligation. FASB No. 158 is effective for fiscal years ending after December 15, 2006 except for the requirement to measure defined benefit plan assets and obligations as of the fiscal year-end date, which is effective for fiscal years ending after December 15, 2008. The Company will adopt the provisions of SFAS No. 158 for the fiscal year ending December 31, 2006. Based on December 31, 2005 reported amounts, the effect of this statement would be to decrease employee benefits by $4,906, decrease other assets by $1,434 and to record accumulated other comprehensive income of $3,472.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) in September 2006. SAB 108 provides guidance for quantifying and evaluating prior year misstatements and for reporting the effects of such misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will apply SAB 108 to prior year misstatements as and when identified.
The FASB issued SFAS No. 157, “Fair Value Measurement”, in September 2006. SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this interpretation on its financial statements.
The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on remeasurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.
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
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At September 30, 2006, approximately 78% of the aggregate principal amount of our debt outstanding was at variable rates with the balance outstanding under fixed rates. Since our portfolio of debt is comprised principally of variable-rate instruments, the fair value of debt is relatively insensitive to the effects of interest rate fluctuations. Our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $3.2 million.
Credit Risk
Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also effective to insure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
As of September 30, 2006, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As previously reported, in April 2005 we filed a lawsuit in Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company (“Massey”), seeking substantial monetary damages and specific performance of a contract between us and CWVEC. On June 9, 2006, the court granted leave to allow us to amend our complaint to add fraud claims, to add Massey as a defendant and to add MSC as a co-plaintiff. In lieu of a trial in July 2006, the court ordered mediation between the parties, which was held on July 13, 2006. No settlement was reached at the mediation, and the parties are awaiting the court’s new schedule for trial. On July 15, 2006, Massey filed a motion to dismiss it from the case. On September 27, 2006, the court ruled in our favor on both issues raised in our amended complaint. In a related matter, on May 24, 2006, the U.S. District Court, for the Northern District of Ohio ruled in our favor by affirming all of the previously disclosed rulings by the U.S. Bankruptcy Court for the Northern District of Ohio in 2005 regarding assignment of the CWVEC coal contract to MSC and interpreting the assignment provision of such contract. CWVEC has again appealed this decision to the U.S Court of Appeals for the Sixth Circuit.
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim for an amount in excess of $40 million, based on our assessment of the full impact of the incident, before the deductible. We received initial payments of $12.7 million on the claim. We are currently in discussions with representatives of the insurers and have undertaken the claims appraisal process pursuant to the terms of the insurance policy. Although we received these initial payments, there can be no assurance of the ultimate amount we may receive in our business interruption claim or of the timing of any further recovery. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint to preserve our rights. The court selected an umpire for the appraisal process on September 15, 2006, and provided an accelerated time schedule to the parties and the umpire. The parties have filed an agreement with the court to stay the requirement of any responsive pleadings as the appraisal process is completed.
Item 1A. Risk Factors
Net Operating Loss Carryover Limitation
Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in 2006 and subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2005 approximated $325 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $4 million to $5 million in 2006 and $8 million to $10 million for years subsequent to 2006. The Company believes that there are built-in gains inherent in the value of the Company’s assets that, when recognized, may increase this annual limitation during the five-year period from the date of the ownership change. The Company is currently assessing the extent of these built-in gains. There can be no assurance that these built-in gains, is any, will be realized. The annual limitation on our net operating loss carryforwards that can be used to offset post-ownership change taxable income could adversely affect our liquidity and cash flow.

Item 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
10.1	Employment Agreement, effective April 1, 2006, between Steven W. Sorvold and Wheeling-Pittsburgh Corporation (filed herewith).

10.2	Employment Agreement, effective April 1, 2006, between Paul J. Mooney and Wheeling-Pittsburgh Corporation (filed herewith).

10.3	Amended and Restated Employment Agreement, effective August 3, 2006, between Harry L. Page and Wheeling-Pittsburgh Corporation (filed herewith).

10.4	Amended and Restated Employment Agreement, effective August 3, 2006, between Donald E. Keaton and Wheeling-Pittsburgh Corporation (filed herewith).

10.5	Employment Agreement, effective September 1, 2006, between Michael P. DiClemente and Wheeling-Pittsburgh Corporation (filed herewith).

10.6	Employment Agreement, effective September 1, 2006, between Vincent D. Assetta and Wheeling-Pittsburgh Corporation (filed herewith).

10.7	Wheeling-Pittsburgh Steel Corporation Supplemental Executive Retirement Plan (filed herewith).

31.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James G. Bradley, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

Dated: November 13, 2006