Form 10-K
period 2006-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2007-03-20
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-50300
WHEELING-PITTSBURGH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	55-0309927
(State of Incorporation)	(I.R.S. Employer Identification No.)
1134 Market Street, Wheeling, WV	26003
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (304) 234-2400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the outstanding common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $236 million. Shares of common stock held by the Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust and by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
The registrant had 15,287,293 shares of its common stock, par value $0.01 per share, issued and outstanding as of February 28, 2007.
Documents Incorporated by Reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A (Proxy Statement)

		PAGE
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	89

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	90
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13.	Certain Relationships and Related Transactions and Director Independence	97
Item 14.	Principal Accounting Fees and Services	99

PART IV
Item 15.	Exhibits, Financial Statement Schedules	100

Signatures		104
EX-3.2
EX-10.12.8
EX-10.12.9
EX-10.12.10
EX-10.12.11
EX-10.12.12
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. BUSINESS
Overview

Wheeling-Pittsburgh Corporation (WPC) is a Delaware holding company that, together with its several subsidiaries and joint ventures, produces steel and steel products using both integrated and electric arc furnace technology. WPC sold 2,329,667 tons of steel and steel products in 2006. Net sales totaled $1,770.8 million in 2006. Our principal operating subsidiary is Wheeling-Pittsburgh Steel Corporation (WPSC), a Delaware corporation, whose headquarters is located in Wheeling, West Virginia. WPC was organized as a Delaware corporation on June 27, 1920 under the name Wheeling Steel Corporation.
We produce flat rolled steel products for converters and processors and steel service centers, and the construction, container and agriculture markets. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 60.8% of our shipments during 2006. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our new Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway markets. WCC products represented 21.7% of our steel tonnage shipped during 2006. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC), which consumed 23.1% of our steel tonnage shipped during 2006, represented 18.5% of our net sales for 2006. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. On September 29, 2005, we entered into a third significant joint venture, Mountain State Carbon, LLC (MSC), which owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
Prior to August 1, 2003, we were a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, we and eight of our then-existing wholly-owned subsidiaries, which represented substantially all of our business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy on August 1, 2003.
Recent Developments

Merger Proposals; Proxy Contest; Directors and Officers

Our strategic partner search process began in the summer of 2005. Our Board of Directors engaged UBS Investment Bank (UBS) and conducted a series of management discussions and site visits with potential strategic partners. Although a number of parties expressed interest, management and their advisers principally held discussions with Esmark Incorporated (Esmark) and Companhia Siderúrgica Nacional (CSN). Initial discussions with Esmark began in June 2005. Wheeling-Pittsburgh and Esmark entered into a confidentiality agreement in July 2005 and Esmark proceeded with preliminary due diligence review. Initial discussions with CSN began in December 2005.
On July 17, 2006, The Bouchard Group LLC and Esmark announced their intention to seek the election of a new slate of directors at our 2006 annual meeting. On October 19, 2006 Esmark filed a definitive proxy statement for the election of their proposed director nominees and stated their further intention, if successful in the election of their nominees to our Board of Directors, to appoint a new management team and to present a merger proposal to our Board of Directors to merge Esmark with the Company.
We announced our preliminary agreement to enter into a merger transaction with CSN in August of 2006, and on October 24, 2006, we entered into a definitive merger agreement with CSN.

At our annual stockholders meeting held on November 17, 2006, our stockholders elected all of the Esmark nominees together with the two representatives of the United Steelworkers of America (USW) who were installed as our Board of Directors on November 30, 2006 upon certification of the election results. Immediately thereafter, the Board of Directors appointed members of our audit committee, compensation committee, nominating and corporate governance committee, executive committee, safety and environmental committee and finance committee.
On December 5, 2006, our Board of Directors appointed a committee comprised of five of its independent directors (Independent Committee) to evaluate third party merger proposals, including the CSN merger agreement and the Esmark merger proposal.
By letter dated December 12, 2006, CSN terminated its merger agreement with us and withdrew its enhanced proposal publicly announced November 6, 2006.
On March 16, 2007, the Company and Esmark entered into a definitive merger agreement providing for the formation of a new holding company (NewCo) in which our existing stockholders would receive one share of NewCo’s common stock for each share of the Company’s common stock held by each of our stockholders. Esmark stockholders would receive 17.5 million shares of the new company’s common stock in the aggregate, plus additional shares of common stock for any new equity raised by Esmark prior to May 15, 2007. In addition to the share for share exchange, our stockholders may elect to receive either (1) a put right allowing the stockholder to put back to NewCo within a ten day period each of the shares of NewCo that were issued to such stockholder in the exchange for $20.00 per share, subject to a maximum of $150.0 million being paid for all exercised put elections, or (2) an underwritten right to purchase one additional share of NewCo common stock for each share of the Company’s stock that was exchanged by such stockholder at $19.00 per share within a ten day period, subject to a maximum of $200.0 million worth of NewCo common stock (at such $19.00 price) being purchased under the purchase rights. As a condition to the closing of the merger, Franklin Mutual Advisers, LLC (Franklin) and the Company are required to enter into a standby purchase agreement that will require Franklin to purchase any of the foregoing unexercised purchase rights (up to a maximum of $200.0 million) and that, in any event, will obligate the Company to provide Franklin a minimum of $50.0 million in purchase rights. In each case, Franklin’s purchase rights are exercisable at a $19.00 per share price. Both the put and rights elections are subject to proration if the elections exceed the specified amounts. The transactions contemplated by the definitive agreement are subject to stockholder approval. The transaction is expected to be completed in the summer of 2007.
New Management

On November 30, 2006, the newly elected Board of Directors elected James P. Bouchard as Chairman of the Board of Directors and Chief Executive Officer of the Company and Craig T. Bouchard as Vice Chairman of the Board of Directors and President of the Company effective December 1, 2006. Shortly thereafter the Board of Directors appointed several new executives to our management team for both the Company and WPSC.
Production, Shipments and Pricing

During 2006, we produced 2,502,315 tons of steel slabs. Our EAF produced 1,220,729 tons of liquid steel during 2006. From November 20, 2006 through January 31, 2007, we discontinued operating our EAF to conserve cash. As a result of excess inventory at steel service centers leading to a decrease in demand for steel products, we decided to produce hot metal using our blast furnace and basic oxygen furnace, utilizing raw materials on hand, rather than operate our EAF which would have required additional outlays for the purchase of scrap. The EAF was restarted in February 1, 2007.
Steel shipments totaled 2,329,667 tons during 2006. Steel prices increased during the first eight months of 2006 before decreasing during the last four months of the year.
We completed installation of hot strip mill automatic roll changers at our primary steel-making facility in February 2006. The automatic roll changers have increased our annual hot rolling capacity to an estimated 3,400,000 tons per year.
Raw Materials

Critical raw materials, principally iron ore, purchased coke, zinc and natural gas, reflected price increases during 2006. The cost of coke produced by our MSC joint venture decreased during 2006.
Insurance Recovery

As the result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we received $12.7 million in business interruption insurance recoveries during the first quarter of 2006. We received an additional recovery of $6.1 million during the first quarter of 2007, which was recorded as a reduction of cost of goods sold in 2006. We continue to pursue additional recoveries related to this matter.

Stock Unit Awards

On March 10, 2006, we granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under our management stock incentive plan, as amended. On December 19, 2006, we granted an additional 171,000 stock unit service awards under the plan. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in general, over a three-year period from the date of grant. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance, as defined by the plan. Each stock unit award is equivalent to one share of our common stock. We, at our sole discretion, have the option of settling stock unit awards in cash or by issuing common stock or a combination of both.
Net Operating Loss Carryover Limitation

Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2006 approximated $344.1 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $8.0 million to $10.0 million per year. We believe that there are built-in gains inherent in the value of the Company’s assets that, when and if realized, may increase this annual limitation during the five-year period from the date of the ownership change. We are currently assessing the extent of these built-in gains.
Termination of Stockholder Rights Plan

On October 24, 2006, we terminated the Stockholder Rights Plan adopted by us on February 14, 2005.
Credit Arrangements and Covenant Compliance

In March 2006, we reached agreement with both the lenders under our term loan agreement and the Emergency Steel Loan Guarantee Board (Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. Through March 16, 2007, the term loan agreement, as amended, required us to maintain minimum borrowing availability of at least $50.0 million under our revolving credit facility at all times or to maintain a minimum fixed charge coverage ratio. Our revolving credit facility also required us to maintain minimum borrowing availability of at least $50.0 million at all times or to comply with a minimum fixed charge coverage ratio.
We met the minimum fixed charge coverage ratio for the quarter ended December 31, 2006. As a result, we are not required to maintain $50.0 million of borrowing availability under our revolving credit facility during the first quarter of 2007.
On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225.0 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provides for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC.

The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
Private Placement

On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President agreed to purchase convertible notes from us, and on March 16, 2007, we received $50.0 million and issued convertible subordinated promissory notes. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The $50.0 million will be used to pay down $37.5 million of indebtedness under our term loan agreement and for general corporate purposes.
Business Strategy

Our business strategy has been focused on making our cost structure more variable, reducing our ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions, and expanding our participation in markets for higher value-added products. During 2006 we pursued a number of opportunities to join with a strategic partner as an improved means of accomplishing our business strategy. On November 17, 2006, our stockholders elected a new slate of directors that had been proposed by Esmark. Our new Board of Directors appointed a substantially new management team in December, 2006. Esmark presented a merger proposal to the Independent Committee of our Board of Directors, which was formed for the purpose of evaluating third party merger proposals, including the CSN merger agreement and the Esmark merger proposal.
Electric arc furnace production

Our new EAF has transformed our operations from a pure integrated producer of steel to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. Our EAF is differentiated from the capabilities of most mini-mills by its ability to use both a continuous scrap feed and liquid iron as an alternative metallic input, rather than scrap and scrap substitutes. Compared to integrated steel production, the EAF has several advantages, including lower capital expenditures for construction of facilities, a more variable cost structure, lower energy requirements and limited ongoing maintenance and capital expenditure requirements to sustain operations. Further, the construction of the EAF with the simultaneous de-commissioning of one of our two blast furnaces significantly reduced our requirements for coke as described below.
We expect that the EAF will have an annual capacity of up to 2.5 million tons of liquid steel. Construction and installation of the EAF was completed in the fourth quarter of 2004, with the first heat occurring in November 2004.
The liquid iron that can be used as a metallic input for the EAF will be produced using our remaining blast furnace operation, providing us with additional flexibility relating to raw materials. We believe that the more variable cost structure of the EAF and flexibility in raw material input utilization will enable our costs to more closely track market conditions than those of many integrated producers and will support our margins in market downturns. From November 20, 2006 through January 2007, we discontinued operating our EAF to conserve cash. As a result of excess inventory at steel service centers leading to a decrease in demand for steel products, we decided to produce hot metal using our blast furnace and basic oxygen furnace, utilizing raw materials on hand, rather than operate our EAF which would have required additional outlays for the purchase of scrap. The EAF was restarted in February 2007.

Strategic capital projects to improve productivity and cost position

We completed installation of new automatic roll changers on the finishing mills at our hot strip mill in February 2006, which expanded our annual hot rolling capacity by 0.6 million tons to 3.4 million tons and optimizes throughput, which should result in lower costs. Supplemental slab sourcing arrangements should enable us to utilize of this incremental capacity by rolling purchased slabs and converting slabs for others into hot rolled products. Upgrades of our Yorkville tandem cold rolling mill and continuous anneal line were completed in December 2005 to enable us to gain 70,000 tons per year in production capability of cold rolled products. In addition, we plan to upgrade our temper mill and install a final inspection line at our Allenport facility. These and other improvements are intended to increase our downstream capacity and improve the quality and market penetration of our value-added cold rolled products.
Capitalize on our excess coke capacity

With our new EAF, and the idling of one of our two blast furnaces in May 2005, we had coke production capability in excess of our historical requirements.
On September 29, 2005, WPSC and SNA Carbon LLC (SNA Carbon), a wholly-owned subsidiary of Severstal North America, Inc. (SNA), entered into an Amended and Restated Limited Liability Company Agreement of MSC, a limited liability company formed to own and refurbish the coke plant facility contributed to it by WPSC and to produce and sell metallurgical coke to and for the benefit of both parties. WPSC contributed its existing coke plant facility and has contributed $8.1 million in cash to MSC through December 31, 2006. WPSC is committed to make additional cash contributions of $25.0 million to MSC during 2007. SNA Carbon has contributed $120 million in cash to MSC through December 31, 2006. WPSC and SNA Carbon each received a 50% voting interest in MSC upon formation and a 50% non-voting capital stock interest in MSC once each member contributed a total $90.0 million to MSC. Effective January 1, 2007, both parties are entitled to 50% of the coke produced by the facility.
The refurbishment project includes the rebuild of the No. 8 coke battery, construction of which began in the fourth quarter of 2005 and was substantially completed in early 2007 for a capital investment of approximately $130.0 million. The rebuild is expected to extend the service life of the battery by 12-15 years. The ongoing refurbishment project also includes additional capital investments related to the Nos. 1, 2 and 3 coke batteries, infrastructure, and certain other items.
Achieve balanced exposure to spot and contract business

We aim to achieve a balanced mix between spot and contract business. We believe that contract business, which we define as agreements with terms in excess of three months, offers insulation from the volatility of the spot market. However, contract type business also could limit upside potential in a tight market situation. A reasonable balance offers relatively predictable volumes and an opportunity to enhance product mix as well as to take advantage of spot opportunities. Currently, we have a relatively high exposure to the spot market, comprising approximately 75% of our sales. In the long-term, we seek to increase our mix of contract business to 40% by targeting sales to end use customers versus spot sales to service centers and processors. This mix is expected to provide enhanced stability in fluctuating market conditions and, at the same time, should allow us to take advantage of positive pricing in tighter markets. We will continue to target customers that purchase our products over prolonged periods of time and value consistency of supply.
Optimize the sale of downstream value-added products

We continue to seek a product mix that offers high returns and increases our stability. Our long-term strategy includes a focus on higher value-added products with higher engineering content. We will continue to identify products and markets that offer higher returns and increase stability. We believe that our new operating configuration will allow us to continue to produce a full range of products. We aim to increase our market penetration of cold rolled products through capital expenditures and changes in operating practices at our Allenport and Yorkville cold finishing mills, which are expected to result in higher quality cold rolled products. These initiatives are expected to help to further penetrate the desirable OEM marketplace.
Steel Industry Steel making in the U.S. is a highly competitive and capital-intensive industry with approximately 107 million tons of domestic shipments in 2006. Estimated domestic consumption was approximately 98 million tons in 2006 and is expected to increase in 2007. Total annual steel consumption in the U.S. was approximately 134 million tons in

2006, 114 million tons in 2005 and 127 million tons in 2004. Imports of finished steel totaled approximately 36 million tons in 2006, 25 million tons in 2005 and 28 million tons in 2004.
In the U.S., flat rolled steel is produced either by integrated steel facilities or mini-mills. Integrated steel makers typically produce flat rolled products by using blast furnaces to combine iron ore, limestone and coke into hot iron. Scrap metal is then added to the hot iron to produce liquid steel through a basic oxygen furnace (BOF), which removes impurities. After the liquid steel is metallurgically refined, it is processed through a continuous caster to form slabs. These slabs are further shaped or rolled into flat sheets at a hot strip mill or a plate mill. Various finishing processes may follow whereby the steel is treated through pickling, cold-rolling, annealing, tempering or coating.
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
The quality of mini-mill produced steel products is dependent on the quality of the scrap used as a raw material. However, in recent years, domestic mini-mills have increased the quality of their steel products. Typically, mini-mills are more cost efficient than integrated producers because they require less capital to operate and maintain. The correlation of scrap prices with steel selling prices represents the main advantage of the mini-mill and EAF strategy. This correlation has historically provided a relatively constant metal margin, or the difference between steel selling prices and scrap prices, to the mini-mills over the business cycle. This relatively constant metal margin has typically caused mini-mills to perform better in downturns than integrated producers.
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
As a result of industry consolidation, the top three steel producers in the U.S. held approximately 67%, 63% and 46% of market share for flat-rolled products in 2006, 2005 and 2004, respectively.
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
As a result, the U.S. government took various protective actions during 2001 and 2002, including the enactment of various steel import quotas and tariffs under Section 201 of the U.S. Trade Act of 1974, as amended, which contributed to a decrease of some U.S. steel imports during 2003. However, these protective measures were only temporary, and many foreign steel manufacturers were granted exemptions from applications of these measures. Following a November 2003 decision by the World Trade Organization Appellate Body declaring that the tariffs imposed by the U.S. on steel imports violated global trade rules, the steel import quotas and Section 201 tariffs were lifted in December 2003. The elimination of the protections offered by these trade remedies has lead to increased competition from foreign importers. Steel imports of flat rolled products as a percentage of domestic apparent consumption were approximately 27.6% in 2006, representing an all-time high for steel imports.
Raw Material Pricing and Steel Prices

Increased global demand, especially from mills in China, has put upward pressure on raw material prices, including iron ore, scrap, coke and coal. In particular, world iron ore prices increased by approximately 70% during 2005, and remained at those elevated levels in 2006. Shortages of coke put pressure on integrated steel producers with spot prices rising as much as $400 per ton in late 2004. Faced with higher raw material costs and increasing world demand, domestic steel producers began to both increase base prices and implement raw material surcharges starting in January 2004. This combination of factors resulted in historically high prices for steel products during 2004.
Steel prices fell from these historically high levels through the first three quarters of 2005. Steel prices began to strengthen during the fourth quarter of 2005. Steel prices rose during the first eight months of 2006 before decreasing during the last four months of the years when demand for steel products fell dramatically.
Segments and Geographic Area

We are engaged in one line of business and operate in one business segment, the making, processing and fabricating of steel and steel products. We have a diverse customer base, substantially all of which is located in the United States. All of our operating assets are located in the United States.
Products and product mix

The following table reflects our product mix as a percentage of total tons shipped.

	Year Ended
	December 31,
	2006	2005	2004
Product Category:
Higher value added products as a percentage of total shipments:
Cold rolled products — trade	5.8%	6.5%	8.0%
Cold rolled products — Wheeling-Nisshin	17.3%	17.3%	19.3%
Coated products	7.8%	7.1%	8.7%
Tin mill products	8.2%	11.9%	13.6%
Fabricated products	21.7%	21.6%	19.7%

Higher value-added products	60.8%	64.4%	69.3%
Hot rolled products (including semi-finished products)	39.2%	35.6%	30.7%

Total	100.0%	100.0%	100.0%

Average net sales per ton of steel products sold	$730	$686	$661
Hot Rolled Products

Hot rolled coils represent the least processed of our finished goods. Approximately 61% of our production of hot rolled coils during the year ended December 31, 2006 was further processed into value-added finished products. Hot rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters and processors, steel service centers and the appliance industry.
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
Specialty Products

Specialty products consist of coil and galvanized sheet steel supporting the culvert and heating, ventilation and air conditioning markets. Specialty products are produced by Wheeling-Nisshin and Feralloy-Wheeling Specialty Processing Co.
Revenues from external customers by product line for the periods indicated below were as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)
Product:
Hot rolled	$541,794	$420,745	$365,089
Cold rolled	476,555	471,235	514,511
Galvanized	150,889	109,264	132,178
Fabricated products	507,087	466,914	375,090
Ore, coke and coke by products	79,471	85,268	9,074
Conversion and other (1)	14,969	7,087	9,852

	$1,770,765	$1,560,513	$1,405,794

(1)	Includes semi-finished, conversion and resale products.
Customers and Markets

We market an extensive mix of products to a wide range of manufacturers, converters and processors. Our 10 largest customers, including our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 38.6%, 40.3% and 43.3% of our net sales in 2006, 2005 and 2004, respectively. Wheeling-Nisshin accounted for approximately 14.1%, 13.9% and 17.5% of our net sales in 2006, 2005 and 2004, respectively. OCC accounted for approximately 4.4%, 8.1% and 8.6% of our net sales in 2006, 2005 and 2004, respectively. Geographically, the majority of our customers are located within a 350-mile radius of the Ohio Valley. However, we have taken advantage of our river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.
Shipments historically have been concentrated within five major market segments: converters and processors, construction, steel service centers, containers and agriculture. Our overall participation in the construction and the converters and processors markets substantially exceeds the industry average and our reliance on automotive shipments, as a percentage of total shipments, is substantially less than the industry average.
The following table reflects the percentage of total tons shipped to our major market segments:

	Percentage of Total Tons Shipped
	Year Ended
	December 31,
	2006	2005 (2)	2004 (2)
Converters and processors (1)	39%	39%	35%
Construction	25%	22%	20%
Steel service centers	16%	16%	16%
Containers (1)	10%	13%	18%
Agriculture	4%	5%	4%
Other	6%	5%	7%

Total	100%	100%	100%

(1)	Products shipped to Wheeling-Nisshin and OCC are included primarily in the converters and processors and containers markets, respectively.

(2)	Certain amounts reported for 2005 and 2004 have been reclassified to correspond to classifications reported for 2006.
Set forth below is a description of our major customer categories:
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
Construction

The shipments to the construction industry are heavily influenced by fabricated product sales. We service the non-residential and agricultural building and highway markets, principally through shipments of hot-dipped galvanized and painted cold rolled products. We have been able to market our products into broad geographical areas due to our numerous regional facilities.
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

Containers

The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of shipments to this market consists of cold rolled products for pails and drums. We sell black plate to our OCC joint venture for tin-coating.
Agriculture

The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets, which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.
Joint Ventures

Wheeling-Nisshin

WPSC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between Nisshin Steel Co., Ltd. and WPSC. Wheeling-Nisshin owns a state-of-the-art processing facility located in Follansbee, West Virginia which has capacity to produce over 700,000 tons annually of coated steel and offers some of the lightest-gauge galvanized steel products manufactured in the U.S. for construction, heating, ventilation and air-conditioning and after-market automotive applications. Wheeling-Nisshin products are marketed through trading companies.
WPSC is a party to a supply agreement with Wheeling-Nisshin that expires in 2013. Wheeling-Nisshin may terminate this agreement at any time WPSC and its subsidiaries and parent, if any, in the aggregate own less than 20% of the common stock of Wheeling-Nisshin. Pursuant to that agreement, WPSC is required to provide not less than 75% of Wheeling-Nisshin’s steel substrate requirements, up to an aggregate maximum of 9,000 tons per week, subject to product quality requirements and at negotiated prices based on prevailing actual market rates. Shipments of steel by WPSC to Wheeling-Nisshin were approximately 409,000 tons, or 17.6% of our total tons shipped in 2006; approximately 379,000 tons, or 17.5% of our total tons shipped in 2005; and approximately 413,000 tons, or 19.4% of our total tons shipped in 2004. We derived 14.1%, 13.9% and 17.5% of our net sales from sales of steel to Wheeling-Nisshin in 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, Wheeling-Nisshin had operating income of $26.8 million, $18.3 million and $42.5 million, respectively, and we received dividends of $10.7 million, $5.0 million in 2005 and $2.5 million in 2004 from Wheeling-Nisshin. As of December 31, 2006, Wheeling-Nisshin had cash and investment securities totaling $71.7 million and had no outstanding indebtedness.
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
Pursuant to a raw material supply agreement between WPSC and OCC, WPSC has the right to supply up to 230,000 net tons in any calendar year of the blackplate and cold rolled steel requirements of OCC through 2012, subject to quality requirements and at negotiated prices based on prevailing market rates. OCC may terminate this agreement if at any time WPSC owns less than 33% of the common stock of OCC. Shipments of steel by WPSC to OCC were approximately 129,000, or 5.5% of our total tons shipped in 2006; 207,000 tons, or 9.6% of our total tons shipped in 2005; and approximately 240,000 tons, or 11.3% of our total tons shipped in 2004. We derived approximately 4.4%. 8.1% and 8.6% of our net sales from sales of steel to OCC in 2006, 2005 and 2004, respectively. Prior to July 2003, WPSC was the exclusive distributor for all of OCC’s products and marketed approximately 70% of OCC’s products through Nippon Steel Trading America. In July 2003, Nippon Steel Trading America became the exclusive distributor for approximately 70% of OCC’s products and WPSC remained a distributor for the balance. In April 2004, OCC began selling to certain customers directly, which reduced WPSC’s distributorship to approximately 20% of OCC’s products. WPSC ceased distributing any OCC product in 2005. For the years ended December 31, 2006, 2005 and 2004, OCC had operating income of $5.2 million, $6.9 million and $8.0 million, respectively. OCC did not pay any dividends during those periods. At December 31, 2006, OCC had $22.5 million in outstanding indebtedness.
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
Pursuant to a loan agreement dated January 8, 1996, WPC loaned OCC $16.5 million. The loan bears interest at a variable rate that currently approximates 7.1%. As of December 31, 2006, OCC owed $5.6 million under the loan.
In April 2006, OCC entered into a four-year credit agreement with Bank of America, N.A., providing for a revolving line of credit for loans and letters of credit in an amount of up to $20.0 million and a term loan in the aggregate principal amount of $4.2 million. OCC is restricted from declaring dividends under the terms of its credit agreement. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPC, subject to certain limitations set forth in the credit agreement and in the subordination agreement described below. OCC has made principal payments in each of the last four years. In connection with this refinancing, WPC (i) entered into a subordination agreement, acknowledging that amounts owed by OCC to WPC pursuant to the loan agreement described in the previous paragraph are subordinate to any indebtedness owed by OCC to Bank of America under OCC’s term loan agreement; and (ii) WPSC entered into a no-offset agreement, agreeing that it will not offset against accounts payable to OCC any indebtedness of OCC to WPSC.
Mountain State Carbon

In September 2005, WPSC and SNA Carbon entered into an Amended and Restated Limited Liability Company Agreement of MSC. MSC is a Delaware limited liability company which was formed to own and refurbish coke batteries contributed to it by WPSC and to produce and sell the coke produced by these batteries for the benefit of WPSC and SNA Carbon. WPSC and SNA Carbon concurrently executed various agreements, including management and operating agreements, pursuant to which WPSC will operate and manage MSC’s coke facilities, and various coke supply agreements.
WPSC contributed to MSC its coke-producing batteries and related facilities and assets located in Follansbee, West Virginia, and Steubenville, Ohio, which had a fair value of approximately $86.9 million and SNA Carbon contributed capital of $50.0 million to MSC. In return for these initial contributions, WPSC and SNA Carbon each received 50% of MSC’s voting capital stock interests, which allow WPSC and SNA Carbon each to elect two of the four Managers on MSC’s Board of Managers. During the period from inception to December 31, 2006, WPSC and

SNA Carbon contributed and additional $8.1 million and $70.0 million in cash to MSC, respectively. WPSC and SNA Carbon each received a 50% non-voting capital stock interest in MSC once each member had contributed a total of $90.0 million to MSC. Contributions in excess of $90.0 million had no effect on WPSC’s or SNA Carbon’s non-voting capital interest in MSC. WPSC is obligated to make additional cash contributions of $25.0 million to MSC during 2007. No further capital contributions are anticipated.
Subject to certain exceptions, WPSC and SNA Carbon also are obligated to make loans to MSC from time to time, up to $35.0 million in the aggregate for all such loans, to satisfy any deficiency in MSC’s working capital needs. These loans are to be made by WPSC and SNA Carbon proportionate to their respective projected coke purchases. WPSC made a working capital loan of $9.9 million to MSC during 2005, of which $5.4 million was repaid during 2006. Because coke prices charged by MSC will be at its fully absorbed costs (including depreciation, a non-cash expense), plus a stipulated profit, it is projected that MSC will not have a significant need for such sources of working capital beyond 2007.
If either WPSC or SNA Carbon breaches any of its funding obligations, the defaulting party’s non-voting capital stock interests could be diluted, and the quantity of coke that MSC would be obligated to sell to the defaulting party could be permanently reduced. SNA has guaranteed SNA Carbon’s funding obligations. If SNA Carbon’s non-voting capital stock interests are diluted, WPSC would have the right to dilute SNA Carbon’s voting capital stock interests, in which event WPSC would control MSC’s Board of Managers. WPSC’s voting capital stock interests may not be diluted below 50% under any circumstances.
WPSC and MSC executed a Coke Supply Agreement in September 2005 (the WPSC Coke Supply Agreement), pursuant to which MSC was required to sell to WPSC all coke produced by MSC during 2005 and up to 600,000 tons of coke in 2006. SNA Carbon and MSC separately executed a Coke Supply Agreement in September 2005 (the SNA Carbon Coke Supply Agreement), pursuant to which MSC was required to sell to SNA Carbon 355,000 tons of coke in 2006. Beginning in 2007, WPSC and SNA Carbon will each purchase, under their respective coke supply agreements with MSC, 50% of MSC’s total production of coke, allocated on a weekly basis. WPSC and SNA Carbon may cause a reduction of the amount of coke that MSC is required to sell to the other party if the other party defaults in its funding obligations to MSC. All coke sold to WPSC and SNA Carbon under the coke supply agreements is required to meet certain specifications.
Coke prices charged by MSC pursuant to the WPSC Coke Supply Agreement and the SNA Carbon Coke Supply Agreement are set so as to cover all of MSC’s fully absorbed production and administrative costs, less demolition costs and any by-product revenue, plus a 5% mark-up. MSC’s excess operating cash must first be used to repay any outstanding debt to WPSC and SNA Carbon.
WPSC is paid a fee and manages and operates MSC’s coke facilities using its current hourly and salaried workforce, subject to ultimate oversight by MSC’s Board of Managers, under its management and operating agreements. WPSC retained environmental obligations related to the operation and condition of the facilities prior to September 29, 2005, and has agreed to indemnify SNA Carbon and MSC against any environmental liabilities related to or arising out of the condition of the real property contributed by WPSC to MSC. MSC has agreed to indemnify WPSC and SNA Carbon against liabilities arising in connection with the management or ownership of MSC.
For the year ended December 31, 2006, MSC had an operating loss of $1.2 million and for the period September 29, 2005 through December 31, 2005, MSC had an operating loss of $1.5 million. At December 31, 2006, MSC had operating cash of $11.2 million and had a member loan due to WPSC of $4.5 million, which bears interest at the prime rate plus 1.25%.
Other Joint Ventures

WPSC owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy) and 50% of the outstanding common stock of Jensen Bridge and Roofing Company, LLC (Jensen Bridge). Neither of these joint ventures are material, individually, or in the aggregate.
Under generally accepted accounting principles, Wheeling-Nisshin, OCC, Feralloy and Jensen Bridge are accounted for using the equity method of accounting. MSC has been consolidated in our financial statements from inception through December 31, 2006. As a result of additional capital contributions made to MSC by SNA Carbon during 2006, increasing their non-voting economic capital stock interest in the joint venture to 50.0%, and due to the fact that all coke production subsequent to 2006 will be sold to each joint venture partner on an equal basis, MSC will be deconsolidated effective January 1, 2007.
Competition

We believe that the main competitive factors in our market are:
•	quality;

•	reliability;

•	product market price;

•	product offerings;

•	location and shipping costs; and

•	raw material and operating costs.
The steel industry is cyclical in nature and has been marked historically by global overcapacity, resulting in intense competition, which we expect to continue. Many of our competitors are large, with the top three domestic steel-producers holding approximately 67% of market share for flat-rolled products in 2006. We believe our major competitors include the following:
•	domestic integrated steel producers, such as United States Steel Corporation, Mittal Steel USA, Inc., AK Steel Corporation and SNA;

•	mini-mills, such as Nucor Corporation, Steel Dynamics Inc. and Gallatin Steel Company;

•	converters and fabricators, such as The Techs, Winner Steel, Inc., United Steel Deck and Metal Sales; and

•	steel producers from Europe, Asia and other regions.
Domestic integrated steel producers have lost market share in recent years to domestic mini-mill producers, culminating in mini-mill production currently exceeding integrated production. Mini-mills are generally smaller-volume steel producers that melt ferrous scrap metals, their basic raw material, in electric furnaces. Mini-mills rely on less capital-intensive steel production methods, typically have certain advantages over integrated producers, such as lower capital expenditures for construction of facilities, a more variable operating cost structure, and limited ongoing capital needs to sustain operations. These mini-mills now compete with integrated producers in virtually all product lines, including flat-rolled and value added products, and since mini-mills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped.
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
Sales and Marketing

Our sales and marketing functions are principally located in our Wheeling, West Virginia headquarters. Our sales force consists of two distinct sales groups: our steel division and WCC, our corrugating division. Steel division products include, in ascending value-added order, hot rolled, cold rolled, galvanized steel products and tin mill products. Historically, there have been improved margins within each category because selling prices increase and cost absorption is enhanced as steel is processed from hot rolled to cold rolled to galvanized. WCC is divided into three product groups, including construction products, agricultural products and specialty products. WCC’s product groups are generally higher value-added than those of our steel division.

Manufacturing Process

With the commissioning of our EAF, along with the idling of one of our two blast furnaces, we have transformed our operations from a pure integrated producer to a hybrid producer of steel with characteristics of both an integrated producer and mini-mill, producing liquid steel with both our EAF and our BOF.
Utilizing both electric energy and oxygen injection, the EAF melts recycled scrap and scrap substitutes to produce liquid steel. In addition, we believe that the EAF will be able to use liquid iron as a metallic input, which can be produced using our remaining blast furnace, providing us with additional flexibility relating to raw materials. The continuous process also includes a reliable scrap preheating system to reduce electric power requirements. We believe the higher portion of variable costs of the EAF and flexibility in raw material input utilization will produce a cost structure that more closely tracks market conditions and will support our margin in market downturns.
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
Raw Materials

In 2004, we entered into a long-term supply agreement for scrap based on prevailing market prices, with an initial term expiring in April 2009. The agreement is designed to provide us with an adequate and reliable source of scrap for our EAF operations. The scrap supply agreement does not require us to make any minimum purchases, and we believe that we have access to alternative supplies of scrap, if necessary. Under the agreement, the supplier has constructed a scrap handling facility to enable it to provide us with the scrap contemplated by the agreement. The introduction of our EAF has increased our dependence on external scrap and scrap alternatives from approximately 25% of our steel melt in 2004 to approximately 60% of our steel melt in 2006.
We have long-term contracts to purchase our iron ore requirements. The iron ore price under our primary contract is based upon prevailing world market prices, less 3%. With our new EAF and a single blast furnace operation, we consumed approximately 1.6 million gross tons of iron ore pellets in our blast furnace during 2006.
We have long-term supply agreements with third parties to provide us with a substantial portion of the metallurgical coal to meet the requirements of MSC at specified contract prices, which are subject to adjustment at stated times during the term of the contracts. Several of these suppliers have reduced required shipments claiming force majeure prohibited shipments, which led to depleted coal inventory levels, substantially increased costs to purchase metallurgical coal from alternative sources and at times reduced production levels. MSC’s coking operations require a substantial amount of metallurgical coal. Through MSC, we currently produce substantially all of our coke requirements and burn the resultant by-product coke oven gas in downstream operations. In 2006, we and MSC consumed approximately 1.1 million tons of coking coal to produce approximately .7 million tons of blast furnace coke.
Beginning in 2003 and continuing into 2006, coal, coke and scrap prices increased for purchases in the spot market. We are passing these costs through to our customers when possible.
Our operations require significant amounts of other raw materials, including zinc and natural gas. These raw materials are readily available and are purchased on the open market. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. However, the rapid economic expansion in China, among other factors, has affected the supply of steel in the U.S. and allowed price increases to offset higher raw material costs. Certain of our raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices. Zinc prices rose dramatically during 2006, increasing by approximately 120% as compared to 2005 prices. Natural gas prices have been volatile in the past, having increased 6% in 2006, 37% in 2005 and 1% in 2004.
Energy

During 2006, coal constituted approximately 65% of our total energy consumption, natural gas 25% and electricity 10%. Many of our major facilities that use natural gas are equipped to use alternative fuels. As production from our EAF increases, electricity consumption, as a percentage of our total energy consumption, will increase.
Backlog

Our backlog was 336,234 tons at December 31, 2006, as compared to 457,778 tons at December 31, 2005. Most orders related to the backlog at December 31, 2006 are expected to be shipped during the first quarter of 2007, subject to delays at customers’ requests. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow us to increase production runs, thereby enhancing production efficiencies.
Environmental Matters

We, like all other steel producers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. We are involved in a number of environmental remediation projects relating to our facilities and operations, and may in the future become involved in more remediation projects. While we reserve for costs relating to such projects when the costs are probable and estimable, those reserves may need to be adjusted as new information becomes available, whether from third parties, new environmental laws or otherwise. Total accrued environmental liabilities amounted to $10,511 and $9,872 at December 31, 2006 and 2005, respectively. These accruals were based on all information available to the Company. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.
The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Except as expressly noted above we do not anticipate any material impact on our recurring operating costs or future profitability as a result of our compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, we believe that we are not competitively disadvantaged by its need to comply with these regulations.
For a further discussion of Environmental Matters, See Item 3 “Legal Proceedings”.
Employees

At December 31, 2006, we had 3,133 employees of whom 2,418 were represented by the USW, 84 were represented by other unions, 606 were salaried employees and the remaining 25 were non-union operating employees. WPC, WPSC and the USW negotiated a new labor agreement, which became effective upon the date of reorganization and which expires on September 1, 2008. The labor agreement includes, among other things, provisions regarding wages, health care and pension benefits, profit sharing and employee security, and a retirement incentive program pursuant to which 650 hourly personnel accepted early retirement incentives in August 2003.
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
Available Information

We maintain an Internet Website http://www.wpsc.com. We make available free of charge under the “Financial Reports” heading on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after providing such information electronically to the Securities and Exchange Commission (SEC). In addition, we also make available free of charge under the “Investor Relations” heading on our website, the Company’s audit committee, compensation committee, nominating and corporate governance committee, executive committee, safety and environmental committee and finance committee charters, as well as, the Company’s corporate governance guidelines, code of business conduct, whistleblower policy, and policy on trading of securities. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov, which contains reports, proxy information and information statements and other information regarding issuers like us, which file electronically with the SEC.
Item 1A. Risk Factors
If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed and the market price of our stock could be adversely affected. See the information under the caption “Cautionary Statement Concerning Forward-looking Statements” in Item 1 — “Business”.
We emerged from Chapter 11 bankruptcy reorganization in August 2003, have sustained losses in the past and may not be able to achieve profitability on a consistent basis.

Because we emerged from bankruptcy on August 1, 2003 and have incurred losses in the past, we cannot assure you that we will be able to achieve profitability on a consistent basis in the future. We have sought protection under Chapter 11 of the Bankruptcy Code twice since 1985, most recently in November 2000. We emerged from our more recent Chapter 11 bankruptcy reorganization as a new reporting entity on August 1, 2003. Prior to and during this reorganization, we incurred substantial net losses.
We reported a net loss of $39.0 million for the five months ended December 31, 2003 following our emergence from bankruptcy, net income of $62.2 million for the year ended December 31, 2004, a net loss of $33.8 million for the year ended December 31, 2005, and net income of $6.5 million for the year ended December 31, 2006. If we cannot achieve profitability on a consistent basis, our liquidity may be adversely affected and threaten our ability to continue operations.
We may not be able to comply with our financial covenants, which may result in a default under our credit agreements.

We are subject to certain financial covenants contained in our credit agreements. Our term loan agreement required us to maintain certain leverage, interest coverage and fixed charge coverage ratios. In March 2006, our term loan lenders and the Loan Board agreed to waive compliance with these ratios through the quarter ending June 30, 2007. Through March 16, 2007, the term loan agreement, as amended, required us to maintain minimum borrowing availability of at least $50.0 million under our revolving credit facility at all times or to maintain a minimum fixed charge ratio. Our revolving credit facility also required us to maintain minimum borrowing availability of at least $50.0 million at all times or to comply with a minimum fixed charge coverage ratio.
On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225.0 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provides for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
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
In the event that additional modifications or waivers are necessary under our credit agreements, and these additional modifications and waivers are not obtained by us, an event of default will occur. If the event of default results in an acceleration of our term loan or our revolving credit facility, such event would also result in the acceleration of substantially all of our other indebtedness pursuant to cross-default or cross-acceleration provisions. If the indebtedness under our term loan, the revolving credit facility and our other debt instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness.
In addition, if we fail to reasonably demonstrate compliance with the financial covenants contained in our credit agreements and we receive a going-concern opinion from our independent registered public accounting firm with respect to our annual audited financial statements, such failure will constitute an event of default under our credit agreements.
Restrictive covenants in our debt instruments may limit our flexibility and our ability to implement our business plan.

Our credit agreements contain restrictive financial and operating covenants, including, but not limited to, provisions that limit our ability to make capital expenditures, incur additional indebtedness, create liens, make investments, sell assets and enter into transactions with affiliates. In addition, our debt instruments may not provide us with sufficient flexibility to permit us to make all necessary capital expenditures and take other measures that we believe are necessary to run our business effectively and to achieve our business plan. If we are unable to make necessary capital expenditures as a result of these covenants, our competitive position could be adversely affected which could ultimately affect our financial performance.
We may not be viable as a stand alone company if we are unable to find a strategic partner.

We believe for us to be viable as a stand alone company that we need to find a strategic partner, including Esmark, or if that merger fails, another strategic partner, in order to achieve benefits such as economies of scale, greater access to markets for our products, greater access to raw materials, or greater access to financial resources.

Because we are significantly leveraged, we may not be able to successfully run our business, service our debt obligations or refinance our indebtedness.
We are significantly leveraged. Because we are significantly leveraged, it may be difficult for us to successfully run our business and to generate sufficient amounts for necessary capital expenditures. In addition, if we do not generate sufficient operating cash flow, we may not be able to meet our debt service obligations. As of December 31, 2006, our current assets totaled $400.5 million, including $212.2 million of inventory, and our current liabilities totaled $327.5 million. As of December 31, 2006, our total indebtedness was $397.1 million and total shareholders’ equity was $286.2 million. Based on our total indebtedness as of December 31, 2006, we expect that our total debt service obligations (including scheduled principal and interest payments and an $18.7 million prepayment under our term loan agreement for scheduled principal payments originally due in 2008) will approximate $77.8 million (assuming a blended interest rate of 6.8% per annum) in 2007 and that our debt service obligations related to variable interest rate debt will increase $2.5 million on an annual basis for each 1.0% increase in interest rates.
Our ability to meet our ongoing debt service obligations will depend on our ability to successfully run our business, including the successful operation of our EAF, and a number of other factors, including factors beyond our control. We may not be able to generate sufficient operating cash flow to repay, when due or earlier if accelerated due to an event of default, the principal amounts outstanding under our primary credit facilities which have a final maturity as early as 2008 in the case of our term loan and 2009 in the case of our revolving credit facility. We expect that we will be required to refinance such amounts as they become due and payable; however, we may not be able to consummate such refinancing to repay our obligations or to secure a refinancing on terms satisfactory to us. If we are unable to refinance all or any significant portion of our indebtedness, we may be required to sell assets or equity interests in our company. However, we may not be able to sell assets or equity interests in an amount sufficient to repay our obligations or on terms satisfactory to us. Our leverage, together with the restrictions imposed by our credit agreements, may limit our ability to obtain additional financing and to take advantage of business opportunities that may arise. In addition, this leverage increases our vulnerability to adverse general economic and steel industry conditions.
Intense competition in the steel industry and substitute materials could adversely affect our results of operations, and ultimately, our liquidity, financial condition and the trading price of our common stock.
Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so in the future. We compete with domestic steel producers, steel processors, mini-mills and foreign importers. Mini-mills typically enjoy certain competitive advantages, such as more variable raw material costs that tend to rise and fall in tandem with steel selling prices, non-unionized work forces with lower employment costs and more flexible work rules, and lower ongoing maintenance and capital expenditure needs for construction and operation of their steel-making facilities. Additionally, mini-mills now compete with integrated producers in virtually all product lines, which has provided a competitive alternative to most of the steel products that we produce. Furthermore, many of our competitors have superior financial resources or more favorable cost structures, and we may be at a competitive disadvantage. In addition, it is also possible that competitive pressures resulting from the industry trend toward consolidation could adversely affect our growth and profit margins. Moreover, steel products may be replaced to a certain extent by other substitute materials, such as plastic, aluminum, graphite, composites, ceramics, glass, wood and concrete. Our competitors may be successful in capturing our market share, and we may be required to reduce selling prices in order to compete. Reduced selling prices could adversely impact our results of operations and, ultimately, our liquidity, financial condition and the trading price of our common stock.
Increased imports from China or other countries could lower domestic steel prices and adversely affect our revenue, profitability and cash flow.
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
Total and finished imports for 2006, as compared to 2005, increased by approximately 42%. Changes in the U.S.

dollar exchange rate, a decrease in demand for foreign steel in China and certain other developing countries, improved domestic steel production in those countries, lower ocean freight costs and other factors could lead to sustained high, or even higher, levels of imports in the future resulting in excess domestic steel capacity and lower prices for our products, and may have an adverse affect on our revenue, profitability and cash flow.
The cyclical nature of the industries we serve may cause significant fluctuations in the demand for our products and lead to periods of decreased demand.
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the appliance and construction industries. In addition, a substantial portion of our sales are made at prevailing market prices rather than under long-term agreements, which we define as contracts exceeding three months. As a result, downturns in the U.S. or global economies or in any of the industries we support could adversely affect the demand for and selling prices of steel, which could have an adverse effect on our results of operations and cash flows.
We may not be able to sustain our level of total revenue or rate of revenue growth, if any, on a quarterly or annual basis. It is likely that, in some future quarters, our operating results may fall below our targets and the expectations of stock market analysts and investors. In such event, the trading price of our common stock could decline significantly.
We may be unsuccessful in increasing the production of our electric arc furnace, which would adversely affect our near-term and long-term financial performance.
Our business plan depends, in part, on the successful operation of, and an increase in production from, our EAF. Our inability to successfully manage the operation of the EAF and to increase production at the EAF could make it difficult to implement our long-term business strategy and could have an adverse effect on our near-term and long-term financial performance.
From November 20, 2006 through January 31, 2007, we discontinued operating our EAF to conserve cash. As a result of excess inventory at steel service centers leading to a decrease in demand for steel products, we decided to produce hot metal using our blast furnace and basic oxygen furnace, utilizing raw materials on hand, rather than operate our EAF which would have required additional outlays for the purchase of scrap. The EAF was restarted in February 1, 2007.
Any decrease in the availability, or increase in the cost, of steel slabs could adversely affect our production and sale of steel products or increase our costs.
In February 2006, we completed installation of hot strip mill automatic roll changers at our primary steel-making facility. As a result, we increased our hot rolling capacity from 2.8 million tons per year to 3.4 million tons per year. Our business plan depends, in part, on increasing the production and sale of steel products. Our inability to successfully source steel slabs from third party suppliers could adversely affect the volume of our steel production and the sale of steel products and an increase in the cost of third party steel slabs could adversely affect our cost to produce steel, both of which could have an adverse effect on profitability, liquidity and financial condition.
Any decrease in the availability, or increase in cost, of raw materials and energy could materially increase our costs and adversely impact our cash flow and liquidity.
Our operations depend heavily on various raw materials and energy resources, including iron ore, coal used in our coke plant joint venture, scrap, steel slabs, zinc, electricity, natural gas and certain other gases. The availability of raw materials and energy resources could decrease and their prices may be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Any disruption in the supply of our raw materials or energy resources may impair, at least temporarily, our ability to manufacture some of our products, or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or in part. Any increases in the prices for raw materials or energy resources may materially increase our costs and lower our earnings and adversely impact our cash flow and liquidity.
We also rely on a limited number of suppliers for a substantial portion of our raw material needs, such as iron ore, and scrap, as well as metallurgical coal for our coke plant joint venture, all of which are required to meet certain technical specifications. Any failure of these suppliers to meet our needs for any reason could have an adverse effect on our financial results and operating performance. During 2003 through 2006, we experienced disruptions in the supply of coal from our two largest suppliers. This led to depleted coal inventory levels, which substantially increased costs to purchase metallurgical coal from alternative sources, adversely affecting our operating results. Additional disruptions would cause our coke plant joint venture to purchase additional coal on the spot market, which may increase our coke costs and adversely impact our financial condition, results of operations and liquidity. We have also experienced, and continue to experience, problems associated with the supply of scrap from our long-term scrap supplier. We believe that we have access to alternative supplies of scrap, if necessary.
We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand, or inability to pay, from this group could adversely affect our total revenue.
Although we have a large number of customers, sales to our two largest customers, our Wheeling-Nisshin and OCC joint ventures, accounted for approximately 18.5% of our sales for the year ended December 31, 2006 and 22.0% of our net sales for the year ended December 31, 2005. Sales to our 10 largest customers, including to Wheeling-Nisshin and OCC, accounted for 38.6 % of our net sales for the year ended December 31, 2006 and 40.3% of our net sales for the year ended December 31, 2005. We are likely to continue to depend upon a core group of customers for a material percentage of our net sales in the future. Our significant customers may not order steel products from us in the future or may reduce or delay the amount of steel products ordered. Any reduction or delay in orders could negatively impact our revenues. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the steel products provided, our results of operations would be adversely affected.
We may not be able to implement our business plan because we may be unable to fund the substantial ongoing capital and maintenance expenditures that our operations require.
Our operations are capital intensive. We require capital for, among other purposes, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. Our business plan provides that capital expenditures for the three-year period ending December 31, 2009 will aggregate approximately $169.0 million, excluding capital expenditures to be made to complete the refurbishment of the coke plant facility that we contributed to our coke plant joint venture, MSC. We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may be adversely impacted.
A significant interruption or casualty loss at any of our facilities could increase our production costs and reduce our sales and earnings.
Our steel-making facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions. Any shutdown or interruption of a facility would reduce the production from that facility, which could substantially impair our business. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to the revenue losses, longer-term business disruptions could result in a loss of customers. To the extent these events are not covered by insurance, our revenues, margins and cash flows may be adversely impacted by events of this type.
Our production costs may increase and we may not be able to sustain our sales and earnings if we fail to maintain satisfactory labor relations.
A majority of our hourly employees are covered by a collective bargaining agreement with the USW that expires on September 1, 2008. The final rate increase of 3.0% under the existing contract is scheduled for March 31, 2007. Of our total employees, approximately 79.9% are unionized, including 77.2% of which are members of the USW. Any potential strikes or work stoppages in the future, and the resulting adverse impact on our relationships with our customers, could have a material adverse effect on our business, financial condition or results of operations. Additionally, other steel producers may have or may be able to negotiate labor agreements that provide them with a competitive advantage. In addition, many mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.
In addition, the USW has the unilateral right to veto any merger or other transaction that constitutes a change in control of WPC, as defined by the collective bargaining agreement, unless the party gaining such control enters into a new collective bargaining agreement with the USW as a part of the transaction.

Our senior management also work for another company whose interests may be different from ours.
James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our President, also serve as Chairman of the Board and President, respectively, of Esmark, a steel services company. Our Board of Directors, pursuant to the Company’s Ethics Code, authorized and approved the continued roles of Jim and Craig Bouchard in the operation and management of Esmark. Because the Company and Esmark may be engaged in the same, similar or related lines of business, our interests may differ from those of Esmark. Our Board of Directors has adopted guidelines to be used in conducting commercial business with Esmark to address potential conflicts of interest. To date we do not believe that we have been negatively impacted by the other positions held by Jim or Craig Bouchard.
Delays or transition issues in implementing changes under new executive management could adversely impact the Company.
As a result of our new Board of Directors and executive management, we are in the process of reviewing and implementing changes to our operations and commercial activities, as well as changes to human resources, information technology, financial services and outside vendors. We may encounter delays or transition issues in implementing these changes which could have an adverse effect on our business.
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
Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in 2006 and subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2005 approximated $344.1 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $4.0 million to $5.0 million in 2006 and $8.0 million to $10.0 million for years subsequent to 2006. We believe that there are built-in gains inherent in the value of our assets that, when and if realized, may increase this annual limitation during the five-year period from the date of the ownership change. We are currently assessing the extent of these built-in gains. There can be no assurance that these built-in gains, if any, will be realized. The annual limitation on our net operating loss carryforwards that can be used to offset post-ownership change taxable income could adversely affect our liquidity and cash flow, and reduce profitability.
Future sales of our common stock by our existing stockholders could adversely affect the market price of our common stock.
Our common stock has a limited trading market and is held by a concentrated number of investors, including the Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (VEBA trust). As a result, sales of our common stock in the public market could adversely affect the market price of our common stock. Any increase in the selling volume of shares of our common stock, including sales by our significant stockholders, such as the VEBA trust or others, also may adversely affect the trading price of our common stock.
The market price of our common stock could be subject to wide price fluctuations in response to numerous factors, many of which are beyond our control. These factors, include, among other things, failure to consummate a merger with Esmark, low trading volume of our common stock, quarterly variations of our financial results, the nature and content of our earnings releases and our competitors’ earnings releases, developments in the steel industry, including those impacting worldwide supply of, and demand for, steel products, such as governmental regulation and market conditions affecting the demand for steel in China, changes in financial estimates by securities analysts, business conditions in our market and the general state of the securities industry, governmental legislation and regulation, as well as general economic and market conditions. As a result, you could lose all or a part of your investment.
Item 1B. Unresolved Staff Comments
None.
Item 2. PROPERTIES
Primary Steel-producing Facility
We have one steel producing plant and various other finishing and fabricating facilities. Our primary steel-producing facility is located in Mingo Junction, Ohio. This facility includes one operating blast furnace, one EAF, one BOF with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill with an estimated annual hot rolling capacity of 3.4 million tons and pickling and coil finishing facilities. Our MSC joint venture owns coke batteries in Follansbee, West Virginia that produce substantially all of our coke requirements. A railroad bridge over the Ohio River owned by us connects our primary steel-producing facility to the MSC joint venture facility in West Virginia. A pipeline is maintained to transfer coke oven gas and steam from the MSC joint venture facility for use as fuel in our primary steel-making facility. Our primary steel-making facility produces hot rolled products, which are either sold to third parties or shipped to other of our facilities for further processing into value-added products.

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
Breach of Contract
In April 2005 we filed a lawsuit in Brooke County, West Virginia Circuit Court against Central West Virginia Energy Company (CWVEC), a subsidiary of Massey Energy Company (Massey), seeking substantial monetary damages and specific performance of a contract between us and CWVEC. On June 9, 2006, the court granted leave to allow us to amend our complaint to add fraud claims, to add Massey as a defendant and to add MSC as a co-plaintiff. Massey and CWVEC opposed this complaint amendment. In lieu of a trial in July 2006, the court ordered mediation between the parties, which was held on July 13, 2006. No settlement was reached at the mediation. On September 27, 2006, the court ruled in our favor on both issues raised in our amended complaint. A new trial date has been set for May 29, 2007. In a related matter, on May 24, 2006, the U.S. District Court, for the Northern District of Ohio ruled in our favor by affirming all of the previously disclosed rulings by the U.S. Bankruptcy Court for the Northern District of Ohio in 2005 regarding assignment of the CWVEC coal contract to MSC and interpreting the assignment provision of such contract. CWVEC has again appealed this decision to the U.S Court of Appeals for the Sixth Circuit.
As a result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we submitted a business interruption claim. We received initial payments of $12.7 million on the claim. The parties initiated the claims appraisal process pursuant to the terms of the insurance policy in early 2006. The court selected an umpire for the appraisal process on September 15, 2006. On February 2, 2007, the umpire issued an award of an additional $6.1 million to us regarding the claim, which we have received. The amount of the deductible is still being disputed by the insurers and may be litigated in court; determining the deductible amount was not part of the claims appraisal process. As the appraisal process is now completed, we expect to proceed with litigation concerning the amount of the deductible. We intend to vigorously pursue all remedies with respect to this claim, and have filed a complaint to preserve our rights. There can be no assurance as to the ultimate amount we may receive in our business interruption claim or the timing of any further recovery.
Environmental Matters
Prior to confirmation of our plan of reorganization effective August 1, 2003, we settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (U.S. Environmental Protection Agency (USEPA)) environmental regulatory agencies. Consequently, we believe that we have settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.
We estimate that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2006 could total up to $3.2 million, which has been fully reserved by us. These claims arise from instances in which we exceeded post-petition consent decree terms, including: (a) $2.4 million related to a January 30, 1996 USEPA consent decree for our coke oven gas desulphurization facility; (b) $0.6 million related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for our coke oven gas desulphurization facility; and (d) $0.1 million related to a 1992 USEPA consent order for other water discharges issues. We may have defenses to certain of these exceedances.
In September 2000, we entered into a consent order with the West Virginia Department of Environmental Protection wherein we agreed to remove contaminated sediments from the bed of the Ohio River. We estimate the cost of removal of the remaining contaminated sediments to be $1.6 million at December 31, 2006, which has been fully reserved by us. We currently expect this work to be substantially complete by the end of 2007.
We are under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at our coke plant in Follansbee, West Virginia. The USEPA approved our investigation work plan, and field activities were completed in 2004. We submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, we have reserved $4.3 million for such remediation measures.
We have also accrued $0.4 million related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by MSC.
In July 2005, an additional environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $1.0 million is expected to be made during 2007 to address this environmental liability, which has been fully reserved by us.
Total accrued environmental liabilities amounted to $10.5 million and $9.9 million at December 31, 2006 and 2005, respectively. These accruals were based on all information available to us. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, we consider it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5.0 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual meeting of WPC stockholders was held on November 17, 2006.
WPC solicited proxies under Regulation 14A of the Securities Exchange Act of 1934 to (1) elect eleven persons to the WPC Board of Directors for a term expiring at the 2007 annual meeting of stockholders and (2) ratify the audit committee’s appointment of PricewaterhouseCoopers LLP as independent auditors for 2006.
Esmark Incorporated (Esmark) solicited proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934 to (1) elect nine persons to the WPC Board of Directors for a term expiring at the 2007 annual meeting of stockholders, (2) ratify the audit committee’s appointment of PricewaterhouseCoopers LLP as independent auditors for 2006, (3) adopt a resolution amending the WPC Amended and Restated By-Laws to fix the number of directors at eleven, (4) adopt a resolution removing any directors other than the Esmark nominees and the directors designated by the United Steelworkers in accordance with its collective bargaining agreement with WPC, and (5) adopt a resolution to repeal any provision of, or amendments to, WPC’s Amended and Restated By-Laws unilaterally adopted by the Board of Directors after August 8, 2003 and before any of the Esmark nominees joins the Board of Directors if elected.
At the close of business on September 18, 2006, the record date for the determination of the WPC stockholders entitled to vote at the meeting, there were issued and outstanding 14,923,641 shares of WPC common stock, each share being entitled to one vote, constituting all of the outstanding voting securities of WPC. The holders of 10,321,444 shares of WPC common stock were represented in person or by proxy, constituting a quorum.
The following individuals were elected as directors for a term expiring at the 2007 annual meeting of stockholders or until their successors are duly elected and qualified as follows:

	Votes	Votes
Director	For	Withheld
Albert Adkins (Esmark nominee)	6,113,705	44,997
Craig T. Bouchard (Esmark nominee)	6,114,132	44,570
James P. Bouchard (Esmark nominee)	6,114,119	44,583
James L. Bowen (WPC nominee and USW designee)	8,988,057	49,706
Clark Burrus (Esmark nominee)	6,113,673	45,029
C. Frederick Fetterolf (Esmark nominee)	6,113,605	45,097
James V. Koch (Esmark nominee)	6,113,683	45,019
George Munoz (Esmark nominee)	6,113,744	44,958
Joseph Peduzzi (Esmark nominee)	6,113,751	44,951
James A. Todd (Esmark nominee)	6,113,719	44,983
Lynn R. Williams (WPC nominee and USW designee)	8,977,560	59,903

Other matters presented to stockholders for ratification and adoption were as follows:

	Votes	Votes
	For	Against	Abstained
Ratification of PricewaterhouseCoopers LLP as independent auditors for 2006	10,195,254	94,602	31,588

Amendment of WPC’s Amended and Restated By-Laws to fix the number of directors at eleven	7,713,413	2,547,190	60,829

Removal of any directors other than Esmark nominated directors and directors designated by the United Steelworkers	7,633,755	2,626,847	60,837

Repeal of any provision of, or amendment to, WPC’s Amended and Restated By-Laws unilaterally adopted by the board of directors after August 8, 2003 and before any of Esmark’s nominees join the board of directors, if elected	7,652,800	2,583,349	85,290

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Wheeling-Pittsburgh Corporation common stock is traded on the Nasdaq Stock Market, Inc. Exchange (NASDAQ) under the symbol ‘‘WPSC.’’
The following table presents, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ.:

	High	Low
Year ended December 31, 2006:

First quarter	$20.74	$8.57
Second quarter	$27.50	$15.50
Third quarter	$23.29	$16.28
Fourth quarter	$20.51	$16.49

Year ended December 31, 2005:

First quarter	$44.82	$29.42
Second quarter	$33.10	$15.29
Third quarter	$20.82	$14.62
Fourth quarter	$16.70	$8.03
As of February 28, 2007, we had 15,287,293 shares of common stock outstanding and 2,889 stockholders of record.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding shares authorized for issuance under equity compensation plans as of December 31, 2006:

	Number of securities	Weighted average
	to be issued upon	exercise price of
	exercise of outstanding	outstanding	Number of shares
	options, warrants	options, warants	available for
Plan category	and rights	and rights (1)	future issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	338,248	$3.42	628,953

Total	338,248	$3.42	628,953

1.	Weighted average computed based on 56,187 stock options outstanding at a weighted average exercise price of $20.58 per share and 282,061 stock unit service and performance awards outstanding subject to vesting at no additional cost.
Under the terms of its management stock incentive plan, WPC reserved 1,000,000 shares of its common stock for issuance. At December 31, 2006, 56,187 options to acquire shares of common stock were outstanding under the plan at a weighted average exercise price of $20.58 per share. At December 31, 2006, 236,032 stock unit service awards were outstanding under the plan which will vest, subject to forfeiture based solely on service, in amounts equal to 75,993, 87,680 and 72,359 in 2007, 2008 and 2009, respectively. At December 31, 2006, 46,029 stock unit performance awards were outstanding under the plan which will vest, subject to forfeiture based on a combination of service and stock performance, in 2009. During 2005, WPC issued 10,500 shares of restricted stock under its management stock incentive plan, all of which vested in 2006. During 2006 stock options for 28,965 shares of WPC common stock were exercised.
Under the terms of its restricted stock plan, WPC reserved 500,000 shares of its common stock for issuance. During 2003, WPC issued 500,000 shares of restricted stock under its restricted stock plan of which 493,334 shares vested and 6,666 shares were forfeited. Shares forfeited remain available for issuance under WPC’s restricted stock plan.
Stockholder Return Performance Graph
The following performance graph compares the total stockholder return of an investment in Wheeling-Pittsburgh’s common stock to that of the NASDAQ Stock Market (U.S Companies) Index (the NASDAQ U.S. Index) and S&P Steel Index for the period commencing October 28, 2003, the date on which Wheeling-Pittsburgh’s common stock was first publicly traded, and ending on December 31, 2006. The graph assumes an initial investment of $100 on October 28, 2003, in each of the Wheeling-Pittsburgh’s common stock, the NASDAQ U.S. Index and the S&P Steel Index, and that all dividends were reinvested. No cash dividends have been declared or paid on Wheeling-Pittsburgh’s common stock. The historical information set forth below is not necessarily indicative of future performance. Wheeling-Pittsburgh does not make or endorse any predictions as to future stock performance.

The material in this graph is not “solicitation material”, is not deemed filed with the SEC, and is not incorporated by reference in any filing of Wheeling-Pittsburgh Corporation under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

	10/28/03	12/31/03	12/31/04	12/31/05	12/31/06
Wheeling-Pittsburgh Corporation	$100.00	$262.37	$414.41	$96.99	$201.40
NASDAQ U.S. Index	$100.00	$103.65	$112.80	$115.20	$126.57
S&P Steel Index	$100.00	$129.82	$207.92	$254.51	$458.83
The closing price of Wheeling-Pittsburgh’s common stock on the NASDAQ Stock Market on December 29, 2006, the last trading day in 2006, was $18.73 per share.
Item 6. SELECTED FINANCIAL DATA
The following selected historical consolidated financial data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements included in this report. The financial data for the five months ended December 31, 2003 and the seven months ended July 31, 2003 and the year ended December 31, 2002 have been derived from our audited financial statements that are not included in this report.
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

	Reorganized Company				Predecessor Company
			(Dollars in thousands, except per share amounts)
				Five Months	Seven Months
		Year Ended		Ended	Ended	Year Ended
		December 31,		December 31,	July 31,	December 31,
	2006	2005	2004	2003	2003	2002
Consolidated Statement of Operations Data:
Net sales, including sales to affiliates of $333,267, $343,546, $367,735, $101,501, $164,273, and $258.681	$1,770,765	$1,560,513	$1,405,794	$396,902	$570,439	$979,993
Cost of sales, including cost of sales to affiliates of $319,179, $346,057, $324,813, $91,262, $143,840 and $238,937, excluding depreciation and amortization expense	1,621,799	1,479,474	1,206,773	395,950	563,832	894,449
Depreciation and amoritization expense	39,496	33,984	33,433	10,473	39,889	74,194
Selling, general and administrative expense	85,530	71,552	67,620	23,671	29,906	46,993
Reorganization and professional fee expense	—	—	—	(35)	8,140	11,755

Operating income (loss)	23,940	(24,497)	97,968	(33,157)	(71,328)	(47,398)
Interest expense and other financing costs	(26,749)	(21,834)	(19,778)	(10,215)	(9,185)	(15,987)
Other income	13,332	11,843	17,520	4,350	3,228	4,567
Reorganization adjustments	—	—	—	—	400,075	1,262

Income (loss) before taxes	10,523	(34,488)	95,710	(39,022)	322,790	(57,556)
Tax provision (benefit)	4,244	(71)	33,479	15	(641)	11

Income (loss) before minoirty interest	6,279	(34,417)	62,231	(39,037)	323,431	(57,567)
Minority interest in loss of consolidated subsidiary	202	583	—	—	—	—

Net income (loss)	$6,481	$(33,834)	$62,231	$(39,037)	$323,431	$(57,567)

Earnings (loss) per share:
Basic	$0.44	$(2.37)	$5.78	$(4.11)	*	*
Fully diluted	$0.44	$(2.37)	$5.66	$(4.11)	*	*

Average basic shares outstanding (in thousands)	14,725	14,302	10,759	9,500	*	*
Average diluted shares outstanding (in thousands)	14,864	14,302	11,002	9,500	*	*

*	Prior to reorganization, WPC was a wholly-owned subsidiary of WHX Corporation.

	Reorganized					Predecessor
	Company					Company
					As of	As of
		As of December 31,			July 31,	December 31,
	2006	2005	2004	2003	2003	2002
Consolidated Balance Sheet Data (end of period)
Cash, cash equivalents and short-term investments	$21,842	$8,863	$31,198	$4,767	$7,382	$8,543
Working capital (deficit) - unaudited	72,939	69,922	153,190	7,765	47,100	(255)
Property, plant and equipment, net	626,210	557,500	487,308	387,765	360,213	530,568
Total assets	1,122,545	1,020,248	955,486	868,886	878,769	959,116
Total debt, including capitalized leases and revolving credit facility	397,080	332,757	333,583	422,645	380,518	56,752
Liabilities subject to compromise	—	—	—	—	—	890,301
Stockholders’ equity (deficit)	286,193	265,504	290,605	104,613	142,500	(311,171)

	Reorganized Company				Predecessor Company
			(Dollars in thousands, except per ton amounts)
				Five Months	Seven Months
		Year Ended		Ended	Ended	Year Ended
		December 31,		December 31,	July 31,	December 31,
	2006	2005	2004	2003	2003	2002
Consolidated Operating and Other Data (unaudited):
Employment:
Employment costs	$292,792	$271,962	$239,236	$94,651	$143,265	$248,829
Average number of employees	3,263	3,306	3,280	3,299	3,621	3,796
Production and Shipments:
Production – tons	2,502,315	2,452,131	2,362,886	958,816	1,399,853	2,527,826
Shipments – tons	2,329,667	2,164,404	2,125,434	912,937	1,305,046	2,213,506
Average sales price per ton of steel shipped	$730	$686	$661	$435	$437	$443
Other:
Operating income (loss) per ton steel shipped	$10	$(11)	$46	$(36)	$(55)	$(21)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for converters and processors, steel service centers, and the construction, container and agriculture markets. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 60.8% of our shipments during 2006. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
WCC, an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway markets. WCC products represented 21.7% of our steel tonnage shipped during 2006. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin and OCC, which together consumed 23.1% of our steel tonnage shipped during 2006, in the aggregate represented 18.5% of our net sales for 2006. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. MSC owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
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
Recent Developments
Merger Proposals; Proxy Contest; Directors and Officers
Our strategic partner search process began in the summer of 2005. Our Board of Directors engaged UBS Investment Bank (UBS) and conducted a series of management discussions and site visits with potential strategic partners. Although a number of parties expressed interest, management and their advisers principally held discussions with Esmark Incorporated (Esmark) and Companhia Siderúrgica Nacional (CSN). Initial discussions with Esmark began in June 2005. Wheeling-Pittsburgh and Esmark entered into a confidentiality agreement in July 2005 and Esmark proceeded with preliminary due diligence review. Initial discussions with CSN began in December 2005.
On July 17, 2006, The Bouchard Group LLC and Esmark announced their intention to seek the election of a new slate of directors at our 2006 annual meeting. On October 19, 2006 Esmark filed a definitive proxy statement for the election of their proposed director nominees and stated their further intention, if successful in the election of their nominees to our Board of Directors, to appoint a new management team and to present a merger proposal to our Board of Directors to merge Esmark with the Company.
We announced our preliminary agreement to enter into a merger transaction with CSN in August of 2006, and on October 24, 2006, we entered into a definitive merger agreement with CSN.

At our annual stockholders meeting held on November 17, 2006, our stockholders elected all of the Esmark nominees together with the two representatives of the United Steelworkers of America (USW) who were installed as our Board of Directors on November 30, 2006 upon certification of the election results. Immediately thereafter, the Board of Directors appointed members of our audit committee, compensation committee, nominating and corporate governance committee, executive committee, and safety and environmental committee and finance committee.
On December 5, 2006, our Board of Directors appointed a committee comprised of five of its independent directors (Independent Committee) to evaluate third party merger proposals, including the CSN merger agreement and the Esmark merger proposal.
By letter dated December 12, 2006, CSN terminated its merger agreement with us and withdrew its enhanced proposal publicly announced November 6, 2006.
On March 16, 2007, the Company and Esmark entered into a definitive merger agreement providing for the formation of a new holding company (NewCo) in which our existing stockholders would receive one share of NewCo's common stock for each share of the Company's common stock held by each of our stockholders. Esmark stockholders would receive 17.5 million shares of the new company's common stock in the aggregate, plus additional shares of common stock for any new equity raised by Esmark prior to May 15, 2007. In addition to the share for share exchange, our stockholders may elect to receive either (1) a put right allowing the stockholder to put back to NewCo within a ten day period each of the shares of NewCo that were issued to such stockholder in the exchange for $20.00 per share, subject to a maximum of $150.0 million being paid for all exercised put elections, or (2) an underwritten right to purchase one additional share of NewCo common stock for each share of the Company's stock that was exchanged by such stockholder at $19.00 per share within a ten day period, subject to a maximum of $200.0 million worth of NewCo common stock (at such $19.00 price) being purchased under the purchase rights. As a condition to the closing of the merger, Franklin Mutual Advisers, LLC (Franklin) and the Company are required to enter into a standby purchase agreement that will require Franklin to purchase any of the foregoing unexercised purchase rights (up to a maximum of $200.0 million) and that, in any event, will obligate the Company to provide Franklin a minimum of $50.0 million in purchase rights. In each case, Franklin’s purchase rights are exercisable at a $19.00 per share price. Both the put and rights elections are subject to proration if the elections exceed the specified amounts. The transactions contemplated by the definitive agreement are subject to stockholder approval. The transaction is expected to be completed in the summer of 2007.
New Management
On November 30, 2006, the newly elected Board of Directors elected James P. Bouchard as Chairman of the Board of Directors and Chief Executive Officer of the Company and Craig T. Bouchard as Vice Chairman of the Board of Directors and President of the Company effective December 1, 2006. Shortly thereafter the Board of Directors appointed several new executives to our management team for both the Company and WPSC.
Production, Shipments and Pricing
During 2006, we produced 2,502,315 tons of steel slabs. Our EAF produced 1,220,729 tons of liquid steel during 2006. From November 20, 2006 through January 31, 2007, we discontinued operating our EAF to conserve cash. As a result of excess inventory at steel service centers leading to a decrease in demand for steel products, we decided to produce hot metal using our blast furnace and basic oxygen furnace, utilizing raw materials on hand, rather than operate our EAF which would have required additional outlays for the purchase of scrap. The EAF was restarted in February 1, 2007.
Steel shipments totaled 2,329,667 tons during 2006. Steel prices increased during the first eight months of 2006 before decreasing during the last four months of the year.
We completed installation of hot strip mill automatic roll changers at our primary steel-making facility in February 2006. The automatic roll changers have increased our annual hot rolling capacity to an estimated 3,400,000 tons per year.
Raw Materials
Critical raw materials, principally iron ore, purchased coke, zinc and natural gas, reflected price increases during 2006. The cost of coke produced by our MSC joint venture decreased during 2006.
Insurance Recovery
As the result of the basic oxygen furnace ductwork collapse that occurred in December 2004, we received $12.7 million in business interruption insurance recoveries during the first quarter of 2006. We received an additional recovery of $6.1 million during the first quarter of 2007, which was recorded as a reduction of cost of goods sold in 2006. We continue to pursue additional recoveries related to this matter.

Stock Unit Awards
On March 10, 2006, we granted 145,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under our management stock incentive plan, as amended. On December 19, 2006, we granted an additional 171,000 stock unit service awards under the plan. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in general, over a three-year period from the date of grant. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance, as defined by the plan. Each stock unit award is equivalent to one share of our common stock. We, at our sole discretion, have the option of settling stock unit awards in cash or by issuing common stock or a combination of both.
Net Operating Loss Carryover Limitation
Based on information available to us, we believe that we underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code in the second quarter of 2006. As a result, our ability to utilize net operating loss carryovers to reduce taxable income in subsequent years will be subject to statutory limitations on an annual basis. Our net operating loss carryover as of December 31, 2006 approximated $344.1 million. We estimate that our ability to offset post-ownership change taxable income will be limited to approximately $8.0 million to $10.0 million per year. We believe that there are built-in gains inherent in the value of the Company’s assets that, when and if realized, may increase this annual limitation during the five-year period from the date of the ownership change. We are currently assessing the extent of these built-in gains.
Termination of Stockholder Rights Plan
On October 24, 2006, we terminated the Stockholder Rights Plan adopted by us on February 14, 2005.
Credit Arrangements and Covenant Compliance
In March 2006, we reached agreement with both the lenders under our term loan agreement and the Emergency Steel Loan Guarantee Board (Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under our term loan agreement through the quarter ending June 30, 2007. Through March 16, 2007, the term loan agreement, as amended, required us to maintain minimum borrowing availability of at least $50.0 million under our revolving credit facility at all times or to maintain a minimum fixed charge coverage ratio. Our revolving credit facility also required us to maintain minimum borrowing availability of at least $50.0 million at all times or to comply with a minimum fixed charge coverage ratio.
We met the minimum fixed charge coverage ratio for the quarter ended December 31, 2006. As a result, we are not required to maintain $50.0 million of borrowing availability under our revolving credit facility during the first quarter of 2007.
On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provides for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
Private Placement
On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President agreed to purchase convertible notes from us, and on March 16, 2007, we received $50.0 million and issued convertible subordinated promissory notes. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The $50.0 million will be used to pay down $37.5 million of indebtedness under our term loan agreement and for general corporate purposes.
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
The discount rate applied to our pension benefit obligation is based on high quality bond rates and the expected payout period of our pension benefit obligation. The discount rate used to measure our benefit obligation at December 31, 2006 was 5.9%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan. A 1% increase in the discount rate would decrease the pension benefit obligation by approximately $0.4 million and a 1% decrease in the discount rate would increase the pension benefit obligation by approximately $0.4 million. A 1% increase in the discount rate would decrease periodic pension benefit costs by approximately $0.1 million annually and a 1% decrease in the discount rate would increase periodic pension benefit costs by approximately $0.1 million annually.
We have assumed an expected return on plan assets of 8.5% at December 31, 2006. A 1% increase in the expected return on plan assets would decrease periodic pension benefit costs by approximately $0.1 million annually and a

1% decrease in the expected return on plan assets would increase periodic pension benefit costs by approximately $0.1 million annually.
We adopted Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.
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
We estimate the escalation trend in medical costs based on historical rate experience in our plans and through consultation with health care specialists. We have assumed an initial escalation rate of 10% in 2007. This rate is assumed to decrease gradually to an ultimate rate of 5% in 2014 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would increase the postretirement benefit obligation by approximately $0.1 million and a 1% decrease in the health care cost trend rate would decrease the postretirement benefit obligation by approximately $0.1 million. A 1% increase in the health care cost trend rate would increase periodic post-retirement benefit costs by approximately $0.1 million annually and a 1% decrease in the health care cost trend rate would decrease periodic post-retirement benefit costs by approximately $0.1 million annually.
The discount rate applied to our OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2006 was 5.9%. Management believes this rate to be appropriate based on the demographics of the employee group covered under the plan, which does not include hourly employees who retired prior to October 1, 2003. A 1% increase in the discount rate would decrease the postretirement benefit obligation by approximately $8.6 million and a 1% decrease in the discount rate would increase the postretirement benefit obligation by approximately $10.2 million. A 1% increase in the discount rate would decrease periodic post-retirement benefit costs by approximately $0.5 million annually and a 1% decrease in the discount rate would increase periodic post-retirement benefit costs by approximately $0.6 million annually. We adopted Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.
Asset impairments
We periodically evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets. If the carrying value of the assets exceeds the undiscounted cash flows of the assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets over the fair value of the assets. Fair value is estimated using discounted future cash flows and, if available, comparable market values. Considering the Company’s integrated operations, asset impairment evaluations are performed on a group basis, which represents the lowest level of independent cash flows. Undiscounted cash flows are based on longer-term projections that consider projected market conditions and the performance and ultimate use of the assets. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, asset impairments may be required.
Deferred taxes
Full realization of net deferred tax assets is largely dependent on our ability to generate future taxable income and to maintain our existing ownership. An ownership change, as defined in Section 382 of the Internal Revenue Code of 1986, could impose annual limitations on utilization of our net operating loss carryovers. We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. On August 1, 2003, upon emergence from bankruptcy, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy and our ability to generate future taxable income. Deferred tax assets that have arisen since that time, which principally consist of net operating losses, have also been fully reserved. However, as our operations continue, we will be required to periodically reevaluate the tax treatment of these deferred tax assets in light of actual operating results.
Environmental and legal contingencies

We provide for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. We regularly monitor the progress of environmental remediation and legal contingencies, and revise the amounts recorded in the period in which changes in estimate occur.
RESULTS OF OPERATIONS
Year ended December 31, 2006 versus year ended December 31, 2005

Net sales 2006 totaled $1,770.8 million as compared to net sales of $1,560.5 million for 2005. Net sales for 2006 and 2005 included $70.4 million and $75.8 million, respectively, from the sale of raw materials (which includes coke sales to our joint venture partner). Net sales of steel products for 2006 totaled $1,700.4 million on steel shipments of 2,329,667 tons, or $730 per ton. Net sales of steel products for 2005 totaled $1,484.7 million on steel shipments of 2,164,404 tons, or $686 per ton. The increase in net sales was due to an increase in the volume of steel products sold and an increase in the average selling price of steel products of $44 per ton, offset by a decrease in the sale of raw materials.
Cost of sales for 2006 totaled $1,621.8 million as compared to cost of sales of $1,479.5 million for 2005. Cost of sales for 2006 included the cost of raw materials sold of $60.5 million and was reduced by insurance recoveries of $14.0 million related to prior year claims. Cost of sales for 2005 included the cost of raw materials sold of $49.6 million and was reduced by $4.4 million related to the receipt of an insurance settlement applicable to prior year claims.
Cost of sales of steel products sold during 2006 totaled $1,575.3 million, or $676 per ton. Cost of sales of steel products sold during 2005 totaled $1,434.3 million, or $663 per ton. The overall increase in the cost of steel products sold of $141.0 million resulted from an increase in the volume of steel products sold and an increase in the cost of steel products sold of $13 per ton. The per ton cost to produce steel products during 2006 was affected by an increase in the cost of ore, purchased coke, zinc and natural gas, offset, in part, by the cost absorption benefit of an increase in volume as compared to 2005. Wage and salary costs also increased during 2006 principally due to an 8% hourly wage increase in May 2005 and a 3% hourly wage increase in September 2005, both increases being pursuant to the 2003 collective bargaining agreement, and a 6% salaried wage increase in July 2005. VEBA and profit sharing expense increased by $8.5 million during 2006 compared to 2005.
Depreciation expense for 2006 amounted to $39.5 million as compared to $34.0 million for 2005. Depreciation and amortization expense increased due to a significant amount of capital placed in service during 2006 and the write-down of the net realizable value of idled equipment based on a reassessment of the scrap value of such equipment made during the fourth quarter of 2006.
Selling, general and administrative expense for 2006 amounted to $85.5 million as compared to $71.6 million for 2005. Selling, general and administrative costs increased principally due to a 6% salaried wage increase in July 2005, an increase in professional and consulting fees of $9.3 million related to merger and acquisition activities, primarily in connection with the proposed CSN merger transaction, an increase in severance costs of $2.5 million incurred during 2006 and $1.7 million in proxy fees reimbursable to Esmark, offset by a decrease in real and personal property tax expense.
Interest expense for 2006 amounted to $26.8 million as compared to $21.8 million for 2005. Average indebtedness outstanding for 2006 approximated $397.9 million as compared to $356.1 million for 2005, and the average rate of interest on all debt outstanding approximated 6.7% during 2006 as compared to 5.6% during 2005. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during 2006 as compared to 2005.
Other income for 2006 totaled $13.3 million as compared to $11.8 million for 2005. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased by $1.7 million and interest and other income decreased by $0.2 million during 2006 as compared to 2005.
The provision for income taxes for 2006 totaled $4.2 million as compared to a $0.1 million tax benefit for 2005. It is assumed that the earnings of equity affiliates will be returned in the form of dividends which will be subject to the dividends received deduction. Additionally, WPC and WPSC do not filed consolidated income tax returns, and, as a result, losses incurred by WPC, which are subject to full valuation allowance, are not available to offset income generated by WPSC for income tax purposes. The $0.1 million benefit for income taxes provided in 2005 represented refundable income taxes applicable to prior periods. No additional benefit for income taxes was provided during 2005 as it was not more likely than not that the tax benefit associated with the loss incurred during the period would result in a reduction of future income taxes payable.
The minority interest in the loss of a consolidated subsidiary for 2006 totaled $0.2 million as compared to $0.6 million for 2005.
Net income for 2006 amounted to $6.5 million as compared to a net loss of $33.8 million for 2005. Basic and diluted earnings per share were $0.44 for 2006 as compared to basic and diluted loss per share of $2.37 for 2005.
..
Year ended December 31, 2005 versus year ended December 31, 2004
Net sales for 2005 totaled $1,560.5 million as compared to net sales of $1,405.8 million for 2004. Net sales for 2005 included $75.8 million from the sale of excess raw materials. Net sales of steel products for 2005 totaled $1,484.7 million on steel shipments of 2,164,404 tons, or $686 per ton. Net sales of steel products for 2004 totaled $1,405.8 million on steel shipments of 2,125,434 tons, or $661 per ton The increase in net sales resulted from an increase in the average selling price of steel products of $25 per ton, an increase in the volume of steel products sold and $75.8 million from the sale of excess raw materials.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities

During 2006, we used $9.1 million of cash flow from operating activities, consisting of $80.7 million from changes in working capital, offset by $63.9 million from adjusted net income (net income of $6.5 million adjusted for non-cash items of $57.4 million) and a $7.7 million change in non-current items. Working capital increased principally due to an increase in inventory at December 31, 2006 as compared to December 31, 2005 and a decrease in accounts payable and other current liabilities at December 31, 2006 as compared to December 31, 2005. Inventory increased principally due to an increase in quantities and an increase in the unit carrying cost of inventory at December 31, 2006 as compared to December 31.2005. Accounts payable decreased at December 31, 2006 from abnormally high levels at December 31, 2005. Other current liabilities decreased principally due to the liquidation of a $5.0 million bankruptcy obligation during 2006 and a $7.2 million reduction in deferred revenue.
During 2005, we generated $11.6 million of cash flow from operating activities, consisting of $4.0 million from adjusted net income (the net loss of $33.8 million adjusted for non-cash items of $37.8 million) and $25.8 million from changes in working capital, offset by a $18.2 million change in non-current items.
During 2004, we generated $72.0 million of cash flow from operating activities, consisting of $148.2 million from adjusted net income (net income of $62.2 million adjusted for non-cash items of $86.0 million), offset by $68.0 million from changes in working capital and a $8.2 million change in non-current items.
Cash Flow from Investing Activities

During 2006, capital expenditures, net of changes in restricted cash used to fund capital expenditures, used $97.5 million in cash flow and other investing activities generated $3.1 million in cash flow.
During 2005, capital expenditures and changes in restricted cash used to fund capital expenditures, used $104.9 million in cash flow and other investing activities generated $2.7 million in cash flow.
During 2004, capital expenditures, net of changes in restricted cash used to fund capital expenditures, used $57.8 million in cash flow and other investing activities generated $1.7 million in cash flow.

Cash Flow from Financing Activities

During 2006, the minority interest investment in MSC provided $60.0 million in cash flow, net borrowings, including book overdrafts, provided $56.2 million in cash flow and the issuance of common stock provided $0.2 million in cash flow.
During 2005, the minority interest investment in MSC provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $8.4 million in cash flow.
During 2004, net proceeds from the issuance of common stock provided $99.7 million in cash flow and net borrowings, including book overdrafts, used $89.2 million in cash flow.
Liquidity and Capital Resources

Liquidity is provided under our amended and restated $225.0 million revolving credit facility. On December 31, 2006, we had liquidity and capital resources of $43.5 million, consisting of cash and cash equivalents of $10.6 million (excluding MSC joint venture cash of $11.2 million) and $32.9 million of availability under our revolving credit facility. During the quarter ended December 31, 2006, we were required to maintain $50.0 minimum borrowing availability at all times under our revolving credit facility. Accordingly, net borrowing availability noted above has been reduced by $50.0 million. At December 31, 2006, $110.0 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $32.1 million, which included the $12.5 million standby letter of credit posted in favor of the term loan lenders as noted below.
Our revolving credit facility, as amended, required us to maintain $50.0 million of borrowing availability at all times or to maintain a minimum fixed charge coverage ratio. In March 2006, our term loan lenders and the Emergency Steel Loan Guarantee Board (Loan Board) agreed to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under our term loan agreement through the quarter ending June 30, 2007, not requiring compliance with these covenants until the quarter ending September 30, 2007. The term loan agreement, as amended, required us to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50.0 million at all times under our revolving credit facility. For the quarter ending December 31, 2006, we met the required minimum fixed charge coverage ratio under revolving credit facility and our term loan agreement. As a result, we will not be required to maintain $50.0 of borrowing availability at all times during the quarter ending March 31, 2007. However, no assurance can be given that we will be in compliance with covenants under our revolving credit facility or our term loan agreement for quarters ending after December 31, 2006.
On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provides for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President agreed to purchase convertible notes from us, and on March 16, 2007, we received $50.0 million and issued convertible subordinated promissory notes. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The $50.0 million will be used to pay down $37.5 million of indebtedness under our term loan agreement and for general corporate purposes.
At February 28, 2007, $126.9 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $31.9 million. As of February 28, 2007, we had liquidity and capital resources of approximately $68.2 million, consisting of cash and cash equivalents of $2.0 million and $66.2 million of availability under our revolving credit facility, without reduction for the minimum borrowing availability reserve of $50.0 million discussed above.
The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.
$250 Million Term Loan Agreement

In August 2003, WPSC entered into a $250.0 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Loan Board, the Federal guarantor, and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must repay an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008.
In June 2004, WPSC entered into an amendment and waiver to our term loan agreement. The amendment and waiver provided for a 75 basis point reduction in the interest rate spread for the loans in which the interest rate is based upon the prime rate, reduced to the prime rate plus no margin, and a 120 basis point reduction in the interest rate spread to 55 basis points, for the loans in which the interest rate is based upon the LIBOR rate with respect to tranche B of the term loan, under which $162.1 million in principal amount was outstanding as of December 31, 2006.
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
In March 2006, we reached agreement with both the lenders under our term loan agreement and the Loan Board, the Federal loan guarantor, to waive compliance with the leverage and interest coverage ratios and to amend the fixed charge coverage ratio under our term loan agreement through the quarter ending June 30, 2007. Similar to the provision in our revolving credit facility, our term loan amendment required us to comply with a minimum fixed charge coverage ratio or to maintain minimum borrowing availability of at least $50.0 million under our revolving credit facility at all times. In addition, we agreed to make a prepayment of $6.25 million under our term loan agreement, representing the principal due with respect to the September 30, 2006 quarterly payment, with such payment having been made on April 3, 2006, the same date on which the June 30, 2006 scheduled principal payment of $6.25 million was made. We also posted a standby letter of credit in the amount of $12.5 million in favor of the term loan lenders, which will be released upon demonstrated compliance with the financial covenants as of September 30, 2007.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement.

In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.7% at December 31, 2006. The term loan is to be repaid in quarterly installments of $6.25 million, which began in the fourth quarter of 2004, with a final payment to the agent of the remaining $149.9 million due on August 1, 2008 if such loan is not re-offered. At December 31, 2006, the term loan balance was $193.6 million.
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
On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provides for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 7.1% at December 31, 2006.
As of December 31, 2006, the fixed charge coverage ratio was in excess of the minimum required under the amended and restated revolving credit facility. As a result, we were not required to maintain minimum borrowing availability of $50.0 million under the facility. At December 31, 2006, $110.0 million was outstanding under our revolving credit facility, and we had outstanding letters of credit of $32.1 million. We had $32.9 million of net availability under the facility at December 31, 2006, net of the $50.0 minimum borrowing availability reserve noted above.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2006, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in four of our joint ventures, Wheeling-Nisshin, OCC, Feralloy-Wheeling Specialty Processing Co. and Jensen Bridge, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.
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

August 2005, WPSC and the Ohio Department of Development agreed to modify the repayment terms of the loan, providing for a $1.0 million payment in October 2005, a $1.5 million payment in July 2006, and a $2.485 million payment in December 2006. In December 2006, we reached a tentative agreement with the Ohio Department of Development to extend the maturity date of the loan agreement to as late as January 2008.

•	Loan agreement between WPSC and the State of West Virginia. In connection with WPSC’s repayment of a $5.0 million loan from the West Virginia Development Office, WPSC entered into a $6.5 million loan agreement with the State of West Virginia. The loan has a five-year term expiring on August 1, 2008 and bears interest at a variable rate, which is reset annually and currently approximates 8.7% per annum.
CONTRACTUAL OBLIGATIONS
As of December 31, 2006, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)
			Less than	1-3	3-5	More than
	Total		1 Year	Years	Years	5 Years
Long-term debt	$280.9	(1)	$31.4	$176.4	$73.1	$—
Interest on long-term debt	42.5	(2)	16.7	19.1	6.7	—
Capital leases	6.2	(1)	0.7	1.7	1.4	2.4
Long-term operating leases	21.1	(3)	3.9	6.8	5.3	5.1
Other long term liabilities:
Steelworker Pension Trust	20.5	(4)	12.3	8.2	—	—
OPEB	31.3	(5)	4.7	11.7	14.9	—
Coal miner retiree medical	1.6		0.1	0.2	0.1	1.2
Worker’s compensation	29.0	(6)	—	5.8	11.6	11.6
Purchase commitments:
Oxygen supply	93.3	(7)	10.0	20.0	23.2	40.1
Electricity	83.7	(8)	7.5	15.0	14.0	47.2
Coal	8.4	(9)	8.4	—	—	—
Coal	11.3	(10)	11.3	—	—	—
Capital commitments	15.5	(11)	15.5	—	—	—
Capital contribution — MSC	25.0		25.0	—	—	—

Total	$670.3		$147.5	$264.9	$150.3	$107.6

1.	See Note 14 to Consolidated Financial Statement in Item 8 — Financial Statements and Supplementary Data.

2.	Represents estimated interest payments on existing long-term debt.

3.	See Note 15 to Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2011.

6.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2011.

7.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.

8.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. At December 31, 2006, a maximum termination payment of $27.7 million would have been required to terminate the contract.

9.	In 2004, we amended our contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

10.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton.

11.	Amounts reflect contractual commitments for capital expenditures as of December 31, 2006.
Planned Capital Expenditures

Our planned capital expenditures for the three-year period 2007 through 2009 total approximately $169.0 million. Effective January 1, 2007, we will no longer consolidate MSC, a joint venture and variable interest entity. As a result, planned capital expenditures for the three-year period 2007 through 2009 do not include capital expenditures to be made by MSC during this period.
Major capital expenditures for the three-year period 2007 through 2009 include, but are not limited to, the following capital projects:
•	$81.5 million for improvements to our primary production facility;

•	$45.2 million for improvements of our finishing facilities;

•	$8.1 million for improvements of our corrugating facility; and

•	$26.6 million for environmental projects.
For the year ended December 31, 2006, we spent $109.0 million on capital expenditures which included capital expenditures of $77.3 made by MSC. Withdrawals from existing restricted cash balances in the amount of $11.5 million were used to fund these capital expenditures during 2006 and the minority interest investment in our consolidated subsidiary provided $60.0 million to fund MSC capital expenditures during 2006.
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
For the year ended December 31, 2006, we incurred an aggregate obligation to the VEBA trust and the profit sharing plans of $13.8 million. Of this amount $10.2 million was settled in WPC common stock and $3.6 million was settled in cash during 2006.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in common stock of WPC. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of December 31, 2006, 1,289,158 shares of common stock remain creditable to reduce future contributions of common stock due under (ii) of the Variable Contributions formula described above. The number of shares of WPC common stock creditable against contributions due under (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of WPC common stock for the 10 trading days immediately preceding the date the contribution is due.
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
During the year ended December 31, 2006, variable contributions of $9.4 million were incurred. Of this amount, $5.9 million was settled in WPC common stock and $3.5 million was settled in cash during 2006.
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
For the year ended December 31, 2006, a profit sharing obligation of $3.3 million was incurred. Of this amount, $3.2 million was settled in WPC common stock and $0.1 million was settled in cash during 2006.
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
For the year ended December 31, 2006, a profit sharing obligation of $1.1 million was incurred, which was settled in WPC common stock during 2006.
RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. FASB No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position; requires the recognition of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost as a component of other comprehensive income, net of tax; requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end date; and requires additional footnote disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the net transition asset or obligation. FASB No. 158 is effective for fiscal years ending after December 15, 2006 except for the requirement to measure defined benefit plan assets and obligations as of the fiscal year-end date, which is effective for fiscal years ending after December 15, 2008. We adopted the provisions of FASB No. 158 for the fiscal year ending December 31, 2006.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) in September 2006. SAB 108 provides guidance for quantifying and evaluating prior year misstatements and for reporting the effects of such misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on our financial statements.
The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on its financial statements.
The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet quantified the effects of FIN 48 on our financial statements.
The FASB issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. FASB No. 155 eliminates the exemption from applying FASB No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on re-measurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on its financial statements.
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
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At December 31, 2006, approximately 62.8% of the aggregate principal amount of our debt outstanding was at variable rates with the balance outstanding under fixed rates. Since our portfolio of debt is comprised principally of variable-rate instruments, the fair value of debt is relatively insensitive to the effects of interest rate fluctuations. Our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $2.5 million.
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

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.
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
We have completed integrated audits of Wheeling-Pittsburgh Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Wheeling-Pittsburgh Corporation and its subsidiaries (Wheeling-Pittsburgh Corporation) at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Wheeling-Pittsburgh Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, Wheeling-Pittsburgh Corporation changed its method of accounting for defined benefit and postretirement plans in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wheeling-Pittsburgh Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Wheeling-Pittsburgh Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Wheeling-Pittsburgh Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of Wheeling-Pittsburgh Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
March 16, 2007

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended
	December 31,
	2006	2005	2004
Revenues
Net sales, including sales to affiliates of $333,267, $343,546 and $367,735	$1,770,765	$1,560,513	$1,405,794

Cost and expenses
Cost of sales, including cost of sales to affiliates of $319,179, $346,057 and $324,813 excluding depreciation and amortization expense	1,621,799	1,479,474	1,206,773
Depreciation and amortization expense	39,496	33,984	33,433
Selling, general and administrative expense	85,530	71,552	67,620

Total costs and expenses	1,746,825	1,585,010	1,307,826

Operating income (loss)	23,940	(24,497)	97,968

Interest expense and other financing costs	(26,749)	(21,834)	(19,778)
Other income	13,332	11,843	17,520

Income (loss) before income taxes and minority interest	10,523	(34,488)	95,710
Income tax provision (benefit)	4,244	(71)	33,479

Income (loss) before minority interest	6,279	(34,417)	62,231
Minority interest	202	583	—

Net income (loss)	$6,481	$(33,834)	$62,231

Earnings (loss) per share:
Basic	$0.44	$(2.37)	$5.78
Diluted	$0.44	$(2.37)	$5.66

Weighted average shares (in thousands):
Basic	14,725	14,302	10,759
Diluted	14,864	14,302	11,002
The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$21,842	$8,863
Accounts receivables, less allowance for doubtful accounts of $2,882 and $2,594	138,513	132,643
Inventories	212,221	166,566
Prepaid expenses and other current assets	27,911	21,732

Total current assets	400,487	329,804
Investment in and advances to affiliates	53,585	55,100
Property, plant and equipment, less accumulated depreciation of $114,813 and $75,977	626,210	557,500
Deferred income tax benefits	30,537	26,264
Restricted cash	2,163	13,691
Intangible assets, less accumulated amortization of $2,136 and $1,795	255	4,725
Other assets	9,308	33,164

Total assets	$1,122,545	$1,020,248

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $13,842 and $21,020	$99,536	$117,821
Short-term debt	110,000	17,300
Payroll and employee benefits payable	34,766	41,125
Accrued income and other taxes	10,333	11,735
Deferred income taxes payable	30,537	26,264
Accrued interest and other current liabilities	8,970	5,757
Deferred revenue	1,287	8,523
Long-term debt due in one year	32,119	31,357

Total current liabilities	327,548	259,882
Long-term debt, less amount due in one year	254,961	284,100
Employee benefits	121,953	123,498
Other liabilities	25,600	13,030

Total liabilities	730,062	680,510

Minority interest	106,290	74,234

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 15,274,796 and 14,686,354 shares issued; 15,268,130 and 14,679,688 shares outstanding	153	147
Additional paid-in capital	289,903	276,097
Accumulated deficit	(4,159)	(10,640)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive income	396	—

Total stockholders’ equity	286,193	265,504

Total liabilities and stockholders’ equity	$1,122,545	$1,020,248

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	December 31,
	2006	2005	2004
Cash flow from operating activities
Net income (loss)	$6,481	$(33,834)	$62,231
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization expense	39,496	33,984	33,433
VEBA, profit sharing and other stock transactions	11,094	3,961	22,981
Other postretirement benefits	(178)	(786)	3,359
Deferred compensation and stock options	2,558	3,018	2,837
Interest paid-in-kind	940	1,803	2,384
Equity income of affiliated companies, net of dividends	(43)	(4,109)	(11,884)
(Gain) loss on disposition of assets	(397)	450	361
Deferred income taxes	4,129	—	32,505
Minority interest	(202)	(583)	—
Other	54	48	—
Changes in current assets and current liabilities:
Accounts receivable	(5,870)	11,866	(40,484)
Inventories	(45,655)	(9,897)	(9,774)
Other current assets	(6,179)	8,221	(18,370)
Accounts payable	(11,107)	13,261	14,118
Other current liabilities	(11,886)	2,367	(13,505)
Other assets and other liabilities, net	7,713	(18,213)	(8,167)

Net cash (used in) provided by operating activities	(9,052)	11,557	72,025

Cash flow from investing activities
Investment in affiliates	(517)	—	—
Payments from affiliates	2,075	2,025	1,725
Capital expenditures	(108,994)	(103,710)	(132,442)
Change in restricted cash used to fund capital expenditures	11,528	(1,189)	74,636
Proceeds from sale of assets	1,526	625	28

Net cash used in investing activities	(94,382)	(102,249)	(56,053)

Cash flow from financing activities
Book overdraft	(7,178)	12,126	2,208
Net change in short-term debt	92,700	17,300	(79,251)
Additions to long-term debt	—	—	3,000
Repayment of long-term debt	(29,371)	(21,069)	(15,195)
Minority interest investment in subsidiary	60,000	60,000	—
Issuance of common stock, net of issuance costs	262	—	99,697

Net cash provided by financing activities	116,413	68,357	10,459

Net increase (decrease) in cash and cash equivalents	12,979	(22,335)	26,431
Cash and cash equivalents, beginning of year	8,863	31,198	4,767

Cash and cash equivalents, end of year	$21,842	$8,863	$31,198

See Note 21 for supplemental cash flow information
The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

						Accumulated
			Additional	Accumulated		Other
	Preferred	Common	Paid-in	Earnings	Treasury	Comprehensive
	Stock	Stock	Capital	(Deficit)	Stock	Income	Total
Balance, December 31, 2003	$—	$100	$143,550	$(39,037)	$—	$—	$104,613
Net income	—	—	—	62,231	—	—	62,231
Shares issued:
Public stock offering	—	37	99,660	—	—	—	99,697
Employee benefit plans	—	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	—	60	—	(60)	—	—
Stock-based compensation expense recognized	—	—	2,471	—	—	—	2,471
Stock option grants	—	—	366	—	—	—	366

Balance, December 31, 2004	—	144	267,327	23,194	(60)	—	290,605
Net loss	—	—	—	(33,834)	—	—	(33,834)
Shares issued:
Employee benefit plans	—	3	5,712	—	—	—	5,715
Restricted stock forfeiture	—	—	40	—	(40)	—	—
Compensation expense recognized	—	—	2,687	—	—	—	2,687
Stock option grants	—	—	331	—	—	—	331

Balance, December 31, 2005	—	147	276,097	(10,640)	(100)	—	265,504
Net income	—	—	—	6,481	—	—	6,481
Shares issued:
Employee benefit plans	—	6	10,986	—	—	—	10,992
Stock-based compensation
expense recognized	—	—	2,232	—	—	—	2,232
Stock option grants	—	—	326	—	—	—	326
Stock options exercised	—	—	262	—	—	—	262
Adjustment to initially apply FASB Statement No. 158, without tax effect (See Note 17)	—	—	—	—	—	396	396

Balance, December 31, 2006	$—	$153	$289,903	$(4,159)	$(100)	$396	$286,193

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

Bankruptcy and Reorganization

The Company emerged from bankruptcy effective August 1, 2003 and applied fresh start reporting as of July 31, 2003 pursuant to Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all companies more than 50% owned. The Company also evaluates the consolidation of entities under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) which requires the Company to evaluate whether an entity is a variable interest entity and whether the Company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46(R), the consolidated financial statements include the accounts of Mountain State Carbon, LLC, an entity in which the Company has a 50% voting interest (see Note 16).

All material inter-company accounts, balances and transactions have been eliminated. The Company uses the equity method of accounting to account for investments in unconsolidated companies more than 20% owned. Unrealized profits or losses on sales to unconsolidated companies accounted for using the equity method of accounting have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less. Cash that is restricted for use to fund capital expenditures is reflected as a non-current asset. At December 31, 2006, $11,159 in cash and cash equivalents was internally restricted for joint venture activities and was not available for general purposes.

Accounts Receivable

Accounts receivable are stated at net invoice amounts less an allowance for doubtful accounts. The Company provides a specific allowance for doubtful accounts for certain amounts remaining unpaid beyond normal customer payment periods and provides a general allowance for doubtful accounts based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period in which the determination is made. Bad debt expense for 2006 and 2005 amount to $475 and $523, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. At December 31, 2006 and 2005, approximately 96% and 94%, respectively, of all inventories were valued using the LIFO method. Cost is determined for non-LIFO inventories based on actual cost using the first-in, first-out (FIFO) method.

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

The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets. If the carrying value of the assets exceeds the undiscounted cash flows of the assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets over the fair value of the assets. Fair value is estimated using discounted future cash flows and, if available, comparable market values. Considering the Company’s integrated operations, asset impairment evaluations are performed on a group basis, which represents the lowest level of independent cash flows.

Software Costs

Costs incurred for the development or purchase of internal-use software are capitalized and amortized over the useful life of the software, which is generally five years or less.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and tax credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period in which enactment occurs. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities. The components of deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Under the provisions of SOP 90-7, the benefit of pre-confirmation net operating loss carryforwards or any benefit resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce recorded goodwill, then to reduce other intangible assets and finally to increase additional paid-in capital (see Note 12).

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158 as of December 31, 2006 (see Note 17).

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

The Company may incur asset retirement obligations in the event of a permanent plant shutdown. At December 31, 2006, the Company’s plant assets had indeterminate lives and a reasonable estimate of the fair value of associated asset retirement obligations could not be made.

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

Stock-based Payments

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB No. 123(R)) in 2005 and accounts for all share-based payment transactions using a fair-value-based measurement method. The Company elected to apply this statement using the modified retrospective method (see Note 5).

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and assumptions made.

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

During 2006, 2005 and 2004, the Company had sales to one customer, an affiliate, which approximated 14.1%, 13.9% and 17.5% of revenue, respectively.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. FASB No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position; requires the recognition of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost as a component of other comprehensive income, net of tax; requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end date; and requires additional footnote disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the net transition asset or obligation. FASB No. 158 is effective for fiscal years ending after December 15, 2006 except for the requirement to measure defined benefit plan assets and obligations as of the fiscal year-end date, which is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of FASB No. 158 for the fiscal year ending December 31, 2006 (see Note 17).

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) in September 2006. SAB 108 provides guidance for quantifying and evaluating prior year misstatements and for reporting the effects of such misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet quantified the effect of FIN 48 on its financial statements.

The FASB issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”, in February 2006. FASB No. 155 eliminates the exemption from applying FASB No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on re-measurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

2.	Segments, Geographic Area and Major Customers

The Company is engaged in one line of business and operates in one business segment, the production, processing, fabrication and sale of steel and steel products. The Company has a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.

During 2006, 2005 and 2004, the Company had sales to one customer, an affiliate, which approximated 14.1%, 13.9% and 17.5% of revenue, respectively.

3.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $250,240, $216,697 and $246,679 during 2006, 2005 and 2004, respectively. Management believes that sales to Wheeling-Nisshin are made at prevailing market prices. The Company received dividends from Wheeling-Nisshin of $10,715, $5,000 and $2,500 during 2006, 2005 and 2004, respectively. At December 31, 2006 and

2005, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $1,853 and $3,439, respectively, and had accounts payable to Wheeling-Nisshin of $147 and $726, respectively.

The Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $78,276, $126,849 and $121,056 during 2006, 2005 and 2004, respectively. Management believes that sales to OCC are made at prevailing market prices. At December 31, 2006 and 2005, the Company had accounts receivable due from OCC of $3,461 and $8,852, respectively. At December 31, 2006 and 2005, the Company has a loan receivable due from OCC of $5,625 and $7,700, respectively, which bears interest at a variable rate, which currently approximates 7.1%. The Company recorded interest income on the loan receivable of $417, $539 and $546 during 2006, 2005 and 2004, respectively, and received payments on the loan receivable of $2,075, $2,025 and $1,725 during 2006, 2005 and 2004, respectively.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During 2006, 2005 and 2004, the Company received dividends from Feralloy of $343, $294 and $293, respectively.

During 2006, the Company acquired 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, that produces and sells corrugated roofing products. The joint venture is accounted for using the equity method of accounting. The Company had sales to Jensen Bridge of
$4,751 during 2006. Management believes that sales to Jensen Bridge are made at prevailing market prices. At December 31, 2006, the Company had accounts receivable due from Jensen Bridge of $1,369.

During 2006, Esmark Incorporated (Esmark) incurred approximately $1,715 in connection with a proxy contest seeking to elect a new slate of directors at the Company’s 2006 annual meeting. Esmark, pursuant to Delaware law, has requested reimbursement of these costs from the Company. The Company accrued these costs in 2006.

4.	Insurance Recovery

During February 2007 and during February and March 2006, the Company received $6,116 and $12,659, respectively, in partial settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. Of these amounts, $13,415 was recorded as a reduction of cost of goods sold during 2006 and $5,360 was recorded as a reduction of cost of goods sold during 2005. Business interruption insurance recoveries are recorded in the period in which a sworn statement of proof of loss is received from the insurance carriers or the insurance carrier acknowledges an obligation to pay and collectibility is assured.

5.	Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. These shares vested, subject to forfeiture, in increments of one-third of the total grant to each individual ratably over three years. Of these shares, 493,334 shares vested and 6,666 shares were forfeited. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which vested during 2006.

The grant date fair value of non-vested restricted stock is measured as being equal to the fair value of the Company’s common stock on the date of grant. The 10,500 shares of non-vested restricted stock granted during 2005 had a grant date fair value of $39.01 per share.

A summary of activity under these plans as of December 31, 2006 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2005	174,500	$16.44
Granted	—	—
Forfeited	—	—
Vested	(174,500)	$16.44

Balance, December 31, 2006	—	$—

Compensation expense under these plans is measured as being equal to the fair value of the common stock issued on the grant date, amortized over the vesting period for each grant. Compensation expense related to these plans amounted to $1,609, $2,687 and $2,471 for 2006, 2005 and 2004, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $3,317, $3,088 and $4,943, respectively. No shares granted under these plans are subject to retirement eligible provisions.

Stock options

The Company maintains a stock option plan for non-employee directors of the Company pursuant to which it granted stock options for 22,755, 25,389 and 19,215 shares of its common stock during 2006, 2005 and 2004, respectively, at a weighted average exercise price of $19.74, $16.65 and $21.99 per share, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. If a non-employee director of the Company terminates association with the Company, outstanding stock options are exercisable within 90 days from the date of such termination. During 2006, proceeds of $262 were received from the exercise of 28,965 stock options. No stock options were exercised during 2005 and 2004.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The weighted average grant date fair value for stock options granted during 2006, 2005 and 2004 was
$14.34, $13.04 and $19.05 per option, respectively, determined using the following assumptions:

	Year Ended
	December 31,
	2006	2005	2004
Average risk-free interest rate	4.93%	4.38%	3.41%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	81.57%	83.32%	88.27%
Expected life (years)	5	5	5
The Company previously used a ten-year expected life assumption relative to stock options, which was equal to the term of the stock options issued. During 2006, the Company changed this expected life assumption to five years, which is a simple average of the vesting period and the term of the stock options issued. The effect of this change on previously reported amounts was not material.

A summary of activity under this plan as of December 31, 2006 and changes during the year then ended is as follows:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Oustanding, December 31, 2005	62,397	$15.53
Granted	22,755	19.74
Exercised	(28,965)	(9.03)
Expired	—	—

Outstanding, December 31, 2006	56,187	$20.58

Exercisable, December 31, 2006	56,187	$20.58	$90

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. Compensation expense relative to stock options amounted to $326, $331 and $366 for 2006, 2005 and 2004, respectively.

Stock unit awards

During 2006, the Company granted 316,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under its management stock incentive plan, as amended. During 2006, 80,966 stock unit service awards and 57,310 stock unit performance awards were forfeited. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 18,996, 30,680 and 15,356 on March 31, 2007, 2008 and 2009, respectively, and 56,997, 57,000 and 57,003 on December 19, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under the plan vested during 2006. No stock unit awards granted under this plan are subject to retirement eligible provisions.

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. The weighted average grant date fair value of stock unit service awards granted during 2006 was $18.41 per stock unit service award. The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model. The grant date fair value of stock unit performance awards granted during 2006 was $21.67 per stock unit performance award, determined using the following assumptions:

Average risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	68.00%
Expected life (years)	3
Expected turnover rate	10.00%

A summary of activity under this plan as of December 31, 2006 and changes during the year then ended is as follows:

		Weighted
		Average
	Units/	Grant Date
	Shares	Fair Value
Balance, December 31, 2005	—	$—
Granted	420,337	19.21
Forfeited	(138,276)	20.02
Vested	—	$—

Balance, December 31, 2006	282,061	$18.82

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the requisite service period for the entire award, using the straight-line method. Compensation expense relative to stock unit awards amounted to $623 for 2006. At December 31, 2006, deferred compensation expense relative to stock unit awards amounted to $4,684. This amount will be amortized to expense over the requisite service period through December 2009.

The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At December 31, 2006, 10,500 restricted shares of common stock had been issued under the management stock incentive plan, 56,187 options to acquire shares of common stock were outstanding under the plan and 282,061 stock unit awards were outstanding under the plan.

6.	Interest Expense and Other Financing Costs

	Year Ended
	December 31,
	2006	2005	2004
Interest incurred	$26,861	$19,729	$18,933
Less interest capitalized	(4,583)	(2,946)	(4,050)

Net interest	22,278	16,783	14,883
Amortization of deferred financing costs	4,471	5,051	4,895

Interest expense and other financing costs	$26,749	$21,834	$19,778

7.	Other Income

	Year Ended
	December 31,
	2006	2005	2004
Equity income in affiliates	$11,101	$9,403	$14,677
Interest and investment income	1,811	914	1,226
Other	420	1,526	1,617

Total	$13,332	$11,843	$17,520

8.	Earnings (Loss) Per Share

For the years ended December 31, 2006, 2005 and 2004, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share is as follows:

	Year Ended
	December 31,
	2006	2005	2004
Income (loss) available to common stockholders	$6,481	$(33,834)	$62,231

Weighed-average basic shares outstanding (in thousands)	14,725	14,302	10,759
Dilutive effect of (in thousands)+A1:
Non-vested restricted common stock	75	—	228
Stock options	14	—	15
Stock unit awards	50	—	—

Weighed-average diluted shares outstanding (in thousands)	14,864	14,302	11,002

Basic earnings (loss) per share	$0.44	$(2.37)	$5.78
Diluted earnings (loss) per share	$0.44	$(2.37)	$5.66
For the years ended December 31, 2006 and 2005, stock options for 30,212 and 62,397 shares of common stock at a weighted average exercise price of $24.90 and $15.53, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2005, 341,167 shares of non-vested restricted common stock were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

9.	Inventories

	December 31,
	2006	2005
Raw materials	$44,189	$49,193
In-process	212,315	155,860
Finished products	58,606	28,870
Other materials and supplies	46	152

Total current cost	315,156	234,075
Excess of current cost over carrying value	(102,935)	(67,509)

Total carrying value	$212,221	$166,566

During 2006, 2005, 2004, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase income by $2,647, $5,170 and $2,139, respectively.

10.	Investment in and Advances to Affiliates

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, 50% of the outstanding common stock of OCC, 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. and a 50% interest in Jensen Bridge, all of which are accounted for using the equity method of accounting. The carrying value of the Company’s investment in affiliates was $47,960 and $47,400 at December 31, 2006 and 2005, respectively.

As a result of the application of fresh start reporting, the Company restated its investment in affiliates to fair value as July 31, 2003. At December 31, 2006, the Company’s interest in the net assets of its affiliates accounted for using the equity method of accounting amounted to $61,471, which exceeded the carrying value of the Company’s investment in affiliates by $13,511. This amount is being amortized to income over a 10-year period, which represents the estimated remaining useful life of the long-lived assets of the affiliates as of July 31, 2003.

The Company has a loan receivable due from OCC, which bears interest at a variable rate, which currently approximates 7.1%. The loan receivable due from OCC was $5,625 and $7,700 at December 31, 2006 and 2005, respectively.

11.	Property, Plant and Equipment

	December 31,
	2006	2005
Land, land improvements and mineral rights	$11,403	$8,608
Buildings	29,105	21,717
Machinery and equipment	584,480	458,158
Construction in progress	116,035	144,994

Total	741,023	633,477
Less accumulated depreciation and amortization	(114,813)	(75,977)

Net	$626,210	$557,500

Property, plant and equipment included gross assets acquired under capital leases of $2,920 at December 31, 2006 and 2005. Related amortization included in accumulated depreciation and amortization was $233 and $158 at December 31, 2006 and 2005, respectively. Amortization of assets under capital leases is included in depreciation expense. At December 31, 2006, the net book value of idled equipment included in property, plant and equipment was $3,450.

12.	Intangible Assets

Intangible assets represents the estimated fair value of steel supply contracts with Wheeling-Nisshin and OCC, which were recorded as a result of the application of fresh start reporting as of July 31, 2003. These intangible assets were being amortized over the term of the steel supply contracts, one of which expires in 2012 and the other in 2013, using the straight-line method. No residual value was assigned to these contracts. The Company recorded amortization expense of $341, $449 and $923 in 2006, 2005 and 2004, respectively.

Under the provisions of SOP 90-7 and FASB 109, either pre-confirmation net operating loss carryforwards or benefits resulting from the reversal of a valuation allowance applicable to other deferred tax assets are used first to reduce goodwill, then to reduce other intangible assets, and finally as a credit to additional paid-in capital. During 2006 and 2005, other intangible assets was reduced by $4,129 and $2,979, respectively, representing the tax benefit from the utilization of pre-confirmation net operating loss carryforwards and deferred tax assets for which a full valuation allowance has been provided.

13.	Short-Term Debt

On July 8, 2005, the Company entered into an amended and restated $225,000 revolving credit agreement, which matures on July 8, 2009. This new revolving credit facility amended and restated the Company’s $225,000 revolving credit agreement entered into in August 2003, which was scheduled to mature on August 1, 2006. At December 31, 2006 and 2005, $110,000 and $17,300 was outstanding under the revolving credit facility, respectively.

The revolving credit facility requires the Company to maintain minimum borrowing availability of $50,000 at all times or to comply with a minimum fixed charge coverage ratio if borrowing availability under the revolving credit facility falls below $50,000 at any point in time. If an event of default occurs under the Company’s $250,000 senior secured term loan, such event will constitute an event of default under the Company’s amended and restated revolving credit agreement. Additionally, if an event of default results in acceleration of the Company’s term loan or revolving credit agreement, such event would also result in the acceleration of substantially all of the Company’s other indebtedness pursuant to cross-default or cross-acceleration provisions. The Company is restricted from paying any cash dividends under the terms of the revolving credit agreement.

On March 16, 2007, the revolving credit agreement was amended to allow the Company to access collateral in excess of the $225,000 commitment under the facility. If the minimum fixed charge coverage ratio is not met by the Company at the end of any quarter and excess collateral, as defined by the agreement, is available, the Company will be able to access up to $45,000 of such excess collateral over and above the $225,000 commitment amount and the Company will be required to maintain at least $50,000 of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, the Company will be permitted to borrow up to $220,000 under the facility. The incremental amount of borrowing availability of up to $45,000 will decrease by $5,000 each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25,000 through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that the Company maintain minimum borrowing availability of $50,000 at all times without access to collateral beyond the $225,000 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable.

Borrowing availability under the revolving credit facility is based on eligible accounts receivable and inventory amounts, as defined by the revolving credit facility. Borrowing availability is reduced by amounts outstanding under the revolving credit facility and by outstanding letters of credit. Interest on borrowings under the revolving credit facility is payable monthly and is calculated based on LIBOR or the prime rate using spreads based on borrowing availability, as defined by the revolving credit facility. The average rate of interest on amounts outstanding under the revolving credit facility during 2006, 2005 and 2004 approximated 7.9%, 6.3% and 4.9%, respectively. Amounts outstanding under the revolving credit facility are collateralized by a first lien on accounts receivable and inventory and a third lien on other tangible and intangible assets and investments in affiliates.

Due to certain mandatory lockbox requirements and other provisions under the revolving credit agreement, amounts outstanding under the revolving credit facility have been classified as a short-term obligation in accordance with the provisions of EITF 95-22.

14.	Long-Term Debt

	December 31,
	2006	2005
Senior secured term loan	$193,650	$218,650
Series A secured notes	40,985	41,681
Series B secured notes	23,266	22,661
Unsecured 6% note	11,506	11,171
West Virginia Department of Development	6,539	6,539
Ohio Department of Development	2,000	3,985
Industrial revenue bonds (capital leases)	5,440	6,190
Other, including a capital lease	3,694	4,580

Total	287,080	315,457
Less amount due in one year	32,119	31,357

Long-term debt due after one year	$254,961	$284,100

Assuming repayment of the senior secured term loan in 2008 and without consideration of future prepayments that may be required based on excess cash flow calculations under certain debt obligations, long-term debt matures as follows:

2007	$32,119
2008	176,535
2009	1,543
2010	24,811
2011	49,657
After 2011	2,415

Total	$287,080

$250,000 senior secured term loan

On August 1, 2003, WPSC entered into a $250,000 senior secured term loan agreement. The term loan agreement matures on August 1, 2014. However, if the administrative agent under the loan is unable or unwilling to re-offer certain tranches of the term loan agreement as of November 1, 2008, the maturity date for each tranche of the term loan agreement will occur on November 1, 2008. The term loan agreement is collateralized by a first lien on tangible and intangible assets and investments in affiliates and a second lien on accounts receivable and inventory.
The term loan agreement is payable in quarterly installments of $6,250. Additional prepayments are due under the term loan agreement on a quarterly basis equal to 50% of excess cash flow, as defined by the term loan agreement. Interest on borrowings under the term loan agreement is payable monthly and is calculated based on LIBOR or the prime rate using spreads defined by the term loan agreement. The average rate of interest on amounts outstanding under the term loan agreement during 2006, 2005 and 2004 approximated 6.3%, 4.5% and 3.5%, respectively.
The term loan agreement is subject to various financial covenants, including fixed charge, leverage and interest coverage ratios. On March 10, 2006, the Company reached agreement with both the lenders under the term loan agreement and the Emergency Steel Loan Guarantee Board (the Loan Board), the Federal loan guarantor, to waive compliance with the leverage, interest coverage and fixed charge coverage ratios under the term loan agreement through the quarter ending June 30, 2007. As a result, through March 16, 2007, the term loan amendment required the Company to maintain minimum borrowing availability of at least $50,000 under its revolving credit facility at all times or to comply with a minimum fixed charge coverage ratio if borrowing availability under the revolving credit facility fell below $50,000.
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50,000 at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, the Company agreed to use the proceeds from the issuance of $50,000 of convertible debt to make a principal prepayment of $37,500 under its term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. The Company also agreed to amend the existing $12,500 standby letter of credit, previously posted in favor of the term loan lenders, to $11,000 to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
$40,000 Series A secured notes
On August 1, 2003, the Company issued Series A secured notes in the aggregate amount of $40,000. The Series A secured notes mature on August 1, 2011. The Series A secured notes are collateralized by a second lien on tangible and intangible assets and investments in affiliates and a third lien on accounts receivable and inventory.
The Series A secured notes have no fixed repayment schedule. Mandatory redemptions are required based on excess cash flow, as defined by the Series A secured notes. The Series A secured notes bear interest at a rate of 5% through July 31, 2008 and 8% thereafter. Interest is payable in June and December of each year. In the event that distributions from Wheeling-Nisshin, Inc. and Ohio Coatings Company (affiliates of the Company) are not adequate to pay interest on the Series A secured notes when due, the Company is required to pay interest in-kind at rates set forth in the Series A secured notes.
$20,000 Series B secured notes
On August 1, 2003, WPSC issued Series B secured notes in the aggregate amount of $20,000. The Series B secured notes mature on August 1, 2010. The Series B secured notes are collateralized by a fourth lien on tangible and intangible assets and investments in affiliates and a fourth lien on accounts receivable and inventory.
The Series B secured notes have no fixed repayment schedule. Prepayments are required based on excess cash flow, as defined by the Series B secured notes. The Series B secured notes bear interest at a rate of 6%. Interest is payable in June and December of each year. In the event that excess cash flow, as defined by the Series B secured notes, is insufficient to pay interest due on the Series B secured notes, the Company is required to pay interest in-kind at rates set forth in the Series B secured notes.

$10,000 unsecured note

On August 1, 2003, the Company issued an unsecured note in the aggregate principal amount of $10,000. The unsecured note matures in 2011. The unsecured note is subordinated in right of payment to the revolving credit agreements, the term loan agreement and the Series A and B secured notes.

The unsecured note has no fixed repayment schedule. The unsecured note bears interest at 6%. Interest is payable in June and December of each year. If cash interest is not paid, the Company is required to pay interest in-kind.

West Virginia and Ohio Departments of Development

The Company has a five-year term loan agreement with the West Virginia Department of Development that matures August 1, 2008. The term loan bears interest at LIBOR plus 3.125%, with such rate being reset annually. Interest is payable quarterly.

The Company has a loan agreement with the Ohio Department of Development that, as amended, was scheduled to mature in December 2006. The Company reached a tentative agreement with the Ohio Department of Development to extend the maturity date of the loan agreement to as late as January 2008. The loan bears interest at a rate of 3%, which is payable monthly.

Industrial revenue bonds — capital leases

Amounts due under industrial revenue bonds issued by the State of Virginia are payable in annual installments ranging from $300 in 2007 to $480 in 2014. The bonds bear interest at a rate of 7%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.

Amounts due under industrial revenue bonds issued by the State of Nevada are payable in annual installments ranging from $225 in 2007 to $380 in 2014. The bonds bear interest at a rate of 8%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.

Other, including a capital lease

The Company has certain other obligations outstanding that are payable in various installments ranging from $21 per month to $300 semi-annually, with interest rates ranging from 6.1% to 9.0% and maturities ranging from June 2007 through January 2011.

15.	Leases

The Company leases certain equipment under operating lease agreements. Lease expense for 2006, 2005 and 2004 amounted to $10,101, $10,271 and $10,596, respectively. Under long-term operating leases, minimum lease payments are $3,925 for 2007, $3,507 for 2008, $3,254 for 2009, $2,811 for 2010, $2,497 for 2011 and $5,148 thereafter.

16.	Variable Interest Entity

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

In general, all coke produced by the joint venture will be sold to each party at the cost incurred by the joint venture to produce coke, excluding demolition costs, plus 5%. Pursuant to coke supply agreements between the parties and the joint venture, the Company acquired over 60% of all of the coke produced by the joint venture from inception through December 31, 2006. Each party will acquire 50% of all coke produced by the joint venture for all periods thereafter. Due to the disproportionate sale of coke by the joint venture from inception through December 31, 2006, the Company has been identified as the primary beneficiary of the joint venture in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

At December 31, 2006 and 2005, the net assets of the joint venture included in the consolidated balance sheet of the Company were as follows:

	December 31,
	2006	2005
Cash and cash equivalents	$11,159	$3,629
Accounts receivable	8,256	962
Inventory	8,636	10,120
Other current assets	1,589	2,282

Total current assets	29,640	16,993
Restricted cash	2,163	13,691
Property, plant and equipment, net	172,248	99,595
Other assets	—	15,617

Total	204,051	145,896

Accounts payable	23,576	21,986
Other current liabilities	1,619	119
Other liabilities	13,130	86
Minority interest	106,290	74,234

Total	144,615	96,425

Net assets	$59,436	$49,471

Results of operations of the joint venture included in the consolidated results of operations of the Company for 2006 and from September 29, 2005 (date of inception) through December 31, 2005 were as follows:

		September 29,
		2005
	Year Ended	to
	December 31,	December 31,
	2006	2005
Net sales	$57,687	$1,032
Cost of goods sold	(45,401)	(471)
Depreciation and amortization expense, excluding depreciation and amortization expense	(4,616)	(588)
Selling, general and administrative expense	(6,084)	(839)

Operating income (loss)	1,586	(866)
Interest income, net	1,146	224

Income (loss) before minority interest	$2,732	$(642)

All intercompany accounts, balances and transactions have been eliminated. The minority interest reflected in the Company’s consolidated balance sheet reflects SNA Carbon’s share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount was less than the carrying cost of its investment by $12,925 at December 31, 2006 and exceeded the carrying cost of its investment by $14,817 at December 31, 2005. These amounts were included in other liabilities and other assets at December 31, 2006 and 2005, respectively.
At December 31, 2006, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.

17.	Pension and Other Postretirement and Postemployment Benefits

All of the Company’s defined benefit pension plans in effect in 1998 were merged into plans maintained by a subsidiary of WHX Corporation (the Company’s former parent) during 1998. As a result of the Company’s reorganization, effective August 1, 2003, all of these defined benefit pension plans were “frozen”. The Company has no remaining obligation under any of these plans.

Pension and Other Postretirement Plans

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

Upon emergence from bankruptcy and pursuant to the collective bargaining agreement with the USW, the Company agreed to provide enhanced benefits to up to 650 union employees who were retirement eligible, and who elected to retire under a job buyout program offered by the Company. Under terms of the plan, individuals electing to retire under the job buyout program were entitled to receive a benefit of $40 payable in equal installments until the individual reached the age of 62 or for a period of two years, whichever was longer. Benefits under the job buyout program are paid by the Company through its defined benefit pension plan. As a result, it was determined that obligations under this plan should be included in and disclosed as a part of the defined benefit pension plan as of December 31, 2005. Previously, the Company reported all obligations owing under this plan in the balance sheet as employee benefits payable.

The Company maintains health care and life insurance benefit plans for retired salaried employees and for hourly employees retiring after October 1, 2003. Hourly employees who retired prior to October 1, 2003 are provided similar benefits under a Voluntary Employee Benefits Association (VEBA) trust (See Note 18). In general, these plans pay a percentage of medical costs, reduced by deductibles and other coverages. The Company has an agreement with the USW to limit or cap the per capita cost of benefits to be paid for periods subsequent to February 1, 2009 at the per capita cost incurred during the twelve-month period ending
January 1, 2009.

The Company’s health care and life insurance benefit plans for retired employees provides prescription drug benefits. At December 31, 2004, a determination as to whether the Company’s prescription drug benefit plan was actuarially equivalent of benefits provided under Medicare part D could not be made, pending issuance of final guidance on making such a determination. During 2005, based on final guidance, a determination was made that the Company’s prescription drug benefit plan was actuarially equivalent to the prescription drug benefits under Medicare Part D. As a result, the Company will qualify for a Federal subsidy relative to its prescription drug benefit plan. The effect of this subsidy was to reduce the accumulated postretirement benefit obligation by $12,778 at December 31, 2005 and to reduce the net periodic benefit cost for postretirement benefits by $1,910 for the year ended December 31, 2005.

The Company uses a December 31 measurement date for all benefit plans.

Benefit obligation and funded status
The benefit obligation, change in plan assets, funded status and the amounts recognized in the consolidated balance sheet with respect to the plans were as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$9,302	$4,187	$95,588	$91,568
Service cost	178	157	1,429	1,458
Interest cost	457	246	5,475	5,041
Job buyout program	—	4,616	—	—
Actuarial (gain) loss	421	168	(335)	833
Benefits paid	(2,311)	(72)	(4,658)	(3,312)

Benefit obligation, end of year	8,047	9,302	97,499	95,588

Change in plan assets:
Fair value of plan assets, beginning of year	6,633	—	—	—
Actual return on plan assets	878	52	—	—
Company contributions	—	2,069	4,658	3,312
Job buyout program assets	—	4,584	—	—
Benefits paid	(2,311)	(72)	(4,658)	(3,312)

Fair value of plan assets, end of year	5,200	6,633	—	—

Funded status of plans	(2,847)	(2,669)	(97,499)	(95,588)
Unrecognized actuarial loss	1,396	1,502	20,383	21,879
Unrecognized prior service cost (benefit)	1,923	2,147	(24,098)	(29,000)

Net amount recognized	$472	$980	$(101,214)	$(102,709)

Amounts recognized in consolidated balance sheet:
Before adoption of FASB No. 158:
Intangible pension asset, included in other assets	$—	$1,434	$—	$—
Employee benefits payable — current	—	—	(4,683)	(6,000)
Employee benefits — noncurrent	472	(454)	(96,531)	(96,709)

Net amount recognized	$472	$980	$(101,214)	$(102,709)

After adoption of FASB No. 158:
Intangible pension asset, included in other assets	$—	$—	$—	$—
Employee benefits payable — current	—	—	(4,683)	—
Employee benefits — noncurrent	(2,847)	—	(92,816)	—

Net amount recognized	$(2,847)	$—	$(97,499)	$—

Amounts recognized in accumulated comprehensive income at December 31, 2006 consisted of the following:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Amounts recognized in accumulated other comprehensive income:
Unrecognized actuarial loss	$1,396	$—	$20,383	$—
Unrecognized prior service cost (benefit)	1,923	—	(24,098)	—

Net amount recognized	$3,319	$—	$(3,715)	$—

As a result of the initial application of FASB No. 158 as of December 31, 2006, the net amount recognized in the consolidated balance sheets decreased by $396. The decrease in the deferred tax asset was offset by a corresponding change in the valuation allowance. As a result, the amount credited to accumulated other comprehensive income was computed without tax effect.
The accumulated benefit obligation for the Company’s defined benefit pension plan was $5,151 and $7,087 at December 31, 2006 and 2005, respectively.
Components of net periodic benefit costs
Components of net periodic benefit costs were as follows:

		Year Ended
		December 31,
	2006	2005	2004
Pension benefits
Net periodic benefit cost:
Service cost	$178	$157	$78
Interest cost	457	246	116
Expected return on plan assets	(409)	—	—
Amoritization of prior service cost	224	224	129
Recognized actuarial loss	58	108	—

Net periodic benefit cost	$508	$735	$323

		Year Ended
		December 31,
	2006	2005	2004
Postretirement benefits
Net periodic benefit cost:
Service cost	$1,429	$1,458	$2,232
Interest cost	5,475	5,041	6,642
Amoritization of prior service cost	(4,901)	(4,901)	(408)
Recognized actuarial (gain) loss	1,160	928	408

Net periodic benefit cost	$3,163	$2,526	$8,874

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in 2007 are as follows:

	Pension	Postretirement
	Benefits	Benefits
Amortization of prior service costs	$224	$(4,901)
Recognized actuarial loss	58	886

Total	$282	$(4,015)

Assumptions
Assumptions used to determine benefit obligations and net periodic benefit costs were as follows:

	At December 31,
	2006	2005
Expected long-term rate of return	8.50%	8.50%
Discount rate — pension benefit obligation	5.90%	5.50%
Discount rate — postretirement benefit oblgation	5.90%	5.75%
Rate of compensation increase	4.00%	4.00%

		Years Ended
		December 31,
	2006	2005	2004
Expected long-term rate of return	8.50%	8.50%	0.00%
Discount rate — pension benefit obligation	5.50%	5.75%	6.00%
Discount rate — postretirement benefit oblgation	5.75%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	0.00%
The expected long-term rate of return on plan assets is based on expected future rates of return on plan assets considering the current and future investment portfolio. At December 31, 2006, a discount rate of 5.9% was assumed to determine the pension and postretirement benefit obligations. This rate was based on the yield curve for high-quality corporate bonds as matched to the projected plan payments which will be made over an extended period of time.
Assumed health care cost trend rates were as follows:

	At December 31,
	2006	2005
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate gradually declines	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2014	2012
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on service and interest costs	$31	$(41)
Effect on accumulated benefit obligation	$93	$(139)
Plan Assets
The Company’s pension plan investment policy is to ensure that the assets of the plan will be invested in a prudent manner to meet the obligations of the plan as those obligations come due. Plan assets invested in money market funds are used, principally, to meet the short-term, scheduled payment obligations under the Company’s job buyout program. The remaining portion of plan assets are invested in short-term debt securities with maturities scheduled to meet longer-term obligations of the plan.

Plan assets allocations, by major category, at December 31, 2006 and 2005 and targeted plan asset allocations by major category for 2007 are as follows:

		Percentage		Target
	Policy	December 31,		Percentage
Asset Category	Range	2006	2005	2007
Money market funds	5% - 15%	8%	100%	10%
Debt securities	85% - 95%	92%	—	90%

Total		100%	100%	100%

Cash Flows
The Company expects to make the following contributions and make the following benefit payments with respect to its benefit plans:

	Pension	Postretirement
	Benefits	Benefits
Employer contributions - 2007	$—

Expected benefit payments:
2007	$1,673	$4,683
2008	1,216	5,421
2009	869	6,236
2010	614	7,061
2011	601	7,866
2012 - 2016	4,348	48,531
Other Plans and Benefits
Effective August 1, 2003, the Company’s USWA-represented employees became participants in the Steelworkers Pension Trust (SPT), a multi-employer pension plan. The Company is obligated to make monthly contributions to the SPT based on hours worked by USWA-represented employees. During 2006, 2005 and 2004, the Company contributed $12,281, $9,700 and $13,991 to the SPT, respectively, with $8,400 of the amount contributed during 2004 extinguishing an obligation to the SPT recognized as of July 31, 2003 in connection with the application of fresh start reporting.
The Company maintains defined contribution pension plans for both salaried and hourly employees. In general, contributions are made to hourly defined contribution plans based on age and hours worked. In general, contributions are made to salaried defined contribution plans based on age and compensation levels. Contributions to these plans for 2006, 2005 and 2004 amounted to $3,351, $3,010 and $2,647, respectively.
The Company maintains savings plans (401k plans) for both salaried and hourly employees. Employees may contribute up to 50% of their annual compensation to these plans, subject to statutory limitations. During 2006 and 2005, the Company made matching contributions to the salaried savings plan of $756 and $618, respectively. The Company funded these amounts by issuing 44,573 and 34,665 shares of common stock to the plans in 2006 and 2005, respectively. The Company did not make matching contributions to these savings plans during 2004.
In August 2006, the Company adopted a defined contribution supplemental executive retirement plan for certain executive officers of the Company. In general, amounts are accrued to the individual accounts of the executive officers based on age and compensation levels, as defined by the plan. During 2006, the Company accrued $140 under this plan.
The Coal Industry Retiree Health Benefit Act of 1992 (“the Act”) created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans that had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company’s obligation under the Act relates to its previous ownership of coal mining operations. Amounts accrued for these obligations were $1,688 and $1,987 at December 31, 2006 and 2005, respectively.

The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers’ compensation. Amounts accrued for these obligations at December 31, 2006 and 2005 were $24,462 and $23,215, respectively. These amounts were determined using a discount rate of 5.75% at December 31, 2006 and 2005, and are included in other employee benefit liabilities.

18.	VEBA and Profit Sharing Plans

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

During 2006, the Company incurred VEBA expense of $9,402 under the plan. The Company satisfied $5,914 of the obligation by issuing 293,719 shares of common stock to the plan during 2006. The remaining portion of the obligation was settled in cash. During 2005, the Company incurred VEBA expense of $4,725 under the plan. The Company satisfied $3,200 of the obligation by issuing 151,929 shares of common stock to the plan during 2005. The remaining portion of the obligation was settled in cash. During 2004, the Company incurred VEBA expense of $11,662 under the plan. The Company satisfied $6,527 of the obligation by issuing 44,069 and 169,622 shares of common stock to the plan during 2005 and 2004, respectively. The remaining portion of the obligation was settled in cash. At December 31, 2006, the VEBA trust held 2,140,826 shares of common stock of the Company in trust.

Effective October 1, 2003, the Company established a profit sharing plan for hourly and salaried employees. The Company is required to make quarterly contributions to the plan ranging from 4% to 15% of operating cash flow, as defined by the plan, in excess of $30 per ton. Quarterly contributions are payable in cash or, at the discretion of the Company, in common stock of the Company.

During 2006, the Company incurred profit sharing expense of $4,365. The Company satisfied $4,322 of this obligation by issuing 221,185 shares of common stock to the plan during 2006. The remaining portion of the obligation was settled in cash. During 2005, the Company incurred profit sharing expense of $143. The Company satisfied this obligation by issuing 7,968 shares of common stock to the plan during 2005. During 2004, the Company incurred profit sharing expense of $16,454. The Company satisfied this obligation by issuing 547,703 shares of common stock to the plan during 2004.

19.	Income Taxes

The provision for income taxes consisted of the following:

		Year Ended
		December 31,
	2006	2005	2004
Current
Federal tax provision (benefit)	$115	$(50)	$841
State tax provision (benefit)	—	(21)	133

Total	115	(71)	974

Deferred
Federal tax provision	4,129	—	28,715
State tax provision	—	—	3,790

Total	4,129	—	32,505

Income tax provision (benefit)	$4,244	$(71)	$33,479

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

		Year Ended
		December 31,
	2006	2005	2004
Income (loss) before taxes	$10,523	$(34,488)	$95,710

Tax provision (benefit) at statutory rate	$3,683	$(12,071)	$33,499
Increase (decrease) in tax due to:
Equity income in affiliates	(3,069)	(2,558)	(4,110)
State income tax, net	—	—	3,836
Unrelated entity proxy fee expense	600	—	—
Recognition of pre-confirmation benefits	4,129	—	—
Change in valuation allowance	(1,319)	13,736	279
Other	220	822	(25)

Income tax provision (benefit)	$4,244	$(71)	$33,479

The components of deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005
Assets:
Postretirement and postemployment benefits	$34,091	$36,152
Operating loss carryforwards (expiring 2011 - 2026)	119,296	113,883
Mininum tax credit carryforwards	797	797
Pension and other employee benefits	11,257	9,609
Provision for expenses and losses	18,906	19,115
Leases	—	1,933
State income taxes, net	10,496	11,052
Other	9,986	11,055

	204,829	203,596

Liabilities:
Property, plant and equipment	(55,700)	(56,636)
Inventory	(36,740)	(32,699)
State income taxes, net	(10,496)	(11,052)
Other	(324)	(321)

	(103,260)	(100,708)

Net	101,569	102,888
Valuation allowance	(101,569)	(102,888)

Net deferred tax asset (liability)	$—	$—

At December 31, 2006, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $344,135. Of this amount, approximately $3,290 relates to excess tax benefits associated with stock based compensation, which, when realized, will be recorded as additional paid-in capital. During 2006, the Company underwent an “ownership change” pursuant to Section 382 of the Internal Revenue Code. As a result, the Company’s ability to utilize net operating loss carryforwards to reduce future income taxes payable will be subject to statutory limitations on an annual basis, estimated to approximate $8,000 to $10,000 per year. This annual limitation will be increased to the extent that built-in gains inherent in the value of the Company’s assets are realized during the five-year period from the date of the ownership change. The Company estimates that approximately $45,200 of future tax benefits associated with net operating losses will be foregone as a result of the ownership change annual limitations if not otherwise utilized to offset built-in gains during the five-year period following the date of the ownership change.

Due to uncertainties surrounding future realization of the net operating loss carryforward and other tax benefits, a full valuation allowance has been provided by the Company against the net deferred tax asset. To the extent that tax benefits are realized from the release of the valuation allowance applicable to pre-confirmation tax benefits, the recognition of the tax benefit is first used to reduce goodwill, then to reduce other intangible assets and finally to increase additional paid-in capital. At December 31, 2006, the portion of the valuation allowance applicable to pre-confirmation tax benefits approximated $43,588, all of which, when released, will increase additional paid-in capital.

The statute of limitations has expired for years through 2002. Federal income tax returns have been examined through 1997. Additionally, while the Company is no longer affiliated with WHX, the Company’s former parent, the Company’s tax attributes could be impacted by an audit of WHX for those years in which the Company was a subsidiary of WHX.

20.	Common Stock

Common stock share activity was as follows:

	Issued	Treasury	Outstanding
Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued — public offering	3,719,898		3,719,898
Stock issued — employee benefit plans	717,325		717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Stock issued — employee benefit plans	238,631		238,631
Stock issued — restricted stock award plan	10,500		10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688
Stock issued — employee benefit plans	559,477	—	559,477
Stock options exercised	28,965	—	28,965

Balance, December 31, 2006	15,274,796	6,666	15,268,130

21.	Supplemental Cash Flow Information

Cash payments for interest and taxes were as follows:

		Year Ended
		December 31,
	2006	2005	2004
Interest, net of capitalized amounts	$21,252	$14,247	$12,509
Income taxes	524	181	1,600
         The Company acquired equipment for $1,092 under a capital lease obligation during 2005.

22.	Financial Instruments

The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	$21,842	$21,842	$8,863	$8,863
Short-term debt	110,000	110,000	17,300	17,300
Long-term debt:
Senior secured term loan	193,650	193,650	218,650	218,650
Other (see discussion below)	93,430	93,430	96,807	96,807
Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Short-term debt

Short-term debt carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Senior secured term loan

The senior secured term loan is a guaranteed loan and, as such, carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Other long-term debt

Other long-term debt is not publicly traded and carries rates of interest that may or may not reflect a fair value rate of interest. The fair value of these instruments cannot be determined with reasonable accuracy and may or may not approximate carrying value. For this reason, fair value has been presented as being equal to carrying value in the table above.

23.	Commitments and Contingencies

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

During the second quarter of 2006, the Company received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. These inquiries commenced during the third quarter of 2006 and continued during the fourth quarter of 2006.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2006 could total up to $3,260, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,442 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility; (b) $589 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $105 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility; and (d) $124 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to certain of these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,558 at December 31, 2006, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.
The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,310 for such remediation measures.
The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by MSC.
In July 2005, an additional environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $983 is expected to be made during 2007 to address this environmental liability, which has been fully reserved by the Company.
Total accrued environmental liabilities amounted to $10,511 and $9,872 at December 31, 2006 and 2005, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.
Capital expenditures for environmental projects totaled $6,130 during 2006.
Commitments
In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. Payments for delivery of coal under this contract totaled $6,668 during 2006. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. As of December 31, 2006, the unamortized prepayment amounted to $3,065. This amount is subject to forfeiture if coal is not taken under the contract.
The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $12,150, $10,621 and $14,200 during 2006, 2005 and 2004, respectively.
The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $12,867, $9,652 and $9,150 during 2006, 2005 and 2004, respectively. At December 31, 2006, a maximum termination payment of approximately $27,750 would have been required to terminate the contract.
Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. The Company is committed to make capital contributions of $25,000 to MSC in 2007.

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

24.	Subsequent Events

On March 8, 2007, the Company’s Board of Directors voted to approve a merger agreement between the Company and Esmark Incorporated and voted to recommend that the stockholders adopt such merger agreement.

At December 31, 2006, the Company was in compliance with its financial covenants under its revolving credit agreement and its term loan agreement. However, no assurance could be provided that the Company would be in compliance with such financial covenants for quarters ending after December 31, 2006. In order to generate liquidity and to provide reasonable assurance that the Company will continue to be in compliance with its financial covenants for quarters ending after December 31, 2006, the Company effected the transactions described below subsequent to December 31, 2006.

On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, and James P. Bouchard, the Company’s Chairman and Chief Executive Officer, and Craig T. Bouchard, the Company’s Vice Chairman and President agreed to purchase convertible notes from the Company, and on March 16, 2007, the Company received $50,000 and issued convertible subordinated promissory notes. The debt will be convertible into the Company’s common stock upon consummation of a merger between the Company and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to the Company’s term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between the Company and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The proceeds from such convertible debt will be used to pay down indebtedness and for general corporate purposes.

On March 16, 2007, the revolving credit agreement was amended to allow the Company to access collateral in excess of the $225,000 commitment under the facility. If the minimum fixed charge coverage ratio is not met by the Company at the end of any quarter and excess collateral, as defined by the agreement, is available, the Company will be able to access up to $45,000 of such excess collateral over and above the $225,000 commitment amount and the Company will be required to maintain at least $50,000 of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, the Company will be permitted to borrow up to $220,000 under the facility. The incremental amount of borrowing availability of up to $45,000 will decrease by $5,000 each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25,000 through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that the Company maintain minimum borrowing availability of $50,000 at all times without access to collateral beyond the $225,000 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable.

Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50,000 at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, the Company agreed to use the proceeds from the issuance of $50,000 of convertible debt to make a principal prepayment of $37,500 under its term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. The Company also agreed to amend the existing $12,500 standby letter of credit, previously posted in favor of the term loan lenders, to $11,000 to cover interest payment obligations to April 1, 2007. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.

25.	Summarized Financial Information of Affiliate

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. which is accounted for using the equity method of accounting. Summarized financial information for this affiliate is as follows:

	December 31,
	2006	2005
Current assets	$124,086	$148,563
Noncurrent assets	42,145	49,570

Total assets	$166,231	$198,133

Current liabilities	$16,720	$33,204
Noncurrent liabilities	9,978	13,154

Total liabilities	26,698	46,358
Total equity	139,533	151,775

Total liabilities and equity	$166,231	$198,133

		Year Ended
		December 31,
	2006	2005	2004
Net sales	$557,917	$468,875	$543,295
Cost of goods sold, excluding depreciation and amortization expense	512,121	431,757	481,640
Depreciation and amortization expense	10,198	10,296	10,254
Other operating costs	8,454	8,315	8,818

Operating income	27,144	18,507	42,583
Non-operating income (loss)	2,502	2,486	1,265
Provision for income taxes	(11,360)	(7,960)	(16,501)

Net income	$18,286	$13,033	$27,347

26.	Summarized Combined Financial Information

Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of the Company, is the issuer of the outstanding $40,000 Series A notes and $20,000 Series B notes. The Series A and Series B notes were not registered under the Securities Act of 1933 or the Securities Act of 1934. The Series A notes and Series B notes are each fully and unconditionally guaranteed, jointly and severally, by the Company and its present and future subsidiaries. WPSC and each subsidiary guarantor of the Series A and Series B notes are 100%-owned by the Company. Because the subsidiary guarantors are not material, individually and in the aggregate, the consolidating financial information for the Company and the subsidiary guarantors has been combined below in the column entitled “WPC and Subsidiary Guarantors.”

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment — net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000		110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest		106,290		106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders’ equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment — net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Short-term debt	—	17,300		17,300
Other current liabilities	276	124,485	—	124,761

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest		74,234		74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,770,765	$—	$1,770,765
Cost of products sold	—	1,621,799	—	1,621,799
Depreciation and amortizaton expense	—	39,496	—	39,496
Selling, administrative and general expense	8,129	77,401	—	85,530

Operating income (loss)	(8,129)	32,069	—	23,940
Interest expense	—	(26,749)	—	(26,749)
Other income including equity earnings of affiliates	14,725	13,332	(14,725)	13,332

Income before income taxes	6,596	18,652	(14,725)	10,523
Income tax provision (benefit)	115	4,129	—	4,244

Income before minority interest	6,481	14,523	(14,725)	6,279
Minority interest	—	202	—	202

Net income	$6,481	$14,725	$(14,725)	$6,481

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2005

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,560,513	$—	$1,560,513
Cost of products sold	—	1,479,474	—	1,479,474
Depreciation and amortizaton expense	—	33,984	—	33,984
Selling, administrative and general expense	1,397	70,155	—	71,552

Operating loss	(1,397)	(23,100)	—	(24,497)
Interest expense	—	(21,834)	—	(21,834)
Other income including equity earnings of affiliates	(32,437)	11,620	32,660	11,843

Loss before income taxes	(33,834)	(33,314)	32,660	(34,488)
Income tax provision (benefit)	—	(71)	—	(71)

Loss before minority interest	(33,834)	(33,243)	32,660	(34,417)
Minority interest	—	583	—	583

Net loss	$(33,834)	$(32,660)	$32,660	$(33,834)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$1,405,794	$—	$1,405,794
Cost of products sold	—	1,206,773	—	1,206,773
Depreciation and amortizaton expense	—	33,433	—	33,433
Selling, administrative and general expense	1,503	66,117	—	67,620

Operating income (loss)	(1,503)	99,471	—	97,968
Interest expense	—	(19,778)	—	(19,778)
Other income including equity earnings of affiliates	63,260	17,520	(63,260)	17,520

Income before income taxes	61,757	97,213	(63,260)	95,710
Income tax provision (benefit)	(474)	33,953	—	33,479

Net income	$62,231	$63,260	$(63,260)	$62,231

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$(262)	$(8,790)	$—	$(9,052)

Investing activities:
Capital expenditures	—	(108,994)	—	(108,994)
Restricted cash used to fund capital expenditures	—	11,528		11,528
Other	—	3,084	—	3,084

Net cash used in investing activities	—	(94,382)	—	(94,382)

Financing activities:
Net borrowings	—	63,329	—	63,329
Book overdraft	—	(7,178)	—	(7,178)
Minority interest investment	—	60,000	—	60,000
Issuance of common stock	262	—	—	262

Net cash provided by financing activities	262	116,151	—	116,413

Net change in cash and cash equivalents	—	12,979	—	12,979
Cash and cash equivalents, beginning of year	—	8,863	—	8,863

Cash and cash equivalents, end of year	$—	$21,842	$—	$21,842

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
Reorganized Company

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$11,557	$—	$11,557

Investing activities:
Capital expenditures	—	(103,710)	—	(103,710)
Restricted cash used to fund capital expenditures expenditures	—	(1,189)		(1,189)
Other	—	2,650	—	2,650

Net cash used in investing activities	—	(102,249)	—	(102,249)

Financing activities:
Net borrowings	—	(3,769)	—	(3,769)
Book overdraft	—	12,126	—	12,126
Minority interest investment	—	60,000	—	60,000

Net cash provided by financing activities	—	68,357	—	68,357

Net change in cash and cash equivalents	—	(22,335)	—	(22,335)
Cash and cash equivalents, beginning of year	—	31,198	—	31,198

Cash and cash equivalents, end of year	$—	$8,863	$—	$8,863

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2004

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash provided by operating activities	$—	$72,025	$—	$72,025

Investing activities:
Capital expenditures	—	(132,442)	—	(132,442)
Restricted cash used to fund capital expenditures	—	74,636		74,636
Other	(99,967)	1,753	99,967	1,753

Net cash used in investing activities	(99,967)	(56,053)	99,967	(56,053)

Financing activities:
Net borrowings	—	(91,446)	—	(91,446)
Book overdraft	—	2,208	—	2,208
Issuance of common stock and paid in capital paid-in capital	99,967	99,697	(99,967)	99,697

Net cash provided by financing activities	99,967	10,459	(99,967)	10,459

Net change in cash and cash equivalents	—	26,431	—	26,431
Cash and cash equivalents, beginning of year	—	4,767	—	4,767

Cash and cash equivalents, end of year	$—	$31,198	$—	$31,198

27. Revenues by Product (Unaudited)
     Revenues from external customers by product line were as follows:

	Year Ended
	December 31,
	2006	2005	2004
Product:
Hot Rolled	$541,794	$420,745	$365,089
Cold Rolled	476,555	471,235	514,511
Galvanized	150,889	109,264	132,178
Fabricated products	507,087	466,914	375,090
Ore, coke and coke by products	79,471	85,268	9,074
Conversion and other *	14,969	7,087	9,852

Total	$1,770,765	$1,560,513	$1,405,794

*	Includes semi-finished, conversion and resale products.
28. Selected Quarterly Financial Information (Unaudited)
     Financial results by quarter were as follows:

		Income (loss)		Basic	Fully Diluted
		from	Net	Earnings	Earnings
		Continuing	Income	(loss)	(loss)
	Net Sales	Operations	(loss)	Per Share	Per Share
2006
1st Quarter	$436,978	$(2,110)	$(2,110)	$(0.15)	$(0.15)
2nd Quarter	493,925	9,329	9,329	$0.64	$0.63
3rd Quarter	482,731	17,352	17,352	$1.18	$1.16
4th Quarter	357,131	(18,090)	(18,090)	$(1.20)	$(1.20)

2005
1st Quarter	$399,508	$8,100	$8,100	$0.57	$0.56
2nd Quarter	415,237	2,627	2,627	$0.18	$0.18
3rd Quarter	374,891	(21,147)	(21,147)	$(1.47)	$(1.47)
4th Quarter	370,877	(23,414)	(23,414)	$(1.61)	$(1.61)

2004
1st Quarter	$274,206	$(6,718)	$(6,718)	$(0.71)	$(0.71)
2nd Quarter	356,121	26,997	26,997	$2.84	$2.79
3rd Quarter	401,800	35,534	35,534	$3.52	$3.42
4th Quarter	373,667	6,418	6,418	$0.46	$0.45

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
Attestation Report of Registered Public Accounting Firm
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is included in Item 8 – “Financial Statements and Supplemental Data—Report of Independent Registered Public Accounting Firm.”
Change in Internal Control Over Financial Reporting
There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information with respect to directors and executive officers of WPC and WPSC as of February 28, 2007:

Name	Age	Position
James P. Bouchard	45	Chariman of the Board, Chief Executive Officer and Director of WPC
Craig T. Bouchard	53	Vice Chairman, President and Director of WPC
V. John Goodwin	63	Chief Executive Officer of WPSC
Thomas A. Modrowski	50	President and Chief Operating Officer of WPSC
Paul J. Mooney	55	Executive Vice President and Chief Financial Officer of WPC and WPSC
David A. Luptak	49	Executive Vice President , Secretary and General Counsel of WPC and WPSC
Michael P. DiClemente	53	Vice President and Treasurer of WPC and WPSC
Vincent D. Assetta	42	Vice President, Controller of WPC and WPSC
Albert G. Adkins	59	Director of WPC
James L. Bowen	71	Director of WPC
Clark Burrus	78	Director of WPC
C. Frederick Fetterolf	78	Director of WPC
James V. Koch	64	Director of WPC
George Munoz	55	Director of WPC
Joseph Peduzzi	41	Director of WPC
James A Todd	78	Director of WPC
Lynn R. Williams	82	Director of WPC
JAMES P. BOUCHARD became a member of the Board of WPC in November of 2006 and was elected to the positions of Chairman of the Board and Chief Executive Officer of WPC. Mr. Bouchard is the founder, Chief Executive Officer, and Chairman of the Board of Esmark Incorporated and Chairman and Chief Executive Officer of the Bouchard Group, L.L.C. Prior to founding Esmark in May 2003, Mr. Bouchard was Vice President-Commercial for U. S. Steel Kosice (Europe) from 2000 to August 2002. During his 15-year career at U. S. Steel Group, Mr. Bouchard was Manager-Marketing, Manager–National Accounts and Strategic Market Development Manager. Mr. Bouchard served on the C.D.E. committee for Eurofer in Brussels, Belgium. In addition, he served as Chairman of the Steel Shipping Container Institute (SSCI) supplier division American Iron and Steel Institute (AISI) in Washington, DC. and was named to the Board of Directors of the American Iron and Steel Institute-Washington, DC in January 2007.
CRAIG T. BOUCHARD became a member of the Board of WPC in November of 2006 and was elected to the positions of Vice Chairman of the Board and President of WPC. Mr. Bouchard is the co-founder and President of Esmark. Mr. Bouchard has 25 years of experience in domestic and international finance, specializing in mergers, acquisitions and corporate finance and international trading, software and analytics. From 1998 to January 2003, Mr. Bouchard was the President and Chief Executive Officer of NumeriX, a Wall Street software company. Prior to helping found NumeriX, Mr. Bouchard was a Senior Vice President at the First National Bank of Chicago (now J.P. Morgan Chase) from 1976 to 1995. During his 19-year career at the bank, Mr. Bouchard was the Global Head of Derivatives Trading, Head of Institutional Research, and Head of Asia Pacific.

DAVID A. LUPTAK has been an Executive Vice President, Secretary and General Counsel of WPC and WPSC since December 2006. Previously, Mr. Luptak was with United States Steel Corporation for more than 21 years, most recently as Plant Manager of its Edgar Thompson Works from April 2005 through November 2006. Prior to that assignment Mr. Luptak held a number of legal affairs positions with U. S. Steel, including Assistant General Counsel form March 2004 to April 2005 and General Counsel for European Operations from November 2000 to March 2004. Before joint U. S. Steel, Mr. Luptak was in private practice with the Pittsburgh law firm of Meyer Unkovic and Scott from 1981 to 1985.
PAUL J. MOONEY has been an Executive Vice President and the Chief Financial Officer of WPC and WPSC since October 1997. Mr. Mooney was a director of WPC from August 2003 until November of 2006 and previously he served as the Vice President of WHX Corporation from October 1997 to December 2001. From 1985 to November 1997, Mr. Mooney was a Client Service and Engagement Partner of PricewaterhouseCoopers LLP. Mr. Mooney also served, from July 1996 to November 1997, as the National Director of Cross Border Filing Services with the Accounting, Auditing and SEC Services Department of PricewaterhouseCoopers LLP, and from 1988 to June 1996, as the Pittsburgh Site Leader of PricewaterhouseCoopers LLP’s Accounting and Business Advisory Services Department.
VINCENT D. ASSETTA has been a Vice President and Controller for WPC since December 2006, and Vice President and Controller of WPSC since September 2006. Previously, Mr. Assetta served as Controller of WPSC from April 2004 to August 2006, and the Director of Planning and Forecasting of WPSC from November 2003 to April 2004. Before joining WPSC, Mr. Assetta was employed with J&L Specialty Steel Corporation from August 1995 to November 2004 in a series of increasingly responsible accounting positions. Previously, Mr. Assetta was employed with PricewaterhouseCoopers LLP for eight years from 1987 to 1995, where Mr. Assetta attained the position of audit manager.
MICHAEL P. DiCLEMENTE has been a Vice President and Treasurer of WPC since December 2006. Mr. DiClemente has been the Treasurer of WPSC since February 2004. Mr. DiClemente was previously employed as an Investment Advisor by Yanni Partners, a national investment consulting firm from 2002 to 2004. Previously, from 2001 to 2002, Mr. DiClemente served as Executive Financial Consultant of Mitsubishi Corporation, a global trading company. Prior to that he served Aristech Chemical Corporation for 14 years in a variety of finance positions, including most recently as Treasurer. Mr. DiClemente also served for 9 years in a number of accounting and finance positions at USX Corporation (now known as United States Steel Corporation).
V. JOHN GOODWIN has been the Chief Executive Officer of WPSC since December 2006. Mr. Goodwin was previously Chief Operating Officer of International Steel Group Inc. from 2003 to 2005, Principal and CEO of Steel Consultants from 2002 to 2003, CEO and President of Beta Steel Corp. from 1998 to 2001, CEO, COO and President of National Steel from 1994 to 1996, and General Manager with U. S. Steel Corporation from 1987 to 1994.
THOMAS A. MODROWSKI has been the President and Chief Operating Officer of WPSC since December 2006. Mr. Modrowski was previously Chief Operating Officer of Esmark from November 2004 until December 2006, and President of Electric Coating Technologies (a subsidiary of Esmark) from June 2003 to December 2006. Mr. Modrowski was previously President of Double Eagle Steel Coating Company (a joint venture of U. S. Steel and Rouge Steel) from 1990 to 1995.
ALBERT G. ADKINS became a director of WPC in November of 2006. Mr. Adkins served as Vice President-Accounting, Controller, and Chief Accounting Officer for Marathon Oil Corporation from 2001 to May 2006. Previously, Mr. Adkins served as Controller from 2000 to 2001 and Assistant Controller from 1998 to 2000 for United States Steel Corporation (USX) and Vice President of Accounting and Finance for Delhi Gas Pipeline Corporation from 1996 to 1997. Mr. Adkins is a certified public accountant and certified management accountant and is currently retired.
JAMES L. BOWEN became a director of WPC in August 2003. Mr. Bowen served as the President of the West Virginia AFL-CIO from November 1997 through August 2004. Previously, Mr. Bowen served as Vice President for both the West Virginia and the Ohio AFL-CIO. Mr. Bowen was an active member of the United Steelworkers of America for 42 years, and an International Representative for 32 years. He has been involved with the West

Virginia AFL-CIO since 1965. Mr. Bowen served as a director of WPSC from 1998 to August 2003. Mr. Bowen is a designee of the United Steelworkers of America to the WPC Board of Directors pursuant to the terms of the collective bargaining agreement among the USW, WPSC and WPC.
CLARK BURRUS became a director of WPC in November of 2006. Mr. Burrus was the Vice Chairman of First Chicago Capital Markets, Inc. (now J.P. Morgan Chase), a broker-dealer registered with the Securities and Exchange Commission, and Co-Chairman of its public banking department from 1991 to 1998. Prior to that time, from 1979 to 1991 Mr. Burrus was Senior Vice President of the First National Bank of Chicago (now J.P. Morgan Chase) in its public banking department. From 1978 to 1981, he was Senior Vice President of the First National Bank of Chicago (now J.P. Morgan Chase) in its asset and liability management department. During the period of 1973 to 1979, Mr. Burrus served as Comptroller for the City of Chicago, the City’s chief financial officer, heading the Department of Finance which included the offices of City Comptroller, City Treasurer and Department of Revenue. During this period the City of Chicago accomplished a AA bond rating for the first time. Mr. Burrus has served as Chairman of the Chicago Transit Authority (CTA) and as a member of the board of numerous other organizations including the Chicago Council on Urban Affairs, and Member of the City of Chicago Board of Education. Mr. Burrus is a life member of the GFOA (Government Finance Officers Association), a life member of the Board of Trustees of Roosevelt University, a life member of the Metropolitan Planning Council of Chicago, and a life member of the Board of Trustees of the Rehabilitation Institute of Chicago. Mr. Burrus is a published author on minority issues in public finance. Mr. Burrus is currently retired.
C. FREDERICK FETTEROLF became a director of WPC in November of 2006. Mr. Fetterolf was President and Chief Operating Officer of Aluminum Company of America, Inc. from 1985 to 1991, and served as President of Alcoa from 1983 to 1985. Mr. Fetterolf currently serves as a director on the board and Chairman of the audit committee of Aleris International, Inc. Previously, Mr. Fetterolf has been a director of various publicly traded companies including Alcoa, Allegheny Technologies Incorporated, Mellon Bank Corporation, Praxair, Inc., Union Carbide Corp., Quaker State Corporation, Dentsply International Inc., Teledyne Technologies Incorporated, and several privately held firms including Provident Insurance Company, Ryan Homes and Allegheny Container. During his service on such boards, Mr. Fetterolf also served as Chair of the audit committee of Mellon Bank Corporation and Praxair, Inc. and as a member of the audit committee, executive committee and nominating committee of Union Carbide Corp. Mr. Fetterolf is a former member of the compensation committee and technology committee for Allegheny Technologies Incorporated. Mr. Fetterolf presently serves as Trustee of Grove City College, Eastern University and several other non-profit boards. Mr. Fetterolf is currently retired.
JAMES V. KOCH became a director of WPC in November of 2006. Dr. Koch is the Board of Visitors Professor of Economics and President Emeritus of Old Dominion University and has held that position since 2001. Dr. Koch was President of Old Dominion University and a Professor of Economics from 1990 to 2001. From 1986 to 1990, Dr. Koch was President of the University of Montana where he was also a member of the faculty as a Professor of Economics. Prior to such time, Dr. Koch was Provost, Vice President for Academic Affairs and a Professor of Economics at Ball State University from 1980 until 1986. Dr. Koch is currently a board member for the Virginia Research and Technology Advisory Commission, the MacArthur Foundation, the Bureau of Business and Economic Research, and Eastern Virginia Medical School. Dr. Koch is also the published author of a number of books and articles on economics and has over 40 years of experience in industrial organization, pricing, and antitrust; microeconomic theory; economics of education; and economics of e-commerce.
GEORGE MUñOZ became a director of WPC in November of 2006. Mr. Muñoz is a licensed attorney and certified public accountant. Since 2001, Mr. Muñoz has served as Principal and President of Muñoz Investment Banking Group, LLC in Washington, DC, and as a partner at the law firm of Tobin, Petkus & Muñoz in Chicago. From 1997 to 2001, Mr. Muñoz was President and CEO of the Overseas Private Investment Corporation where he supervised an $18 billion portfolio of loans, guarantees and political risk insurance on private sector investments in global emerging markets. Mr. Muñoz served in the U.S. Treasury Department as Assistant Secretary for Management and Chief Financial Officer from 1993 to 1997. From 1990 to 1993, Mr. Muñoz was a partner in the investment banking firm of Stevenson, Colling & Muñoz. Mr. Muñoz was an associate and partner in the Chicago law firm of Mayer Brown and Platt from 1980 to 1989. Mr. Muñoz currently serves as a director for Marriott International Inc., Altria Group Inc., Anixter International, Inc., and MWH, a privately held global engineering consulting firm. In addition, Mr. Muñoz is a trustee for The National Geographic Society.

JOSEPH PEDUZZI became a director of WPC in November of 2006. Mr. Peduzzi currently serves as director for Tiberius Qualified Master Fund, Ltd., a management company for various investment funds and accounts. Since January 2001, he has also served as Managing Partner of TF Asset Management LLC and since March 2005, as a partner of Montrachet Capital Management LLC. Mr. Peduzzi was the managing member and President of Peduzzi Investment Group, LLC. from 1996 to 1999, and a director and President of Peduzzi Investment Group Inc. from 1993 to 1996. From 1989 to 1992, Mr. Peduzzi was a derivatives trader for Susquehanna Investment Group.
JAMES A. TODD became a director of WPC in November of 2006. Mr. Todd is currently President and CEO of CanAm Corporation which pursues investment opportunities in coal, iron ore, and steel industries. Mr. Todd was CEO of Birmingham Steel Corporation from 1980 to 1996. In 1999, Mr. Todd rejoined Birmingham Steel Corporation as Vice Chairman and Director, positions he held until 2002. In 1993, Mr. Todd was named “Steel Maker of the Year” by Iron Age Magazine. Mr. Todd currently serves as a trustee for Louisville Presbyterian Theological Seminary and a nonexecutive chair of ABC Polymer Industries LLC.
LYNN R. WILLIAMS became a director of WPC in August 2003. From 1997 to 2003, Mr. Williams served as President of the Steelworkers Organization of Active Retirees. Previously, Mr. Williams was the President Emeritus of the United Steelworkers of America, serving from November 1983 to March 1994. Additionally, since March 1994, Mr. Williams has served as an arbitrator for the AFL-CIO under Article XXI of its constitution. Mr. Williams has served on various boards of directors, including the board of WPSC from January 2001 to August 2003 and from July 1998 to November 2000, the board of WHX Corporation from December 1995 to December 1997, the board of Republic Engineered Products LLC since August 2002, and the board of Republic Technologies International from August 1999 to August 2002. Mr. Williams is a designee of the United Steelworkers of America to the WPC Board of Directors pursuant to the terms of the collective bargaining agreement among the USW, WPSC and WPC.
COMPOSITION OF THE BOARD OF DIRECTORS
Our Board of Directors consists of eleven members as follows: James. P. Bouchard, Craig T. Bouchard, Albert G. Adkins, James L. Bowen, Clark Burrus, C. Frederick Fetterolf, James V. Koch, George Muñoz, Joseph Peduzzi, James A. Todd and Lynn R. Williams. All directors will be elected annually to serve until the next annual meeting of stockholders.
Until the 2007 annual meeting of stockholders, any director or the entire board may be removed only for cause and only by the holders of at least a majority of the shares of common stock. Thereafter, any director or the entire board may be removed with or without cause by the holders of at least a majority of the shares of common stock.
Pursuant to the collective bargaining agreement among the USW, WPSC and WPC, the USW has the right to designate two individuals to serve on our board. The individuals identified to serve on our board by the International President of the USW must be acceptable to the chairman of the board, whose acceptance must not be unreasonably withheld, and upon such acceptance, recommended by the chairman to our board’s nominating and corporate governance committee which, absent compelling reasons, must promptly recommend such individual(s) to the full board for nomination to serve as a director. Once elected, a USW nominee serves a regular term as director. Messrs. Bowen and Williams currently serve as the USW designees to our Board of Directors.
COMMITTEES OF THE BOARD OF DIRECTORS
Our Board of Directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, an executive committee, a safety and environmental committee and a finance committee.
Audit Committee
Our audit committee currently consists of Albert G. Adkins, C. Frederick Fetterolf, Joseph Peduzzi, James V. Koch and Clark Burrus, each of whom is an independent director. The Company’s Board of Directors has determined that Mr. Adkins is an “audit committee financial expert,” as defined under SEC rules, and that he is “independent,” as determined under applicable NASD listing standards. The audit committee is responsible for selecting our independent registered public accounting firm and approving the scope, fees and terms of all audit engagements and permissible non-audit services performed by the independent registered public accounting firm, as well as assessing the independence of our independent registered public accounting firm from management. The audit committee also assists the board in oversight of our financial reporting process and integrity of its financial statements, and also reviews other matters with respect to our accounting, auditing and financial reporting practices as it may find appropriate or may be brought to our attention.
Compensation Committee
Our compensation committee currently consists of Joseph Peduzzi, James L. Bowen, James A Todd and James V. Koch, each of whom is an independent director. The compensation committee has authority over all compensation matters for senior executives. It reviews executive salaries, administers bonuses, incentive compensation and stock plans and approves the salaries and other benefits of our executive officers. In addition, the compensation committee consults with our management regarding our benefit plans and compensation policies and practices.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of C. Frederick Fetterolf, James V. Koch, George Muñoz and Lynn R. Williams, each of whom is an independent director and is responsible for recommending to the board proposed nominees for election to the Board of Directors. Additionally, this committee conducts annual evaluations of our Board of Directors and its committees, and performs an annual review of our corporate governance guidelines and code of business conduct and ethics, and recommends changes as considered necessary and appropriate.
Executive Committee
Our executive committee currently consists of James P. Bouchard, C Frederick Fetterolf, George Muñoz and Craig T. Bouchard and is authorized to act on behalf of the full Board of Directors between regularly scheduled board meetings, with certain limitations.
Safety and Environmental Committee
Our safety and environmental committee currently consists of James L. Bowen, James A. Todd, Craig T. Bouchard and Lynn R. Williams. Such committee assists the Board of Directors in promoting the safety of our employees and assuring compliance with applicable safety laws and regulations. In addition, the safety and environmental committee develops, recommends to our Board of Directors, and oversees the implementation of such safety guidelines, policies and procedures as it deems necessary.
Finance Committee
Our finance committee currently consists of George Muñoz, Craig T. Bouchard, Clark Burrus, Joseph Peduzzi and Lynn R. Williams. It oversees our financial objectives, policies, procedures and activities, and advises our Board of Directors and management with respect to all activities, plans and policies affecting our financial affairs.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires each of our directors and executive officers and beneficial owners of greater than 10% of our common stock are required to file reports with the SEC in respect of their ownership of our securities. Based solely on our review of the copies of such forms received by us with respect to 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as otherwise described in this paragraph. Each of James G. Bradley, Paul J.

Mooney, Harry L. Page, Steven W. Sorvold and Michael P. DiClemente filed a late Form 4 in June 2006 reporting his March 2006 stock unit awards because of an administrative oversight on the part of the Company, which did not timely identity that a filing was required in connection with the receipt of these stock unit awards. The December 7, 2006 Form 3 filing for George Muñoz, a new director of the Company, reported beneficial ownership of 5,000 shares but inadvertently omitted an additional 2,600 shares beneficially owned at that time. This reporting error was corrected by a subsequent filing.
Item 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) of Form 10-K, the information required by this Item 11 will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this report.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Stockholders
The following table sets forth, as of February 28, 2007, certain information regarding beneficial ownership of our common stock by:
•	each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•	each member of our Board of Directors;

•	each of the executive officers listed in Item 10 above; and

•	all of our directors and executive officers as a group.
For purposes of this table, shares are considered “beneficially owned” if the person, either directly or indirectly, has sole or shared power to direct the voting of the securities or has sole or shared power to dispose or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days after February 28, 2007. Unless otherwise indicated in a footnote, each individual or a group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Common Shares
	Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Wellington Management Company, LLP (2)	2,089,838	13.62%
Jeffery L. Gendell (3)	1,968,781	12.83%
Wheeling-Pittsburgh Steel Corporation Retiree Benefits Plan Trust (4)	1,775,206	11.57%
FMR Corp. (5)	841,516	5.48%
Deutsche Bank AG (6)	834,836	5.44%
Albert G. Adkins (7)	113	*
James L. Bowen (7)	9,500	*
Clark Burrus (7)	113	*
C. Frederick Fetterolf (7)	113	*
James V. Koch (7)	1,368	*
George Munoz (7)	7,713	*
Joseph Peduzzi (7)	113	*
James A. Todd (7)	113	*
Lynn R. Williams (7)	8,930	*
James G. Bradley (8)	22,000	*
James P. Bouchard (9)	42,237	*
Craig T. Bouchard (9)	37,638	*
V. John Goodwin	—	*
Thomas V. Modrowski	—	*
Paul J. Mooney (8)	10,729	*
David A. Luptak	—	*
Michael P. DiClemente (8)	3,500	*
Vincent D. Assetta (8)	3,500	*
All executive officers and directors as a group (18 persons) (10)	119,042	*

*	Less than 1%.

(1)	As December 31, 2006, 16,469 shares of our common stock have been reserved for issuance upon the resolution of certain disputed claims filed by our creditors. Shares of common stock reserved for this purpose that are not ultimately required to be issued to satisfy disputed claims will be distributed on a pro rata basis to the other members of that class of creditors. Accordingly, as we settle disputed claims, the number of shares and the corresponding percentage of common stock beneficially owned by certain persons listed in the table may increase slightly over time without further action on the part of such persons.

(2)	The number of shares beneficially owned is based solely on information reported in Amendment No.3 to Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP on February 14, 2007 with respect to its holdings as of December 31, 2006. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(3)	Represents 768,523 shares held by Tontine Partners, L.P., 458,821 shares held by Tontine Overseas Associates, L.L.C.., 450,310 shares held by Tontine Capital Partners, L.P., 214,703 shares held by Tontine Capital Overseas Master Fund, L.P, and 76,424 shares held by Tontine Capital Management, L.L.C. Tontine Management, L.L.C., the general partner of Tontine Partners, L.P., has the power to direct the affairs of Tontine Partners, L.P., including decisions with respect to the disposition of the proceeds from the sale of the shares. Tontine Capital Management, L.L.C., the general partner of Tontine Capital Partners, L.P., has the power to direct the affairs of Tontine Capital Partners, L.P., including decisions with respect to the disposition of proceeds from the sale of the shares. Tontine Capital Overseas GP, L.L.C., the general partner of Tontine Capital Overseas Master Fund, L.P., has the power to direct the affairs of Tontine Capital Overseas Master Fund, L.P., including decisions with respect to the disposition of proceeds from the sale of the shares. Jeffrey L. Gendell is the managing member of Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Management, L.L.C. and Tontine Capital Overseas GP, L.L.C.. and in that capacity directs their operations. The foregoing management information and number of shares beneficially owned is based solely on information reported in Amendment No.2 to Schedule 13D filed with the Securities and Exchange Commission by Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Mr. Gendell on December 15, 2006. The

address of Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell is 55 Railroad Avenue, 1st Floor, Greenwich, Connecticut 06830.

(4)	Represents shares issued to the VEBA trust. These shares are held of record by WesBanco Bank, Inc., as trustee of the VEBA trust, which is subject to the direction of U.S. Trust Corporation in its capacity as independent fiduciary for the VEBA trust, with respect to the disposition and voting of the shares. The address of U.S. Trust Corporation is 114 West 47th Street, 25th Floor, New York, NY 10036-1532. The address of the VEBA trust is c/o WesBanco Bank, Inc., as trustee, One Bank Plaza, Wheeling, West Virginia 26003. Amendment No.6 to Schedule 13G filed with the Securities and Exchange Commission by U.S. Trust Corporation and U.S. Trust Company, N.A. on February 14, 2007 reports sole power to dispose or direct the disposition of [2,141,036] additional shares and shared power to dispose or to direct the disposition of 429,008 additional shares (or approximately 2.8% of the outstanding common stock) held by U.S. Trust Company, N.A. in its capacity as trustee of our salaried 401K plan.

(5)	The number of shares beneficially owned is based solely on information reported in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission by FMR Corp. on February 14, 2007 with respect to its holdings as of December 31, 2006. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, is the beneficial owner of the shares as a result of acting as investment advisor to Fidelity Low Priced Stock Fund. Edward C. Johnson 3rd and FRM Corp., through its control of Fidelity Management & Research Company and Fidelity Low Priced Stock Fund, each has the sole power to dispose of the shares. Members of the family of Edward C. Johnson 3rd, chairman of FMR Corp., through their ownership of voting common stock of FMR Corp. and the execution of a shareholders’ voting agreement, may be deemed to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Low Priced Stock Fund, which power resides with the Fidelity Low Priced Stock Fund’s Board of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Low Priced Stock Fund’s Board of Trustees. The address of FMR Corp., Fidelity Management & Research Company, Fidelity Low Priced Stock Fund and Edward C. Johnson 3rd is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Represents 834,536 shares held by Deutsche Bank AG, London Branch and 300 shares held by Deutsche Bank Securities, Inc. The foregoing number of shares beneficially owned is based solely on information reported in Schedule 13G filed with the Securities and Exchange Commission by Deutsche Bank AG on February 1, 2007 with respect to their holdings as of December 29, 2006. The address of Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

(7)	Represents shares issuable upon exercise of currently exercisable options to purchase shares of WPC common stock.

(8)	Represents shares issued under our 2003 Restricted Stock Plan and under our 2003 Management Incentive Stock Plan.

(9)	Includes 100 shares of common stock owned by The Bouchard Group LLC which may be deemed to be beneficially owned by James P. Bouchard and 28,638 shares of common stock owned by Esmark Incorporated which may be deemed to be beneficially owned by each Messrs. James P. Bouchard and Craig T. Bouchard. Messrs. Bouchard have disclaimed beneficial ownership of such interests. Also includes 10,135 shares scheduled to be granted to James P. Bouchard and 6,757 shares scheduled to be granted to Craig T. Bouchard on March 31, 2007 pursuant to their employment agreements with the Company should each remain employed through such date.

(10)	Includes shares held by Messrs. Adkins, Bowen, Burrus, Fetterolf, Koch, Muñoz, Peduzzi, Todd, Williams, Bradley, J. Bouchard, C. Bouchard, Goodwin, Modrowski, Mooney, Luptak, DiClemente and Assetta reported as being beneficially owned by each such person in the beneficial ownership table. The address of all such executive officers and directors is c/o Wheeling-Pittsburgh Corporation, 1134 Market Street, Wheeling, West Virginia 26003. The same 28,638 shares of common stock beneficially owned by Messrs. J. Bouchard and C. Bouchard have only been included in this amount once.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We own 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. We had sales to Wheeling-Nisshin of $250,240, $216,697 and $246,679 during 2006, 2005 and 2004, respectively. Sales to Wheeling-Nisshin are made at prevailing market prices. We received dividends from Wheeling-Nisshin of $10,715, $5,000 and $2,500 during 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, we had accounts receivable due from Wheeling-Nisshin, Inc. of $1,853 and $3,439, respectively, and had accounts payable to Wheeling-Nisshin of $147 and $726, respectively.

We own 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. We had sales to OCC of $78,276, $126,849 and $121,056 during 2006, 2005 and 2004, respectively. Sales to OCC are made at prevailing market prices. At December 31, 2006 and 2005, we had accounts receivable due from OCC of $3,461and $8,852, respectively. At December 31, 2006 and 2005, we had a loan receivable due from OCC of $5,625 and $7,700, respectively, which bears interest at a variable rate, which currently approximates 7.1%. We recorded interest income on the loan receivable of $417, $539 and $546 during 2006, 2005 and 2004, respectively, and received payments on the loan receivable of $2,075, $2,025 and $1,725 during 2006, 2005 and 2004, respectively.
We own 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During 2006, 2005 and 2004, the Company received dividends from Feralloy of $343, $294 and $293, respectively.
During 2006, we acquired 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, that produces and sells corrugated roofing products. The joint venture is accounted for using the equity method of accounting. We had sales to Jensen Bridge of $4,751 during 2006. Sales to Jensen Bridge are made at prevailing market prices. At December 31, 2006, we had accounts receivable due from Jensen Bridge of $1,369.
In September 2005, we contributed to MSC, a joint venture with SNA Carbon, our coke-producing batteries and related facilities and assets located in Follansbee, West Virginia and Steubenville, Ohio, which had a fair value of approximately $86.9 million. In return, we received a 50% voting interest in MSC and 72.22% of the non-voting economic capital stock interest in MSC. From inception through December 31, 2006, we contributed $8.1 million in cash to MSC. As of December 31, 2006, we owned 50.0% of the voting interest and 50.0% of the non-voting economic capital stock interest in MSC. We are obligated to make additional cash contributions to MSC of $25.0 million in 2007. Subject to certain exceptions, we and SNA Carbon are obligated to make loans to MSC from time to time, up to $35.0 million in the aggregate for all such loans, to satisfy any deficiency in MSC’s working capital needs. These loans will be made by WPSC and SNA Carbon proportionate to their respective projected coke-purchases. WPSC made a working capital loan of $9.9 million to MSC during 2005, of which $5.4 million was repaid by MSC during 2006. Pursuant to a Coke Supply Agreement entered into between WPSC and MSC in September 2005, MSC sold 491,417 and 174,986 tons of coke to WPSC in 2006 and 2005, respectively, for a total consideration of $103.5 million and $41.8 million, respectively. MSC also sold coke oven gas, steam and other by-products to WPSC of $8.6 million and $1.0 million in 2006 and 2005, respectively. MSC is required to sell 50% of its coke production, up to 600,000 tons, to WPSC in 2007. WPSC is paid a fee to manage and operate MSC’s coke facilities using its current hourly and salaried workforce. Pursuant to FIN 46(R), MSC has been consolidated in our financial statements as of December 31, 2006 and 2005 and for the years then ended. As a result of additional capital contributions made to MSC by SNA Carbon during 2006 increasing their non-voting economic capital stock interest in the joint venture to 50.0% and due to the fact that all coke production subsequent to 2006 will be sold to each joint venture partner on an equal basis, MSC’s financial statement will no longer be consolidated with our financial statements effective January 1, 2007.
James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President have been nominated to serve on the Board of Directors of Wheeling-Nisshin. James G. Bradley, our former President and Chief Executive Officer and Harry L. Page, our former President and Chief Operating Officer of WPSC also served on the Board of Directors of Wheeling-Nisshin during 2006. James P. Bouchard, Thomas A Modrowski, our President and Chief Operating Officer of WPSC, and Vincent D. Assetta, our Vice President and Controller have been nominated to serve on the Board of Directors of OCC. Paul J. Mooney, our Vice President and Chief Financial Officer serves on the Board of Directors of OCC. Donald E. Keaton, our former Vice President of Steel Manufacturing and Procurement for WPSC, also served on the Board of Directors of OCC during 2006. Mr. Thomas A. Modrowski has been appointed as Chairman of the Board of Managers of MSC, replacing Mr. Donald E. Keaton.
During the year ended December 31, 2006, we contributed an aggregate 293,719 shares of our common stock to the VEBA trust in respect of our quarterly VEBA trust and profit sharing obligations. See Note 18 to the consolidated financial statements in Item 8 of this annual report Form 10-K for further information concerning these contributions.

On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President agreed to purchase convertible notes from us, and on March 16, 2007, we received $50.0 million and issued convertible subordinated promissory notes. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The $50.0 million will be used to pay down $37.5 million of indebtedness under our term loan agreement and for general corporate purposes.
In October 2006, Esmark and its affiliates commenced a solicitation of our stockholders to elect their proposed slate of director nominees and effectuate related changes in our by-laws (the Proxy Solicitation). At our annual stockholders meeting held on November 17, 2006, our stockholders elected all of the Esmark nominees together with the two representatives of the USW who were installed as our Board of Directors on November 30, 2006 upon certification of the election results. Esmark, pursuant to Delaware law, has requested reimbursement from us for certain of their expenses incurred in connection with the Proxy Solicitation. The request for expenses, which primarily consists of investment advisory fees, legal fees, printing and proxy solicitation costs and incidental expenses approximate $1.7 Million. James P. Bouchard, our Chairman and Chief Executive Officer and Craig T. Bouchard, our Vice Chairman and President are minority owners, directors and executive officers of Esmark.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following fees were billed by PricewaterhouseCoopers LLP to the Company for services performed on behalf of the Company, as described below:
Audit Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and of its internal control over financial reporting as of December 31, 2006 were $1,179,490 The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and of its internal control over financial reporting as of
December 31, 2005 were $1,033,847.
Audit-Realted Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for audit-related services for the year ended December 31, 2006 were $267,719. These fees were for services rendered in connection with the proposed merger of the Company and CSN.
Tax Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning for the year ended December 31, 2006 and December 31, 2005 were $67,763 and $9,000, respectively.
All Other Fees: The aggregate fees, including expenses, for professional services rendered by PricewaterhouseCoopers LLP, other than for services referred to above, for the year December 31, 2006 and 2005 were $1,500.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
     Financial Statements filed as part of this report are included in Item 8. Financial Statements and Supplementary Data beginning on page 50.
(a)(3) Exhibits
Exhibits 10.6 and 10.7 and Exhibits 10.12(a) through 10.12(i) are management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1(a)**	Second Amended and Restated Certificate of Incorporation.

3.1(b)**	Certificate of Designation of Series A Junior Participating Preferred Stock of Wheeling-Pittsburgh Corporation.

3.2	Second Amended and Restated By-laws (filed herewith).

4.1*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.2*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.3*	Form of Common Stock Certificate of Wheeling-Pittsburgh Corporation.

10.1*	Close Corporation and Shareholders’ Agreement, dated as of March 24, 1994 (as amended), by and among Dong Yang Tinplate America Corp., Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.2*	Raw Material Supply Agreement, dated as of March 25, 1994, by and between Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.3*	Distribution Agreement, dated as of January 1, 2003 (as amended), by and among Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.4*	Second Amended and Restated Shareholders Agreement, dated as of November 12, 1990, by and between Wheeling-Pittsburgh Steel Corporation and Nisshin Steel Co., Ltd.

10.5*	Amended and Restated Supply Agreement, dated as of March 29, 1993, by and between Wheeling-Pittsburgh Steel Corporation and Wheeling-Nisshin, Inc.

10.6***	Amended and Restated 2003 Management Stock Incentive Plan.

10.7*	2003 Management Restricted Stock Plan.

10.8*	Term Loan Agreement, dated as of July 31, 2003, by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the several banks and other financial institutions or entities from time to time party thereto, Lloyds TSB Bank PLC, as documentation agent, Australia and New Zealand Banking Group Limited, as syndication agent, Royal Bank of Canada, as administrative agent, Emergency Steel Loan Guarantee Board, as federal guarantor, and West Virginia Housing Development Group, as state guarantor.

10.9*	Modification and Assumption Agreement, dated as of June 12, 2003, between Wheeling-Pittsburgh Steel Corporation and Danieli Corporation.

10.10*	Agreement for Supply of Equipment and Services, dated as of June 12, 2003, between Junction Industries, Inc. and Wheeling-Pittsburgh Steel Corporation.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.11(a)*	Lease for 201 Mississippi Street, Gary, IN, dated as of November 13, 1995, between Great Lakes Industrial Partners, L.P. and Wheeling-Pittsburgh Steel Corporation, as amended.

10.11(b)*	Lease for 9801 Alden Avenue, Lenexa, KS, dated as of March 27, 2000, between Lenexa Alden, LLC and Wheeling-Pittsburgh Steel Corporation.

10.11(c)*	Lease for 8090 Woolery Way, Fallon, NV, dated as of August 1, 1999, between FBW Leasecorp, Inc. and Wheeling-Pittsburgh Steel Corporation.

10.11(d)*	Leases for 4204 Fidelity Road, Fidelity Industrial Park, Houston, TX, dated January 16, 1986, and 4206-B Fidelity Road, Jacinto City, Harris County, TX, dated September 21, 1988, between The Texas Development Company and Wheeling-Pittsburgh Steel Corporation, as amended.

10.11(e)*	Lease for 20 Three Creek Road, Emporia, VA, dated August 17, 1998, between the Industrial Development Authority of Greensville County, Virginia and Wheeling Corrugating Company.

10.11(f)*	Lease for 2001 Highway 301, Palmetto, FL, dated April 27, 2000, between Palmetto Business Park, LP and Wheeling-Pittsburgh Steel Corporation.

10.12(a)	Employment Agreement, effective April 1, 2006, between James G. Bradley and Wheeling-Pittsburgh Steel Corporation (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of the Company, filed with the SEC on April 27, 2006).

10.12(b)++	Amended and Restated Employment Agreement, effective as of April 1, 2006, between Paul J. Mooney and Wheeling-Pittsburgh Corporation.

10.12(c)++	Amended and Restated Employment Agreement, effective as of April 1, 2006, between Steven W. Sorvold and Wheeling-Pittsburgh Corporation.

10.12(d)++	Amended and Restated Employment Agreement, effective as of August 3, 2006, between Donald E. Keaton and Wheeling-Pittsburgh Corporation.

10.12(e)++	Amended and Restated Employment Agreement, effective as of August 3, 2006, between Harry L. Page and Wheeling-Pittsburgh Steel Corporation.

10.12(f)++	Employment Agreement, effective as of September 1, 2006, between Vincent D. Assetta and Wheeling-Pittsburgh Steel Corporation.

10.12(g)++	Employment Agreement, effective as of September 1, 2006, between Michael P. DiClemente and Wheeling-Pittsburgh Steel Corporation.

10.12(h)	Amended and Restated Employment Agreement, effective as of December 19, 2006, between James P. Bouchard and Wheeling-Pittsburgh Corporation (filed herewith).

10.12(i)	Amended and Restated Employment Agreement, effective as of December 19, 2006, between Craig T. Bouchard and Wheeling-Pittsburgh Corporation (filed herewith).

10.12(j)	Employment Agreement, effective as of December 19, 2006, between David A. Luptak and Wheeling-Pittsburgh Corporation (filed herewith).

10.12(k)	Employment Agreement, effective as of December 19, 2006, between V. John Goodwin and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.12(l)	Employment Agreement, effective as of December 19, 2006, between Thomas A Modrowski and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.13(a)*	Registration Rights Agreement, dated August 1, 2003 between Wheeling-Pittsburgh Corporation and WesBanco Bank, Inc., solely in its capacity as trustee under the VEBA trust.

10.13(b)*	Stock Transfer Restriction and Voting Agreement, dated August 1, 2003, by and among Wheeling-Pittsburgh Corporation, United States Trust Company, N.A., as independent fiduciary for the VEBA Trust, and WesBanco Bank, Inc., as trustee under the VEBA Trust.

10.14	First Amendment and Waiver, dated June 25, 2004, to the Term Loan Agreement, dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the Documentation Agent and Syndication Agent named therein, Royal Bank of Canada, as administrative agent, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund (incorporated by reference to Form S-1 Registration Statement (File No. 333-116990) of the Company, filed with the SEC on June 30, 2004, as amended).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.15**	Second Amendment, effective as of December 30, 2004, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.16	Amended and Restated Revolving Loan Agreement, dated as of July 8, 2005, by and between Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the banks and other financial institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as inventory and receivables security agent and documentation agent, and The CIT Group/Business Credit, Inc., Wachovia Bank, National Association and Fleet Capital Corp., as syndication agents (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of the Company, filed with the SEC on July 14, 2005).

10.17+	Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and SNA Carbon, LLC.

10.18+	Coke Supply Agreement, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC.

10.19+	Third Amendment, effective as of September 29, 2005, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.20***	Fourth Amendment and Waiver, dated as of March 10, 2006, to the Term Loan Agreement, dated as of July 31, 2003, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the Lenders party thereto, the Documentation Agent and Syndication Agent named therein, the Administrative Agent named therein, the Emergency Steel Loan Guarantee Board, and the West Virginia Housing Development Fund.

10.21***	Form of Restricted Stock Unit Award Agreement.

10.22++	Wheeling-Pittsburgh Steel Corporation Supplemental Executive Retirement Plan.

10.23	Letter Agreement, dated February 6, 2007, between United States Trust Company, N.A. (UST) and Wheeling-Pittsburgh Corporation regarding the Stock Transfer Restriction and Voting Agreement, dated August 1, 2003, by and among Wheeling-Pittsburgh Corporation, United States Trust Company, N.A., as independent fiduciary for the VEBA Trust, and WesBanco Bank, Inc., as trustee under the VEBA Trust (filed herewith).

10.24	Fifth Amendment, dated March 15, 2007, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development fund (filed herewith).

10.25	Second Amendment and Consent, dated March 16, 2007, to the Amended and Restated Revolving Loan Agreement, among Wheeling-Pittsburgh Steel Corporation, Wheeling-Pittsburgh Corporation, General Electric Capital Corporation, as administrative agent and the banks and other financial institutions party thereto (filed herewith).

10.26	Form of Note Purchase Agreement, dated March 15, 2007, entered into between Wheeling-Pittsburgh Corporation and each of Bouchard 10S, LLC, Bouchard Group, LLC, Tontine Capital Overseas Master Fund, L.P., Tontine Capital Partners, L.P., and Franklin Mutual Advisers, LLC as agent for certain of its investor funds (filed herewith).

10.27	Form of Senior Subordinated Unsecured Convertible Promissory Note of Wheeling-Pittsburgh Corporation executed in favor of Bouchard 10S, LLC, Bouchard Group, LLC, Tontine Capital Overseas Master Fund, L.P., Tontine Capital Partners, L.P., and Franklin Mutual Advisers, LLC as agent for certain of its investor funds (filed herewith).

10.28	Form of Registration Rights Agreement, dated March 15, 2007, by and among Wheeling-Pittsburgh Corporation and Bouchard 10S, LLC, Bouchard Group, LLC, Tontine Capital Overseas Master Fund, L.P., Tontine Capital Partners, L.P., and Franklin Mutual Advisers, LLC as agent for certain of its investor funds (filed herewith).

21.1***	Subsidiaries of Wheeling-Pittsburgh Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Form 10 Registration Statement (File No. 0-50300) of the Company, filed with the SEC on August 8, 2003, as amended.

**	Incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of the Company, filed with the SEC on March 14, 2005.

***	Incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of the Company, filed with the SEC on March 14, 2006.

+	Incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on October 5, 2005

++	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 0-50300) of Wheeling-Pittsburgh Corporation filed with the SEC on November 13, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James P. Bouchard
Name: James P. Bouchard
Title: Chairman, Chief Executive Officer and Director

Date: March 20, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Bouchard	Chairman, Chief Executive Officer	March 20, 2007
James P. Bouchard	and Director (Principal Executive Officer)

/s/ Paul J. Mooney	Executive Vice President and Chief	March 20, 2007
Paul J. Mooney	Financial Officer (Principal Accounting Officer)

/s/ Albert G. Adkins	Director	March 20, 2007
Albert G. Adkins

/s/ Craig T. Bouchard Craig T. Bouchard	Director	March 20, 2007

/s/ James L. Bowen. James L. Bowen.	Director	March 20, 2007

/s/ Clark Burrus Clark Burrus	Director	March 20, 2007

/s/ C. Frederick Fetterolf C. Frederick Fetterolf	Director	March 20, 2007

/s/ James V. Koch James V. Koch	Director	March 20, 2007

/s// George Muñoz George Muñoz	Director	March 20, 2007

/s/ Joseph Peduzzi Joseph Peduzzi	Director	March 20, 2007

/s/ James A. Todd James A. Todd	Director	March 20, 2007

/s/ Lynn R. Williams Lynn R. Williams	Director	March 20, 2007