Form 10-K/A
period 2006-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2007-04-30
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
The registrant had 15,329,640 shares of its common stock, par value $0.01 per share, issued and outstanding as of April 27, 2007.
Documents Incorporated by Reference:
Not Applicable.
***

PAGE
Explanatory Note	2

PART III
Item 11. Executive Compensation	3

Signatures	16

Exhibit List	17
EX-10.12.08
EX-10.12.09
EX-31.1
EX-31.2

Explanatory Note
Wheeling-Pittsburgh Corporation (WPC or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K to include in the Form 10-K the information required to be filed pursuant to Item 11 of Form 10-K. Additionally, we are filing this amendment to correct Exhibits 10.12(h) and 10.12(i), the incorrect versions of which were inadvertently filed on the Form 10-K filed on March 20, 2007 (Original Filing). As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Original Filing is hereby amended. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III
ITEM 11. EXECUTIVE COMPENSATION
A. Report of Compensation Committee
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s amended Annual Report on Form 10-K for the last fiscal year for filing with the SEC.
Joseph Peduzzi (Chairman)
James L. Bowen
James V. Koch
James A. Todd
B. Compensation Discussion and Analysis
The overall responsibility of our Board of Directors relating to executive compensation is discharged by the Compensation Committee of our Board of Directors. The Compensation Committee is composed of four members, appointed by the Board of Directors, each of whom satisfies the applicable independence requirements of the Nasdaq Stock Market, Inc., the rules and regulations of the SEC, and qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The Compensation Committee responsibilities are described in a written charter adopted by the Board of Directors. A copy of the charter is available on our website at http://www.wpsc.com.
Compensation Philosophy and Objectives
At our stockholder meeting on November 17, 2006, our stockholders elected nine new members to our eleven member Board of Directors. Following the certification of the results of the election on November 30, 2006, our Board appointed three new members to the Compensation Committee. Beginning with the hiring of James P. Bouchard as our Chief Executive Officer in December 2006, we have also had substantial changes in our executive management team.
The compensation decisions made before December 2006 reflected the compensation philosophy of the prior Compensation Committee and prior management. It is primarily those decisions that are reflected in the Summary Compensation Table and other tables below showing compensation paid for 2006.
The compensation decisions made since December 2006 have been significantly influenced by the substantial likelihood that a combination of the Company with Esmark will occur. Our Compensation Committee has deferred action on changes to the compensation arrangements established prior to December 2006 until after completion of the contemplated combination with Esmark. The basis for compensation decisions since December 2006 has largely been the need to maintain our operations during this transition period. For example, James P. Bouchard, our CEO and Chairman of the Board, and Craig T. Bouchard, our President and Vice Chairman of the Board, have employment contracts that end 30 days after the completion of a merger with Esmark.
If completed, the Esmark combination would substantially change the Company and could result in changes to the compensation of our executives. At this time, we cannot fully anticipate the precise nature of the compensation changes which will be implemented following completion of the Esmark transaction. Decisions made on compensation matters since December 2006 however, are reflective of the Company’s compensation philosophy and are indicative of the changes which may be made following the combination with Esmark. By way of example:
•	Stock-based compensation may be a substantial element of total compensation. James P. Bouchard, our CEO and Chairman of the Board, and Craig T. Bouchard, our President and Vice Chairman of the Board, have employment contracts with no cash salary. Their compensation, to date, has been entirely in the form of stock grants.

•	Executive compensation supports business imperatives. Under their employment contracts, the Bouchards are not eligible for bonuses for 2007. We have also announced that salaries for 2007 for new executives hired since November 30, 2006 are frozen and these new executives will not be eligible for executive bonuses in 2007. The executive bonuses of those officers employed prior to November 30, 2006 have also been frozen pending the combination with Esmark.

•	Terms in prior contracts will be followed. Some of our executives have contracts that were in place before November 2006. The terms of those contracts will be followed as long as they are in place and the employees are in compliance with the terms. This has resulted in certain payments being due to certain terminating officers, including our former CEO James G. Bradley.
We anticipate that the elements of the Company’s executive compensation program will include:
•	annual base salary;

•	an annual incentive plan when it is appropriate from a business perspective;

•	long-term incentives that are stock-based under our 2003 Management Stock Incentive Plan;

•	eligibility to participate in the Company’s employee benefit plans; and

•	certain perquisites that were in place before November 2006, including automobile expense allowances and certain financial planning expenses.
Before November 2006, our Compensation Committee worked with The Hay Group as its independent compensation consultant. The Compensation Committee will consider using an independent compensation consultant in the future.

C. Executive Officer Compensation Disclosure Tables
SUMMARY COMPENSATION TABLE
The following summary compensation table sets forth information concerning the cash and non-cash compensation earned by, paid to and awarded to our Named Executive Officers during the year ended December 31, 2006:

						Change in
						Pension Value
						and Nonqualified
					Non-Equity	Deferred	All
Name and				Stock	Incentive Plan	Compensation	Other
Principal Position (1)	Year	Salary		Awards (2)	Compensation	Earnings	Compensation (3)		Total
James P. Bouchard
Chairman and CEO of WPC (from 12/1/06)	2006	$62,500	(4)	$5,922	$0	$0	$1,250		$69,672

James G. Bradley
(Former CEO of WPC) (through 12/1/06)	2006	$484,667		$174,531	$0	$0	$2,335,806	(5)	$2,995,004

Paul J. Mooney
Executive VP and CFO of WPC and WPSC	2006	$303,831		$200,393	$0	$0	$68,228	(6)	$572,452

Vincent D. Assetta
VP and Controller of WPC and WPSC	2006	$145,840		$95,235	$0	$0	$8,021		$249,096

Michael P. DiClemente
VP and Treasurer of WPC and WPSC	2006	$162,341		$97,989	$0	$0	$21,327		$281,657

Donald E. Keaton
VP, Steel Manufacturing and Procurement (through termination date of 12/18/06)	2006	$243,754		$124,665	$0	$0	$490,714	(7)	$858,503

Harry L. Page
VP, Engineering of WPSC (formerly President and COO of WPSC through 12/20/06)	2006	$287,260		$196,262	$0	$0	$73,118		$556,640

(1)	During the 2006 fiscal year, the Company had employment agreements with James P. Bouchard, James G. Bradley, Paul J. Mooney, Vincent D. Assetta, Michael P. DiClemente, Donald E. Keaton, and Harry L. Page.

(2)	The amounts in this column reflect the compensation expense recognized in 2006 on all outstanding stock awards in accordance with SFAS 123(R), except that the estimate of forfeitures related to service-based vesting conditions is disregarded. See Note 5 to the Financial Statements in our Annual 2006 Report on Form 10-K for the valuation method used.

(3)	For Messrs. Bradley, Mooney and Keaton, the amount reflects a $5,000 payment each for their service on the board of directors of OCC. For Messrs. Bradley and Page, the amount reflects $11,000 in payments each for their service on the board of directors of Wheeling-Nisshin. For all Named Executive Officers, the amount also includes Company contributions to the following retirement plans as noted below:

Name	401(k) Plan Match	Salaried Employees Pension Plan	Supplemental Executive Retirement Plan
James P. Bouchard	$—	$—	$1,250
James G. Bradley	$7,250	$22,525	$66,625
Paul J. Mooney	$7,398	$15,548	$26,658
Vincent D. Assetta	$—	$8,021	$—
Michael P. DiClemente	$4,620	$13,090	$3,617
Donald E. Keaton	$7,313	$15,400	$2,921
Harry L. Page	$9,222	$21,192	$31,704

(4)	Mr. Bouchard began employment with the Company on December 1, 2006. Mr. Bouchard’s base salary is paid entirely in shares of the Company’s common stock.

(5)	Includes $606,821 contributed during 2006 under a supplemental pension provided in the employment agreement between Mr. Bradley and the Company dated February 16, 2005 and replaced on April 1, 2006, $1,560,000 in severance representing three years base pay pursuant to Mr. Bradley’s employment agreement (to be paid in 2007), and payments of certain perquisites, including automobile, financial planning and club expenses and a $50,924 home allowance.

(6)	Includes payments of certain perquisites, including automobile, financial planning and club expenses.

(7)	Includes $460,080 in severance representing two years base pay pursuant to Mr. Keaton’s employment agreement (scheduled to be paid in 2007 pursuant to the terms of such agreement).

GRANTS OF PLAN-BASED AWARDS TABLE

								All Other
								Stock
								Awards:
								Number
		Estimated Possible Payouts Under			Estimated Future Payouts Under Equity			of Shares	Grant Date
		Non-Equity Incentive Plan Awards			Incentive Plan Awards			of Stock	Fair Value of
	Grant Date	(2)			(3)			or Units	Stock
Name	(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#) (4)	Awards ($)
James P. Bouchard	12/19/2006							30,000	$540,900

James G. Bradley (5)	3/10/2006							56,614	$1,067,740

	3/10/2006				20,036	40,072	60,108		$868,360

	MIP (6)	$169,633	$315,034	$630,067

Paul J. Mooney	3/10/2006							8,356	$157,594

	3/10/2006				2,957	5,914	8,871		$128,156

	MIP (6)	$75,958	$197,490	$273,448

Vincent D. Assetta	3/10/2006							3,950	$74,497

	3/10/2006				1,398	2,796	4,194		$60,589

	MIP (6)	$36,460	$94,796	$131,256

Michael P. DiClemente	3/10/2006							4,254	$80,230

	3/10/2006				1,506	3,011	4,517		$65,248

	MIP (6)	$40,585	$105,522	$146,107

Donald E. Keaton (5)	3/10/2006							6,989	$131,813

	3/10/2006				2,474	4,947	7,421		$107,201

	MIP (6)	$60,939	$158,440	$219,379

Harry L. Page	3/10/2006							7,900	$148,994

	3/10/2006				2,796	5,592	8,388		$121,179

	MIP (6)	$71,815	$186,719	$258,534

(1)	All grants were made under the Wheeling-Pittsburgh Corporation Amended and Restated 2003 Management Stock Incentive Plan.

(2)	Award opportunities for the Named Executive Officers under the Company’s 2006 Management Incentive Plan (MIP). 20% of any cash award under the MIP is based on the achievement of individual objectives, with the remainder available to participants based on performance targets of the Company as set forth in the Company’s 2006 business plan. However, if the funding trigger of $30 per ton in operating income (before plan expenses) is not achieved, no incentive awards are paid. No amounts were due or paid under the MIP to any Named Executive Officers in 2006.

(3)	Stock unit performance awards vest after three years to each individual, subject to forfeiture, based on a comparison of the annualized total shareholder return of the Company’s stock, as compared to the Dow Jones U.S. Steel Index over the three-year period. Stock unit performance awards vest in increments of one third upon the achievement of predetermined targets: Threshold (Median); Target (+2%); and Maximum (+4%).

(4)	Stock unit service grants which vest in increments of one-third of the total grant annually over three years.

(5)	All grants made to Messrs. Bradley and Keaton in 2006 were forfeited at their termination of employment.

(6)	Sets forth the cash award opportunities under the 2006 Management Incentive Plan. No awards were due under the MIP for 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Stock Awards
				Equity Incentive
	Number of		Equity Incentive Plan	Plan Awards: Marketor
	Shares or Units	Market Value of	Awards: Number of	Payout Value of
	of Stock That	Shares or Units of	Unearned Shares,	Unearned Shares, Units
	Have Not	Stock That Have	Units or Other Rights	or Other Rights that
Name	Vested	Not Vested (1)	that have Not Vested	Have Not Vested (1)
James P. Bouchard

Stock Units (2)	30,000	$561,900

James G. Bradley			—	$—

Paul J. Mooney

Stock Units (3)	8,356	$156,508

Stock Units (4)			5,914	$110,769

Vincent D. Assetta

Stock Units (3)	3,950	$73,984

Stock Units (4)			2,796	$52,369

Michael P. DiClemente

Stock Units (3)	4,254	$79,677

Stock Units (4)			3,011	$56,396

Donald E. Keaton			—	$—

Harry L. Page

Stock Units (3)	7,900	$147,967

Stock Units (4)			5,592	$104,738

(1)	Value determined by reference to the closing price of WPC common stock on December 28, 2006 of $18.73.

(2)	Stock unit grant made on December 19, 2006 which vests in increments of one-third of the total grant annually over three years.

(3)	Stock unit service award made on March 10, 2006 which vests in increments of one-third of the total grant annually over three years.

(4)	Stock unit performance award made on March 10, 2006 which is subject to performance vesting conditions as described in footnote (3) of the Grants of Plan-Based Awards Table above.

OPTION EXERCISES AND STOCK VESTED TABLE

Stock Awards
Number of Shares Acquired Upon
Name	Vesting	Value Realized Upon Vesting
James P. Bouchard	—	$
James G. Bradley	20,000(1)	$380,200(3)
Paul J. Mooney	14,286(1)	$271,577(3)
Vincent D. Assetta	3,500(2)	$ 66,535(3)
Michael P. DiClemente	3,500(2)	$ 66,535(3)
Donald E. Keaton	14,286(1)	$271,577(3)
Harry L. Page	14,286(1)	$271,577(3)

(1)	Restricted Stock issued in August 2003 that vested in full August 10, 2006.

(2)	Restricted Stock issued in March 2005 that vested in full August 10, 2006.

(3)	Value determined by reference to the closing price of WPC common stock on August 10, 2006 multiplied by the number of shares acquired upon vesting.

PENSION BENEFITS TABLE

		Number of	Present Value
		Years of	of	Payments
		Credited	Accumulated	During Last
Name	Plan	Service	Benefits	Fiscal Year
James P. Bouchard	(1)	—	$—	$—
James G. Bradley	Wheeling-Pittsburgh
	Steel Corporation
	Pension Plan (2)	11	$54,402	$—
Paul J. Mooney	Wheeling-Pittsburgh
	Steel Corporation
	Pension Plan	9	$—	$—
Vincent D. Assetta	(1)	—	$—	$—
Michael P. DiClemente	(1)	—	$—	$—
Harry L. Page	(1)	—	$—	$—
Donald E. Keaton	Wheeling-Pittsburgh
	Steel Corporation
	Pension Plan	9	$—	$—

(1)	These executives are not participants in the Wheeling-Pittsburgh Steel Corporation Pension Plan which is the only defined benefit plan that covers any of the Named Executive Officers. Plan participation is limited to individuals employed as of January 1, 1998 and these executives do not qualify for participation.

(2)	The Wheeling-Pittsburgh Steel Corporation Pension Plan is a tax-qualified defined benefit pension plan.
In 1998, the Company established a tax-qualified defined benefit plan (the Salaried Pension Plan) covering salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. The total retirement benefit payable from the Salaried Pension Plan is offset by (i) the annuitized value of the employee’s defined contribution plan account balance, (ii) the employee’s accrued benefit payable by the PBGC relating to a defined benefit pension plan terminated in 1985, and (iii) the employee’s accrued benefit, as of July 31, 2003, under a WHX-sponsored pension plan (collectively, the Offset Amounts).
Compensation for pension calculation purposes includes base salary and periodic bonuses. Items such as relocation allowance and leased automobile allowances are excluded. Compensation for all of the Named Executive Officers does not substantially differ from that set forth above in the Summary Compensation Table except for the restrictions required by Internal Revenue Service statutory limits.
Benefits for the Salaried Pension Plan are computed by multiplying the employee’s final average compensation by 1.3% multiplied by the number of years of continuous service at termination. This amount is actuarially reduced for retirement prior to age 62 and is reduced by the Offset Amounts. For purposes of computing benefits under the Salaried Pension Plan, the term “final average compensation” means the highest consecutive 36 months of compensation in the final 120 months of employment. The actuarial assumptions for the Salaried Pension Plan are described in Note 17 to the Financial Statements in our Annual 2006 Report on Form 10-K.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

	Registrant	Aggregate		Aggregate
	Contributions	Earnings in	Aggregate	Balance at
	in Last Fiscal	Last Fiscal	Withdrawals /	Last Fiscal
Name	Year	Year	Distributions	Year End
James P. Bouchard (2)	$1,250	$—	$—	$1,250
James G. Bradley (1) and (2)	$673,446	$652	$1,737,477	$67,277	(3)
Paul J. Mooney (2)	$26,658	$261	$—	$26,919	(3)
Vincent D. Assetta	$—	$—	$—	$—
Michael P. DiClemente (2)	$3,617	$35	$—	$3,652	(4)
Donald E. Keaton (2)	$2,921	$29	$—	$2,950	(4)
Harry L. Page (2)	$31,704	$310	$—	$32,014	(3)

(1)	Includes $606,821 contributed during 2006 under the supplemental pension provided in the employment agreement between Mr. Bradley and the Company dated February 16, 2005 and replaced on April 1, 2006 and $66,625 in contributions to the SERP described in footnote (2).

(2)	Registrant contributions were made to individual accounts under the Wheeling-Pittsburgh Steel Corporation Supplemental Executive Retirement Plan (SERP) adopted August 1, 2006. The SERP provides for three potential contributions based on a participant’s compensation. First, for each Participant eligible to participate in the Company’s 401(k) Plan, the 401(k) Plan match formula for the applicable year is applied to all compensation of such Participant in excess of the compensation taken into account under the 401(k) Plan. For purposes of this 401(k) Plan match component, it is assumed that Participant is making the maximum deferral under the 401(k) plan. Second, for each Participant who is eligible to participate in the Salaried Employees’ Pension Plan of Wheeling-Pittsburgh Steel Corporation (SEPP), the SEPP contribution formula is applied to all compensation of such Participant in excess of the compensation taken into account for purposes of determining the employer contribution under the SEPP. Third, there is an age-based contribution applied to all compensation as follows:

Age	% of all Compensation
<45	0.00%
45-49	2.00%
50-51	3.50%
52-54	5.00%
55-57	10.00%
58-59	12.50%
60+	15.00%

(3)	Benefits vested as a result of age and years of service.

(4)	Benefits vested as a result of the new Board of Directors being put in place on November 30, 2006.
Compensation means the total of base salary and any bonus or other cash incentive compensation (excluding any cash or other payment under or in connection with the Company’s equity incentive plans, including but not limited to the 2003 Management Stock Incentive Plan) paid or otherwise received by participant during the applicable plan year.
The Compensation Committee selects the measures to be used to determine the applicable earnings rate for the SERP. The earnings rate was established as 6.0% per annum for the initial period August 1, 2006 – December 31, 2007.
Benefits are vested and payable on any separation from service after a participant has five years of employment with the Company and has attained age 55. Benefits are vested and payable before that date for any separation other than a termination by the Company without cause or a voluntary termination by the participant without good reason. The account is also vested upon a change in control. The benefits would commence six months following a termination other than due to death when payments would commence immediately. Benefits other than at death are payable at the participant’s prior election in a lump sum, a single life annuity, a one hundred percent joint and survivor annuity, a fifty percent joint and survivor annuity, or a ten-year certain annuity. At death, benefits are paid in a lump sum.

Other Potential Post-Termination Payments
     Employment Agreements Entered Into Prior to the 2006 Annual Meeting:
Effective April 1, 2006, the Company entered into a new employment agreement with Paul J. Mooney, Executive Vice President and Chief Financial Officer (CFO) of the Company and WPSC. Effective August 3, 2006, WPSC entered into an amended and restated employment agreement with Harry L. Page, former President and Chief Operating Officer of WPSC. Effective September 1, 2006, WPSC entered into employment agreements with each of Vincent D. Assetta, Vice President and Controller of WPSC, and Michael P. DiClemente, Vice President and Treasurer of WPSC.
As a result of the new Board of Directors being put in place on November 30, 2006, a “change of control” occurred under the employment agreements of Messrs. Mooney, Page, Assetta and DiClemente and each such officer has the option to elect to terminate their employment during a 30-day period beginning June 1, 2007. Termination pursuant to this provision would entitle the officers to severance benefits under the table “Termination Without Cause or For Good Reason Following Change of Control” below.
Pursuant to these employment agreements, these amounts would have been payable if these officers had terminated employment as of December 31, 2006 under the listed circumstances:
Termination Without Cause or For Good Reason

Officer	Salary	Bonus	Benefits	SERP
Mooney	$638,000	$—	$9,745	$26,919
Assetta	$175,000	$—	$9,745	$—
DiClemente	$182,000	$—	$9,745	$2,950
Page	$301,600	$—	$9,745	$32,014
Termination Without Cause or For Good Reason Following Change of Control

Officer	Salary	Bonus	Benefits	SERP	Tax Gross-up
Mooney	$638,000	$—	$9,745	$26,919	$—
Assetta	$350,000	$—	$9,745	$—	$—
DiClemente	$364,000	$—	$9,745	$2,950	$—
Page	$603,200	$—	$9,745	$32,014	$—
These benefits would also be paid if the executive resigns for any reason within the 30 day period which begins six months immediately following the date of any change of control of the Company or WPSC.
Voluntary Termination by Executive without Cause/Termination by Company for Cause

Officer	Salary	Bonus	Benefits
Mooney	$—	$—	$—
Assetta	$—	$—	$—
DiClemente	$—	$—	$—
Page	$—	$—	$—
Disability

Officer	Salary	Bonus	Benefits	SERP
Mooney	$—	$—	$9,745	$26,919
Assetta	$—	$—	$9,745	$—
DiClemente	$—	$—	$9,745	$2,950
Page	$—	$—	$9,745	$32,014

Death

Officer	Life Insurance	SERP
Mooney	$320,000	$26,919
Assetta	$178,000	$—
DiClemente	$183,000	$2,950
Page	$302,000	$32,014
               Employment Agreements Entered Into After the 2006 Annual Meeting:
Effective December 19, 2006, the Company entered into an employment agreement with James P. Bouchard, Chairman and CEO of the Company. The employment agreement was subsequently amended and restated January 8, 2007.
Pursuant to this employment agreement, these amounts would have been payable if Mr. Bouchard had terminated employment as of December 31, 2006 under the listed circumstances:
Termination Without Cause or For Good Reason

Officer	Salary	Bonus	Benefits	SERP
Bouchard	$750,000	$750,000	$—	$1,250
Termination Without Cause or For Good Reason Following Change of Control

Officer	Lump Sum Payment	Tax Gross-up	SERP
Bouchard	$5,000,000	$1,434,661	$1,250
The combination with Esmark would not be a change of control for purposes of Mr. Bouchard’s agreement. These benefits would also be paid if the executive resigns for any reason within the 30-day period which begins six months immediately following the date of any change of control of the Company or WPSC.
Voluntary Termination by Executive without Cause/Termination by Company for Cause

Officer	Salary	Bonus	Benefits
Bouchard	$750,000	$—	$—
Disability

Officer	Salary	Bonus	Benefits	SERP
Bouchard	$750,000	$—	$—	$1,250
Death

Officer	Life Insurance	SERP
Bouchard	$750,000	$1,250
Named Executive Officers Not Employed with the Company on December 31, 2006
James G. Bradley retired from his positions with the Company and WPSC on December 4, 2006. Donald E. Keaton and Harry L. Page were not re-elected as executive officers of the Company at a meeting of our Board of Directors on December 5, 2006. Mr. Keaton’s employment with the Company was terminated effective as of December 31, 2006. The amounts payable to Mr. Bradley and Mr. Keaton are shown on the Summary Compensation Table. In addition, Mr. Bradley and Mr. Keaton were entitled to their balances of $67,277 and $2,950, respectively, from the WPSC Supplemental Executive Retirement Plan due to their terminations.

DIRECTOR COMPENSATION
The following summary compensation table sets forth information concerning the cash and non-cash compensation earned by, paid to and awarded to our non-employee directors during the year ended December 31, 2006:
Director Compensation in 2006

	Fees Earned or		All Other
Name	Paid in Cash (1)	Option Awards (2)	Compensation	Total
Albert G. Adkins	$11,750	$1,243	$—	$12,993
James L. Bowen	$85,502	$35,990	$—	$121,492
Clark Burrus	$9,125	$1,243	$—	$10,368
C. Fredrick Fetterolf	$25,750	$1,243	$—	$26,993
James V. Koch	$23,125	$1,243	$—	$24,368
George Munoz	$25,750	$1,243	$—	$26,993
Joseph Peduzzi	$15,750	$1,243	$—	$16,993
James A. Todd, Jr.	$25,750	$1,243	$—	$26,993
Lynn R. Williams	$61,625	$32,866	$—	$94,491
Edward J. Curry, Jr.	$59,782	$35,990	$—	$95,772
Michael Dingman	$50,500	$32,866	$—	$83,366
Robert E. Heaton	$69,752	$35,990	$—	$105,742
Roland L. Hobbs	$67,752	$35,990	$—	$103,742
Alicia H. Munnell	$57,752	$35,990	$—	$93,742
D. Clark Ogle	$54,500	$32,866	$—	$87,366
James B. Riley	$61,000	$39,101	$—	$100,101

(1)	Our employees that serve on our Board of Directors do not receive any additional compensation for serving on our Board of Directors or on any Board committees. Non-employee directors receive an annual retainer in the amount of $25,000, of which one-half is payable in cash and one-half is payable in stock options. In addition, we pay annual retainers to committee chairpersons ranging in amounts from $2,500 to $5,000, also payable one-half in cash and one-half in stock options. Each director is also compensated in the amount of $2,000, payable in cash, for attendance at each board and committee meeting. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors.

(2)	Value determined by reference to the grant date fair value of the options granted determined in accordance with FASB No. 123(R). See Note 5 to the Financial Statements in our Annual 2006 Report on Form 10-K for the valuation method used. Each member of our Board of Directors receives an initial stock option award valued at $1,000 upon becoming a director and an annual stock option award valued at $10,000. The actual number of shares underlying the stock options issued to a director is determined by dividing the dollar value of each award by one-half of the stock’s market value for the five trading days immediately prior to the grant date. The exercise price of such options is equal to the average closing sales price of our common stock for the five trading days immediately prior to the date of grant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James P. Bouchard

Name: James P. Bouchard
Title: Chairman, Chief Executive Officer

Date: April 30, 2007

Exhibit List
10.12(h)	Amended and Restated Employment Agreement, effective as of December 19, 2006, between James P. Bouchard and Wheeling-Pittsburgh Corporation (filed herewith).

10.12(i)	Amended and Restated Employment Agreement, effective as of December 19, 2006,. Between Craig T. Bouchard and Wheeling-Pittsburgh Corporation (filed herewith).
31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).