Form 10-Q
period 2007-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2007-05-10
CIK 941738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
The registrant had 15,332,551 shares of its common stock, par value $0.01 per share, issued and outstanding as of May 2, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2007	2006
Revenues:
Net sales, including sales to affiliates of $59,485 and $94,674	$397,721	$436,978

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $64,400 and $92,682, excluding depreciation and amortization expense	416,272	408,118
Depreciation and amortization expense	9,556	8,307
Selling, general and administrative expense	24,784	20,650

Total cost and expenses	450,612	437,075

Operating loss	(52,891)	(97)
Interest expense and other financing costs	(9,532)	(6,151)
Other income	2,527	2,816

Loss before income taxes	(59,896)	(3,432)
Income tax provision (benefit)	—	—

Loss before minority interest	(59,896)	(3,432)
Minority interest	—	1,322

Net loss	$(59,896)	$(2,110)

Loss per share:
Basic	$(3.92)	$(0.15)
Diluted	$(3.92)	$(0.15)

Weighted average shares (in thousands):
Basic	15,287	14,516
Diluted	15,287	14,516
Note:
The condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2007 and the condensed consolidated balance sheet at March 31, 2007 do not include Mountain State Carbon, LLC (see Note 1).
The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,735	$21,842
Accounts receivables, less allowance for doubtful accounts of $3,035 and $2,882	202,827	138,513
Inventories	233,041	212,221
Prepaid expenses and deferred charges	9,427	27,911

Total current assets	450,030	400,487
Investment in and advances to affiliated companies	124,892	53,585
Property, plant and equipment, less accumulated depreciation of $109,119 and $114,813	449,990	626,210
Deferred income tax benefits	32,227	30,537
Restricted cash	—	2,163
Other intangible assets, less accumulated amortization of $2,145 and $2,136	246	255
Deferred charges and other assets	8,147	9,308

Total assets	$1,065,532	$1,122,545

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $8,524 and $13,842	$133,331	$99,536
Short-term debt	169,400	110,000
Payroll and employee benefits payable	43,950	34,766
Accrued income and other taxes	8,189	10,333
Deferred income taxes payable	32,227	30,537
Accrued interest and other liabilities	23,370	10,257
Long-term debt due in one year	6,871	32,119

Total current liabilities	417,338	327,548
Long-term debt	235,856	254,961
Convertible debt, net of discount of $9,849	40,151	—
Employee benefits	122,721	121,953
Other liabilities	12,582	25,600

Total liabilities	828,648	730,062

Minority interest in consolidated subsidiary	—	106,290

Stockholders’ equity
Preferred stock — $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.01 par value; 80,000,000 shares authorized; 15,305,551 and 15,274,796 issued; 15,298,885 and 15,268,130 shares outstanding	153	153
Additional paid-in capital	301,423	289,903
Accumulated deficit	(64,055)	(4,159)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive (loss) income	(537)	396

Total stockholders’ equity	236,884	286,193

Total liabilities and stockholders’ equity	$1,065,532	$1,122,545

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(59,896)	$(2,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	9,556	8,307
VEBA, profit sharing and other stock transactions	213	347
Other postretirement benefits	(421)	(444)
Deferred compensation and stock options	814	839
Amortization of debt discount	226	—
Dividends, net of equity income of affiliated companies	5,123	8,345
Loss on disposition of assets	347	3
Minority interest	—	(1,322)
Other	11	15
Changes in current assets and current liabilities:
Accounts receivable	(68,552)	(45,385)
Inventories	(30,381)	(51,867)
Other current assets	16,321	4,010
Accounts payable	57,484	16,958
Other current liabilities	21,772	1,800
Other assets and liabilities, net	1,530	5,823

Net cash used in operating activities	(45,853)	(54,681)

Cash flows from investing activities:
Payments from affiliates	—	350
Investment in affiliates	(15,562)	(750)
Cash transfer to deconsolidated affiliate (see Note 16)	(11,159)	—
Capital expenditures	(5,931)	(28,172)
Change in restricted cash used to fund capital expenditures	—	(3,899)
Proceeds from sale of assets	10	—

Net cash used in investing activities	(32,642)	(32,471)

Cash flows from financing activities:
Book overdraft	(4,066)	(3,991)
Net change in short-term debt	59,400	68,400
Borrowing of long-term debt	50,000	—
Repayment of long-term debt	(44,364)	(6,542)
Minority interest investment in subsidiary	—	30,000
Issuance of common stock	418	—

Net cash provided by financing activities	61,388	87,867

(Decrease) increase in cash and cash equivalents	(17,107)	715
Cash and cash equivalents, beginning of period	21,842	8,863

Cash and cash equivalents, end of period	$4,735	$9,578

See Note 16 for supplemental cash flow information
The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

						Accumu-
						lated
	Compre-					Other
	hensive		Additional	Accumu-		Comprehen-
	Income	Common	Paid-in	lated	Treasury	sive Income
	(Loss)	Stock	Capital	Deficit	Stock	(Loss)	Total
Balance, December 31, 2005		$147	$276,097	$(10,640)	$(100)	$—	$265,504
Net income	$6,481	—	—	6,481		—	6,481

Stock issued:
Employee benefit plans		6	10,986	—	—	—	10,992
Stock options exercised		—	262	—	—	—	262
Stock-based compensation		—	2,232	—	—	—	2,232
Stock option grants		—	326	—	—	—	326
Adjustment to initially apply FASB Statement No. 158 without tax effect		—	—	—	—	396	396

Balance, December 31, 2006		153	289,903	(4,159)	(100)	396	286,193
Comprehensive loss:
Net loss	$(59,896)	—	—	(59,896)	—	—	(59,896)
Amortization of:
Actuarial loss	236	—	—	—	—	236	236
Prior service cost (benefit)	(1,169)	—	—	—	—	(1,169)	(1,169)

Comprehensive loss	$(60,829)

Stock issued:
Employee benefit plans		—	213	—	—	—	213
Stock options exercised		—	418	—	—	—	418
Stock-based compensation		—	739	—	—	—	739
Stock option grants		—	75	—	—	—	75
Convertible debt — beneficial conversion feature		—	10,075	—	—	—	10,075

Balance, March 31, 2007		$153	$301,423	$(64,055)	$(100)	$(537)	$236,884

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued — employee benefit plans	559,477	—	559,477
Stock options exercised	28,965	—	28,965

Balance, December 31, 2006	15,274,796	6,666	15,268,130
Shares issued — employee benefit plans	9,353	—	9,353
Stock options exercised	21,402	—	21,402

Balance, March 31, 2007	15,305,551	6,666	15,298,885

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)
1.	Basis of Presentation

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

The Company owns a 50% voting and non-voting interest in Mountain State Carbon, LLC (MSC), a joint venture. From inception of the joint venture through December 31, 2006, the Company was identified as the primary beneficiary of the joint venture, and as such, included the accounts of MSC in its consolidated financial statements. As a result of certain joint venture agreement provisions which became operative on January 1, 2007, the Company’s variable interest in the joint venture will no longer absorb a majority of the joint venture’s expected losses or receive a majority of the joint venture’s expected residual returns. As a result, the accounts of MSC were no longer included in the consolidated financial statements of the Company effective January 1, 2007.

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006.

2.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

3.	Business Segment

The Company is engaged in one line of business and operates one business segment, the production, processing, fabrication and sale of steel and steel products. The Company has a diverse customer base, substantially all of which is located in the United States. All of the Company’s operating assets are located in the United States.

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $43,451 and $71,161 during the quarters ended March 31, 2007 and 2006, respectively. Management believes that sales to Wheeling-Nisshin are made at prevailing market prices. During the quarter ended March 31, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $24,738. The Company reported dividends from Wheeling-Nisshin of $7,500 and $10,715 during the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the Company had accounts receivable due from Wheeling-Nisshin of $2,291 and $1,853, respectively, and had accounts payable to Wheeling-Nisshin of $1,198 and $147, respectively.

The Company owns 50.0% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $9,173 and $23,513 during the quarters ended March 31, 2007 and 2006, respectively. Management believes that sales to OCC are made at prevailing market prices. At March 31, 2007 and December 31, 2006, the Company had accounts receivable due from OCC of $6,360 and $3,461, respectively. At March 31, 2007 and December 31, 2006, the Company has a loan receivable due from OCC of $5,625, which bears interest at a variable rate, which currently approximates 7.6%. The Company recorded interest income on the loan receivable of $93 and $121 during the quarters ended March 31, 2007 and 2006, respectively. The Company received principal payments on the loan of $350 during the quarter ended March 31, 2006.

The Company owns a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. Through December 31, 2006, the accounts of MSC were included in the consolidated financial statements of the Company (see Note 16). The Company acquires coke from MSC at cost, as defined by a coke supply agreement, plus 5%. During the quarter ended March 31, 2007, the Company acquired coke from MSC in the amount of $27,373. The Company provides services to MSC under a management and an operating agreement. During the quarter ended March 31, 2007, the Company billed MSC $10,091 for such services. At March 31, 2007, the Company had accounts payable to MSC of $9,172 and had accounts receivable due from MSC of $3,991. At March 31, 2007, the Company had a note receivable due from MSC of $4,523, which bears interest at the prime rate, plus 1.25%. The Company recorded interest income on the note receivable of $106 during the quarter ended March 31, 2007. The Company made capital contributions to MSC of $15,500 during the quarter ended March 31, 2007.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting.

The Company owns 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture. The joint venture is accounted for using the equity method of accounting. The Company had sales to Jensen Bridge during the quarters ended March 31, 2007 and 2006 of $797 and $182, respectively. Management believes that sales to Jensen Bridge are made at prevailing market prices. At March 31, 2007 and December 31, 2006, the Company had accounts receivable due from Jensen Bridge of $374 and $1,369, respectively. During the quarters ended March 31, 2007 and 2006, the Company made capital contributions to Jensen Bridge of $62 and $750, respectively.

The Company acquired a 50% joint venture interest in Avalon Metal Roofing and Building Components, LLC (Avalon), a joint venture, during the first quarter of 2007 by making a capital contribution to the joint venture of $924. The joint venture is accounted for using the equity method of accounting. The Company had sales to Avalon during the quarter ended March 31, 2007 of $134. Management believes that sales to Avalon are made at prevailing market prices. The Company had accounts receivable due from Avalon of $134 at March 31, 2007.

During the quarter ended March 31, 2007, the Company had sales to Esmark Incorporated (Esmark) and its affiliates of $5,930. Management believes that sales to Esmark are made at prevailing market prices. The Company had accounts receivable due from Esmark of $5,498 at March 31, 2007. During March 2007, Esmark executed a guarantee with one of the Company’s scrap suppliers guaranteeing the Company’s obligations for scrap purchases.

5.	Insurance Recovery

During the quarters ended March 31, 2007 and 2006, the Company received $6,116 and $12,659, respectively, in partial settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. Of these amounts, $7,299 was recorded as a reduction of cost of goods sold during the quarter ended March 31, 2006, with the remaining amount recorded as a reduction in cost of goods sold in the fourth quarters of 2005 and 2006. Business interruption insurance recoveries are recorded in the period in which a sworn statement of proof of loss is received from the insurance carriers or the insurance carrier otherwise acknowledges an obligation to pay and collectibility is assured.

6.	Share-Based Payments

The Company adopted FASB No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. All shares granted under this plan, net of forfeitures, fully vested in August 2006. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which fully vested in August 2006. No non-vested restricted stock was outstanding at March 31, 2007 and December 31, 2006 and there was no activity relative to non-vested restricted stock during the quarter ended March 31, 2007. No shares granted under these plans were subject to retirement eligible provisions.

Compensation expense under these plans is measured as being equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant. Compensation expense related to these plans amounted to $692 during the quarter ended March 31, 2006. No compensation expense was recognized during the quarter ended March 31, 2007.

Stock options:

The Company maintains a management stock incentive plan pursuant to which it granted stock options to non-employee directors of the Company for 4,637 and 5,888 shares of its common stock during the quarters ended March 31, 2007 and 2006, respectively, at an exercise price of $23.73 and $17.92 per share, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. If a non-employee director of the Company terminates association with the Company, outstanding stock options expire within 90 days from the date of such termination if not otherwise exercised. During the quarter ended March 31, 2007, proceeds of $418 were received from the exercise of 21,402 stock options. No stock options were exercised during the quarter ended March 31, 2006. During the quarter ended March 31, 2007, stock options for 15,564 shares of Company stock expired.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended March 31, 2007 and 2006 was $16.13 and $15.37 per share, respectively, determined using the following assumptions:

	Quarter Ended
	March 31,
	2007	2006
Average risk-free interest rate	4.72%	4.79%
Expected dividend yield	0.00%	0.00%
Expected volatility	76.38%	84.28%
Expected life (years)	5	5
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

A summary of activity under this plan as of March 31, 2007 and changes during the quarter then ended is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2006	56,187	$20.58
Granted	4,637	23.73
Exercised	(21,402)	19.53
Expired	(15,564)	26.86

Outstanding, March 31, 2007	23,858	$18.04	$149

Exercisable, March 31, 2007	23,858	$18.04	$149

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $75 and $90 during the quarters ended March 31, 2007 and 2006, respectively.
Stock unit awards:
The Company grants stock unit service awards and stock unit performance awards under its management stock incentive plan. Stock unit service awards vest to each individual based solely on service, subject to forfeiture. Stock unit performance awards vest to each individual based on a combination of service and market performance. In general, market performance is determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. Stock unit awards granted under the plan are not subject to retirement eligible provisions.
The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. The Company granted 182,635 and 145,998 stock unit service awards during the quarters ended March 31, 2007 and 2006, respectively, at a weighted average grant date fair value of $18.88 and $18.86 per stock unit service award, respectively. The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model. The Company granted 103,339 stock unit performance awards during the quarter ended March 31, 2006 at a weighted average grant date fair value of $21.67 per stock unit performance award, determined using the following assumptions:

Average risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	68.00%
Expected life (years)	3
Expected turnover rate	10.00%

A summary of activity under this plan as of March 31, 2007 and changes during the quarter then ended is as follows:

		Weighted
		Average
	Units/	Grant Date
	Shares	Fair Value
Balance, December 31, 2006	282,061	$18.82
Granted	182,635	18.88
Forfeited	(12,435)	20.24
Vested	(35,674)	18.69

Balance, March 31, 2007	416,587	$18.81

Stock unit awards outstanding at March 31, 2007 vest, subject to forfeiture, as follows:

Quarter Ended
Grant Date	Stock Unit Type	Units	Vesting Date/Period
March 31, 2006	Service award	26,606	March 31, 2008
March 31, 2006	Service award	13,319	March 31, 2009
March 31, 2006	Performance award	39,919	March 31, 2009
December 31, 2006	Service award	171,000	Ratably over three years
March 31, 2007	Service award	118,243	Quarterly through December 31, 2008
March 31, 2007	Service award	47,500	Ratably over three years

Total		416,587

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the requisite service period for the entire award, using the straight-line method. Compensation expense relative to stock unit awards amounted to $739 and $57 for the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, deferred compensation expense relative to stock unit awards amounted to $7,172. This amount will be amortized to expense over the requisite service period for each award.
The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At March 31, 2007, 10,500 restricted shares of common stock have been issued under the management stock incentive plan, 74,225 options to acquire shares of common stock have been issued under the plan and 452,261 stock unit awards have been issued under the plan.
7. Pension and Other Postretirement Benefits
Net periodic cost for pension and other postretirement benefits was as follows:

	Quarter Ended
	March 31,
	2007	2006
Components of net periodic cost:
Service cost	$405	$425
Interest cost	1,516	1,456
Expected return on assets	(82)	(102)
Amortization of prior service credit	(1,169)	(1,169)
Recognized actuarial loss	236	270

Net periodic cost	$906	$880

The Company made payments of $1,180 and $1,198 for other postretirement benefits during the quarters ended March 31, 2007 and 2006, respectively. The Company does not expect to make any contributions to its defined benefit pension plan during 2007 and expects to make payments of $4,683 for other postretirement benefits during 2007.

8.	VEBA and Profit Sharing Expense

The Company incurred no VEBA or profit sharing expense during the quarter ended March 31, 2007. The Company incurred VEBA and profit sharing expense of $163 during the quarter ended March 31, 2006, all of which was satisfied by issuing common stock during the second quarter of 2006.

9.	Termination Costs

During the first quarter of 2007, the Company initiated a voluntary and involuntary termination plan to bring about an overall reduction in and reorganization of the salaried workforce. As a result, the Company accrued $3,929 for termination benefits under these plans for approximately 77 salaried employees during the first quarter of 2007.

10.	Other Income

	Quarter Ended
	March 31,
	2007	2006
Equity income from affiliates	$2,377	$2,370
Other income	150	446

Total	$2,527	$2,816

11.	Income Taxes

No income tax benefit was provided during the quarters ended March 31, 2007 and 2006 as it was more likely than not that the losses incurred would not result in a reduction of future income taxes payable.

The Company adopted FASB Interpretation No. (FIN) 48 on January 1, 2007. Based on an analysis prepared by the Company, it was determined that the application of FIN 48 had no material effect on the recorded tax assets or liabilities of the Company. As a result, no cumulative effect adjustment was recorded as of January 1, 2007.

12.	Loss Per Share

For the quarters ended March 31, 2007 and 2006, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share is as follows:

	Quarter Ended
	March 31,
	2007	2006
Loss available to common shareholders	$(59,896)	$(2,110)

Weighed-average basic shares outstanding	15,287	14,516
Dilutive effect of:
Non-vested restricted stock	—	—
Stock options	—	—
Stock unit awards	—	—
Convertible debt	—	—

Weighed-average diluted shares outstanding	15,287	14,516

Basic loss per share	$(3.92)	$(0.15)
Diluted loss per share	$(3.92)	$(0.15)
For the quarters ended March 31, 2007 and 2006, stock options for 60,824 and 68,285 shares of common stock at a weighted average exercise price of $20.82 and $15.73 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter ended March 31, 2006, 174,500 shares of non-vested restricted common stock were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarters ended March 31, 2007 and 2006, 464,696 and 249,337 stock unit awards were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter ended March 31, 2007, 2,500,000 shares of common stock into which debt is convertible were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

13.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 99% of inventories are valued using the LIFO method. Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$65,675	$44,189
In-process	201,396	212,315
Finished products	52,992	58,606
Other materials and supplies	33	46

Total current cost	320,096	315,156
Excess of current cost over carrying cost	(87,055)	(102,935)

Carrying cost	$233,041	$212,221

During the quarters ended March 31, 2007 and 2006, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to decrease operating income by $695 and $440 for the quarters ended March 31, 2007 and 2006, respectively.

14.	Convertible Debt

On March 16, 2007, the Company issued convertible notes in the amount of $50,000 to certain institutional investors and certain stockholders of the Company. The notes are convertible into common stock of the

Company upon consummation of a proposed merger between the Company and Esmark at a price of $20 per share. If the proposed merger with Esmark is not consummated, the notes are convertible, at the option of the holders, into common stock of the Company at any time after December 31, 2007 at an adjusted, fair value, conversion price that will not be more than $20 per share or less than $15 per share. The convertible notes are otherwise payable on November 15, 2008, subject to limitations in our term loan agreement and revolving credit facility, and accrue interest at a rate of 6% per annum through December 31, 2007. If the notes are not converted into common stock of the Company prior to January 1, 2008, interest is retroactively adjusted from the issuance date to 9% per annum.

On the date of issuance of the convertible notes, the fair market value of the Company’s common stock was $24.03 per share. As a result, the beneficial conversion feature of the convertible notes was computed to be $10,075. This amount was recorded as a discount against the face amount of the convertible notes and as a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the term of the convertible notes which amounted to $226 for the quarter ended March 31, 2007.

15.	Short-term and Long-term Debt

At March 31, 2007, we were in compliance with the financial covenants under our amended and restated revolving credit facility. At March 31, 2007, no financial covenants were in effect under our term loan agreement. Based on first quarter results of operations, projected results of operations for subsequent quarters and credit limitations under our revolving credit facility, no assurance can be given that we will remain in compliance with the financial covenants under our amended and restated revolving credit facility for quarters ending after March 31, 2007.

If an event of default results in the acceleration of our amended and restated revolving credit agreement or our term loan agreement, as amended, such event will also result in the acceleration of substantially all of our other indebtedness pursuant to cross-default or cross-acceleration provisions.

16.	Supplemental Cash Flow Information

As a result of the deconsolidation of MSC (see Note 1), the accounts of MSC were no longer included in the consolidated financial statements of the Company effective January 1, 2007. The Company’s investment in MSC is accounted for using the equity method of accounting.

The consolidated net assets of MSC as of January 1, 2007 were as follows:

Assets:
Cash and cash equivalents	$11,159
Accounts receivable	4,238
Inventory	8,637
Prepaid and other current assets	2,163
Restricted cash	2,163
Property, plant and equipment, less accumulated depreciation of $11,113	172,247

Total	200,607

Liabilities:
Accounts payable, including book overdrafts of $1,252	19,623
Other current liabilities	1,619
Other liabilities	13,131
Minority interest	106,290

Total	140,663

Consolidated net assets	$59,944

17.	Commitments and Contingencies

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

During the second quarter of 2006, the Company received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. These inquiries commenced during the third quarter of 2006.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through March 31, 2007 could total up to $3,060, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,244 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility; (b) $591 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility; and (d) $124 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to certain of these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,397 at March 31, 2007, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,613 for such remediation measures.

The Company has also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility owned by MSC, a joint venture.

In July 2005, an additional environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $981 is expected to be made during 2007 to address this environmental liability, which has been fully reserved by the Company.

Total accrued environmental liabilities amounted to $10,451 and $10,511 at March 31, 2007 and December 31, 2006, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal on behalf of MSC each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. MSC reimburses the Company for the cost of coal delivered under the contract. The contract requires the Company to pay an average buy-out cost of $7.50 per ton for each ton of coal that is not taken under the contract. Payments for delivery of coal under this contract totaled $3,253 during the quarter ended March 31, 2007. In addition, the Company made a prepayment of $5,100 under the terms of the contract, which will be applied ratably to reduce the cash cost of each ton of coal delivered under the contract. As of March 31, 2007, the unamortized prepayment amounted to $2,007. This amount is subject to forfeiture if coal is not taken under the contract.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $2,332 and $2,770 during the quarters ended March 31, 2007 and 2006, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $3,773 and $2,783 during the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, a maximum termination payment of approximately $27,750 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. The Company is committed to make additional capital contributions of $9,500 to MSC.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

18.	Subsequent Event

On May 8, 2007, the Company issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes will be exchangeable into the common stock of “New Esmark” upon consummation of a combination of the Company and Esmark at a price of $20 per share, or, if not consummated, the note will be payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date. The $23.0 million in proceeds will be used for general corporate purposes.

19.	Summarized Combined Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$4,735	$—	$4,735
Trade accounts receivables	—	202,827	—	202,827
Inventories	—	233,041	—	233,041
Other current assets	122	9,305	—	9,427

Total current assets	122	449,908	—	450,030
Intercompany receivables	40,151	11,908	(52,059)	—
Investments and advances in affiliates	247,978	124,892	(247,978)	124,892
Property, plant and equipment, net	2,255	447,735	—	449,990
Other non-current assets	896	39,724	—	40,620

Total assets	$291,402	$1,074,167	$(300,037)	$1,065,532

Liabilities and stockholders’ equity
Accounts payable	$—	$133,331	$—	$133,331
Short-term debt	—	169,400	—	169,400
Other current liabilities	2,337	112,270	—	114,607

Total current liabilities	2,337	415,001	—	417,338
Intercompany payable	11,908	40,151	(52,059)	—
Long-term debt	—	235,856	—	235,856
Convertible debt	40,151	—		40,151
Other non-current liabilities	122	135,181	—	135,303
Stockholders’ equity	236,884	247,978	(247,978)	236,884

Total liabilities and stockholders’ equity	$291,402	$1,074,167	$(300,037)	$1,065,532

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment, net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000	—	110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest	—	106,290	—	106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders’ equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended March 31, 2007

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$397,721	$—	$397,721
Cost of sales	—	416,272	—	416,272
Depreciation and amortization expense	—	9,556	—	9,556
Selling, administrative and general expense	1,222	23,562	—	24,784

Operating loss	(1,222)	(51,669)	—	(52,891)
Interest expense	(359)	(9,306)	133	(9,532)
Other income including equity earnings of affiliates	(58,315)	2,527	58,315	2,527

Loss before income taxes	(59,896)	(58,448)	58,448	(59,896)
Income tax provision (benefit)	—	—	—	—

Net loss	$(59,896)	$(58,448)	$58,448	$(59,896)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended March 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Income Data
Net sales	$—	$436,978	$—	$436,978
Cost of sales	—	408,118	—	408,118
Depreciation and amortization expense	—	8,307	—	8,307
Selling, administrative and general expense	2,019	18,631	—	20,650

Operating income (loss)	(2,019)	1,922	—	(97)
Interest expense	—	(6,151)	—	(6,151)
Other income including equity earnings of affiliates	(91)	2,816	91	2,816

Loss before income taxes	(2,110)	(1,413)	91	(3,432)
Income tax provision (benefit)	—	—	—	—

Net loss before minority interest	(2,110)	(1,413)	91	(3,432)
Minority interest	—	1,322	—	1,322

Net loss	$(2,110)	$(91)	$91	$(2,110)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2007

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$(418)	$(45,435)	$—	$(45,853)

Investing activities:
Capital expenditures	—	(5,931)	—	(5,931)
Investment and advances to affiliates	—	(26,721)	—	(26,721)
Loan to subsidiary	(50,000)	—	50,000	—
Other	—	10	—	10

Net cash used in investing activities	(50,000)	(32,642)	50,000	(32,642)

Financing activities:
Net borrowings	50,000	65,036	(50,000)	65,036
Change in book overdraft	—	(4,066)	—	(4,066)
Issuance of common stock	418	—	—	418

Net cash provided by financing activities	50,418	60,970	(50,000)	61,388

Net decrease in cash and cash equivalents	—	(17,107)	—	(17,107)
Cash and cash equivalents, beginning of period	—	21,842	—	21,842

Cash and cash equivalents, end of period	$—	$4,735	$—	$4,735

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2006

			Consolidating
	WPC and		and
	Subsidiary		Eliminating	WPC
	Guarantors	WPSC	Entries	Consolidated
Net cash used in operating activities	$—	$(54,681)	$—	$(54,681)

Investing activities:
Capital expenditures	—	(28,172)	—	(28,172)
Change in restricted cash used to fund capital expenditures	—	(3,899)	—	(3,899)
Other	—	(400)	—	(400)

Net cash used in investing activities	—	(32,471)	—	(32,471)

Financing activities:
Net borrowings	—	61,858	—	61,858
Change in book overdraft	—	(3,991)	—	(3,991)
Minority interest investment in subsidiary	—	30,000	—	30,000

Net cash provided by financing activities	—	87,867	—	87,867

Net increase in cash and cash equivalents	—	715	—	715
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$9,578	$—	$9,578

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS CAUTIONARY LANGUAGE
Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 17 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and Item 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
OVERVIEW
We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for converters and processors and steel service centers, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 51.7% of our shipments during the first quarter of 2007. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.
WCC, an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 19.3% of our steel tonnage shipped during the first quarter of 2007. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin and OCC, which together consumed 12.9% of our steel tonnage shipped during the first quarter of 2007, in the aggregate represented 13.2% of our net sales for the first quarter of 2007. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. MSC owns and is refurbishing the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.
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
Recent Developments
Operating Loss
We incurred an operating loss of $52.9 million during the first quarter of 2007. The operating loss resulted principally from reduced sales and production volumes, a decrease in the selling price of steel products, principally due to market conditions and product mix, an increase in the cost to produce steel products, principally due to the cost of scrap, and an increase in selling, general and administrative expense, principally due to consulting fees and severance costs.
Production, Shipments and Pricing
Our EAF, which was idled during January 2007 and restarted on February 1, 2007, produced 218,614 tons of liquid steel during the first quarter of 2007. During the first quarter of 2007, we produced 564,281 tons of slabs and we purchased 83,303 tons of steel slabs. Our steel shipments during the first quarter of 2007 totaled 603,893 tons.

Steel prices decreased during the first quarter of 2007, with the average per ton selling price of our hot-rolled steel decreasing from $553 per ton in December 2006 to $500 per ton in March 2007.
Raw Materials
Critical raw material inputs, principally scrap, pig iron and natural gas reflected price increases during the first quarter of 2007 as compared to the fourth quarter of 2006.
Liquidity
As noted in the description of our $225.0 million revolving credit facility, we are currently constrained from increasing the commitment amount of the facility because of limitations imposed on the size of the facility under the terms and conditions of our term loan agreement. As a result, the revolving credit facility is not appropriately sized to adequately meet the current and expected business needs of the Company. This is demonstrated by the increase in our working capital requirements and the significant level of excess collateral supporting the facility, particularly as we ramp up operations. We expect to continue to need additional working capital in the short term as we ramp up to our target level of operations. In order to implement our new commercial and operating strategies, we have evaluated alternative methods of raising additional capital. On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to terms of the notes, the debt will be exchangeable into common stock of New Esmark upon consummation of a merger between us and Esmark at a price of $20 per share, or if not consummated the notes shall be payable in cash on November 15, 2008. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008 or extended under the terms of the notes, the per annum interest rate shall increase to 14% retroactively to the issuance date. The $23.0 million will be used for general corporate purposes.
In addition, we may raise additional capital by, among other things, issuing securities pursuant to a $125.0 million shelf registration statement on Form S-3, which was recently declared effective. Additionally, we have increased the amount of borrowing availability under our revolving credit facility by $5.0 million and we are renegotiating terms of payment with our customers and suppliers. While we believe these additional sources of capital will meet our target level of working capital employed to implement our strategy, these additional sources may not be achievable and may not be sufficient, subject to business market conditions
During April and May of 2007, we purchased approximately $12.2 million of steel products to supplement our internal steel production. The steel products were purchased from other domestic steel producers by an Esmark operating subsidiary utilizing its established credit terms, and then resold to an independent steel trading company who, in turn, sold the steel products to us on extended payment terms.
During March 2007, Esmark executed a guarantee in favor of one of our scrap suppliers enabling us to incur obligations of up to $25.0 million with such supplier. Under that agreement, Esmark unconditionally guarantees the payment when due of all of our obligations arising out of the purchase of scrap from this supplier. Esmark may, upon sixty-day’s prior written notice of the release date, release itself from any further obligations under this guarantee.
Voluntary/Involuntary Termination Plans
During the first quarter of 2007, we initiated a voluntary and involuntary termination plan to bring about an overall reduction in and reorganization of the salaried workforce. As a result, we accrued $3,929 for termination benefits under these plans for approximately 77 salaried employees during the first quarter of 2007.
Termination of Scrap Supply Agreement
Effective March 31, 2007, we terminated the agreements with our long-term scrap supplier. We do not anticipate this termination to adversely impact our operations. The termination increased our current working capital needs. We believe that we have access to adequate alternative supplies of scrap.
Private Placement
On March 15, 2007, certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and

President agreed to purchase convertible notes from us, and on March 16, 2007, we issued $50.0 million of convertible subordinated promissory notes. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. The $50.0 million was used to pay down $37.5 million of indebtedness under our term loan agreement and for general corporate purposes.
On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors as discussed above.
Merger Proposal
On March 16, 2007, the Company and Esmark entered into a definitive merger agreement providing for the formation of a new holding company (New Esmark) in which our existing stockholders would receive one share of New Esmark’s common stock for each share of the Company’s common stock held by each of our stockholders. Esmark stockholders would receive 17.5 million shares of New Esmark’s common stock in the aggregate, plus additional shares of common stock for any new equity raised by Esmark prior to May 15, 2007. In addition to the share for share exchange, our stockholders may elect to receive either (1) a put right allowing the stockholder to put back to New Esmark within a ten day period each of the shares of New Esmark that were issued to such stockholder in the exchange for $20.00 per share, subject to a maximum of $150.0 million being paid for all exercised put elections, or (2) an underwritten right to purchase one additional share of New Esmark common stock for each share of the Company’s stock that was exchanged by such stockholder at $19.00 per share within a ten day period, subject to a maximum of $200.0 million worth of New Esmark’s common stock (at such $19.00 price) being purchased under the purchase rights. As a condition to the closing of the merger, Franklin Mutual Advisers, LLC (Franklin) and the Company are required to enter into a standby purchase agreement that will require Franklin to purchase any of the foregoing unexercised purchase rights (up to a maximum of $200.0 million) and that, in any event, will obligate the Company to provide Franklin a minimum of $50.0 million in purchase rights. In each case, Franklin’s purchase rights are exercisable at a $19.00 per share price. Both the put and rights elections are subject to proration if the elections exceed the specified amounts. The transactions contemplated by the definitive agreement are subject to stockholder approval. The transaction is expected to be completed in the summer of 2007.
In the event of a termination of the merger due to a superior proposal from a third party, we will be obligated to reimburse Esmark for certain costs incurred by Esmark related to the transaction up to a maximum aggregate amount of $2.0 million.
Credit Arrangements and Covenant Compliance
On March 16, 2007, our revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225.0 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provided for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
On May 9, 2007, the revolving credit agreement was further amended to allow us to access an additional $5.0 million of collateral in excess of the $225.0 million commitment under the facility through the third quarter of 2007. As a result, we will be able to access up to $50.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow the entire $225.0 million amount under the facility. All other terms remain substantially the same.

Effective March 16, 2007, our term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2008. The letter of credit will decline as such interest payments are made. The term loan lenders and Emergency Steel Loan Guarantee Board (Loan Board) also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
Under the terms of our revolving credit agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.0:1 (computed based on the four most recently completed quarters) or maintain minimum borrowing availability of $50.0 million at all times for quarters ending on March 31, 2007 through September 30, 2008 and for periods after October 1, 2008. We were in compliance with the financial covenants under our revolving credit agreement, as amended, as of March 31, 2007.
Under the terms of our term loan agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio, effective as of the first day following the end of the period of four consecutive quarters of at least (i) 1.1:1 for quarters ending March 31, 2008 through September 30, 2008, (ii) 1.2:1 for quarters ending December 31, 2008 through September 30, 2008, and (iii) 1.3:1 for quarters ending December 31, 2009 through June 30, 2010. We were not required to comply with any financial covenant under our term loan agreement, as amended, as of March 31, 2007.
RESULTS OF OPERATIONS
Quarter ended March 31, 2007 versus quarter ended March 31, 2006
Net sales for the first quarter of 2007 totaled $397.7 million as compared to net sales of $437.0 million for the first quarter of 2006. Net sales for the first quarter of 2006 included $14.8 million from the sale of coke to our joint venture partner. Net sales of steel products for the first quarter of 2007 totaled $397.7 million on steel shipments of 603,893 tons, or $659 per ton. Net sales of steel products for the first quarter of 2006 totaled $422.2 million on steel shipments of 620,668 tons, or $680 per ton. The decrease in net sales was due to a decrease in the volume of steel products sold, a decrease in the average selling price of steel products of $21 per ton and a decrease in the sale of coke.
Cost of sales for the first quarter of 2007 totaled $416.3 million as compared to cost of sales of $408.1 million for the first quarter of 2006. Cost of sales for the first quarter of 2006 included the cost of coke sold of $13.2 and was reduced by insurance recoveries of $7.3 million related to prior year claims.
Cost of sales of steel products sold during the first quarter of 2007 totaled $416.3 million, or $689 per ton. Cost of sales of steel products sold during the first quarter of 2006 totaled $402.2 million, or $648 per ton. The overall increase in the cost of steel products sold of $14.1 million resulted principally from an increase in the cost of steel products sold of $41 per ton, offset by a decrease in the volume of steel products sold. The increase in the per ton cost to produce steel products resulted principally from changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of scrap and pig iron increased and the cost of zinc significantly increased during the first quarter of 2007 as compared to the first quarter of 2006, offset, in part, by a decrease in the cost of natural gas during the first quarter of 2007 as compared to the first quarter of 2006. We also accrued a $1.4 million charge related to costs incurred under our voluntary and involuntary termination plans during the first quarter of 2007.
Depreciation expense for the first quarter of 2007 amounted to $9.6 million as compared to $8.3 million for the first quarter of 2006, principally due to significant capital expenditures made during 2006.
Selling, general and administrative expense for the first quarter of 2007 amounted to $24.8 million as compared to $20.6 million for the first quarter of 2006. Selling, general and administrative costs increased principally due to consulting fees and costs associated with the transition to a new management team during late 2006 and early 2007. We also accrued $2.5 million related to costs incurred under our voluntary and involuntary termination plans during the first quarter of 2007.
Interest expense for the first quarter of 2007 amounted to $9.5 million as compared to $6.2 million for the first quarter of 2006. Average indebtedness outstanding for the first quarter of 2007 approximated $414.2 million as compared to $384.7 million for the first quarter of 2006, and the average rate of interest on all debt outstanding approximated 7.1% during the first quarter of 2007 as compared to 6.4% during the first quarter of 2006. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during the first quarter of 2007 as compared to the first quarter of 2006. Interest expense for the first quarter of 2007 also included a $1.5 million charge for costs incurred in connection with a product financing arrangement.
Other income for the first quarter of 2007 totaled $2.5 million as compared to $2.8 million for the first quarter of 2006. Other income consists primarily of equity earnings from affiliates and interest and other income. Interest and other income decreased by $0.3 million during the first quarter of 2007 as compared to the first quarter of 2006.
No benefit for income taxes was provided during the first quarter of 2007 and 2006 as it was not more likely than not that the tax benefit associated with the losses incurred would result in a reduction of future income taxes payable.
As of January 1, 2007, the accounts of MSC were no longer included in our consolidated financial statements. As a result, no minority interest item was recorded during the first quarter of 2007. The minority interest in the loss of MSC for the first quarter of 2006 totaled $1.3 million.
The net loss for the first quarter of 2007 amounted to $59.9 million as compared to a net loss of $2.1 million for the first quarter of 2006. The basic and diluted loss per share was $3.92 for the first quarter of 2007 as compared to the basic and diluted loss per share of $0.15 for the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow from Operating Activities
During the three months ended March 31, 2007, we used $44.9 million of cash flow from operating activities, consisting of an adjusted net loss of $44.0 million (a net loss of 59.9 million adjusted for non-cash items of $15.9) and a $2.4 million increase in working capital, offset by a $1.5 million change in non-current items.
Working capital increased as the result of a $68.6 million increase in accounts receivable and a $29.4 million increase in inventory, offset by a $16.3 million decrease in other current assets, a $57.5 million increase in accounts payable and a $21.8 million increase in other current liabilities at March 31, 2007 as compared to December 31, 2006. Accounts receivable increased principally due to an increase in sales for March 2007 as compared to December 2006. Inventory increased principally due to an increase in scrap inventory during the first quarter of 2007, principally as a result of the termination of our previous scrap supply agreement which provided for vendor stocking of this raw material. Other current assets decreased as a result of a decrease in prepaid raw material balances and the receipt of a business interruption claim accrued at December 31, 2006 and received during the first quarter of 2007. Accounts payable increased principally due to our obtaining payment terms on scrap purchases from our new scrap suppliers, terms on purchased slabs and an increase in raw material purchases during March 2007 as compared to December 2006. Other current liabilities increased principally as the result of an increase in payroll accruals at March 2007 as compared to December 2006 and the accrual in March 2007 of $9.3 million to settle our obligation under an unfavorable sales contract.
During the first quarter of 2006, we used $54.7 million in cash flow from operating activities consisting of $74.5 million from changes in working capital, offset by an adjusted net loss of $14.0 million (a net loss of $2.1 million adjusted for non-cash items of $16.1 million) and a $5.8 million change in non-current items.
Cash Flow from Investing Activities
During the first quarter of 2007, capital expenditures used $5.9 million in cash flow, investments in affiliates used $16.5 million in cash flow and cash transferred to a deconsolidated affiliate used $11.2 million in cash flow.
During the first quarter of 2006, capital expenditures and changes in restricted cash used to fund capital expenditures used $32.1 million in cash flow and other investing activities used $0.4 million in cash flow.
Cash Flow from Financing Activities
During the first quarter of 2007, net borrowings, including book overdrafts, provided $61.0 million in cash flow and the issuance of common stock provided $0.4 million in cash flow.
During the first quarter of 2006, the minority interest in MSC provided $30.0 million in cash flow and net borrowings, including book overdrafts, provided $57.9 million in cash flow.
Liquidity and Capital Resources
Liquidity is provided under our amended and restated $225.0 million revolving credit facility. At March 31, 2007, we had liquidity and capital resources of $31.0 million, consisting of cash and cash equivalents of $4.7 million and $26.3 million of availability under our revolving credit facility.
Liquidity and capital resources decreased by approximately $62.5 million during the first quarter of 2007 principally resulting from an increase in borrowings under our revolving credit facility of $59.4 million and a decrease in cash and cash equivalents of $5.9 million (net of the MSC deconsolidation). Borrowings under our revolving credit facility increased principally due to cash flow used in operating and investing activities. This resulted from the negative cash flow impact of our first quarter loss, while, at the same time, the ramp-up in operations required us to fund additional working capital investments. In addition, we contributed cash to our MSC joint venture as required by the joint venture’s capital contribution provisions in connection with the coke plant refurbishment.
As noted in the description of our $225.0 million revolving credit facility, we are currently constrained from increasing the commitment amount of the facility because of limitations imposed on the size of the facility under the terms and conditions of our term loan agreement. As a result, the revolving credit facility is not appropriately sized to adequately meet the current and expected business needs of the Company. This is demonstrated by the increase in our working capital requirements and the significant level of excess collateral supporting the facility, particularly as we ramp up operations. We expect to continue to need additional working capital in the short term as we ramp up to our target level of operations. In order to implement our new commercial and operating strategies, we have evaluated alternative methods of raising additional capital. On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to terms of the notes, the debt will be exchangeable into common stock of New Esmark upon consummation of a merger between us and Esmark at a price of $20 per share, or if not consummated the notes shall be payable in cash on November 15, 2008. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008 or extended under the terms of the notes, the per annum interest rate shall increase to 14% retroactively to the issuance date. The $23.0 million will be used for general corporate purposes.
In addition, we may raise additional capital by, among other things, issuing securities pursuant to a $125.0 million shelf registration statement on Form S-3, which was recently declared effective. Additionally, we have increased the amount of borrowing availability under our revolving credit facility by $5.0 million and we are renegotiating terms of payment with our customers and suppliers. While we believe these additional sources of capital will meet our target level of working capital employed to implement our strategy, these additional sources may not be achievable and may not be sufficient, subject to business market conditions.
During April and May of 2007, we purchased approximately $12.2 million of steel products to supplement our internal steel production. The steel products were purchased from other domestic steel producers by an Esmark operating subsidiary utilizing its established credit terms, and then resold to an independent steel trading company who, in turn, sold the steel products to us on extended payment terms.
During March 2007, Esmark executed a guarantee in favor of one of our scrap suppliers enabling us to incur obligations of up to $25.0 million with such supplier. Under that agreement, Esmark unconditionally guarantees the payment when due of all of our obligations arising out of the purchase of scrap from this supplier. Esmark may, upon sixty-day’s prior written notice of the release date, release itself from any further obligations under this guarantee.
Under the terms of our amended and restated revolving credit facility, we are obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If we meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, we are not required to maintain any amount of minimum borrowing availability during the succeeding quarter. As a result, our borrowing capacity (including outstanding letters of credit) is limited to a maximum of $225.0 million during the next succeeding quarter. If we fail to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, we are required to maintain minimum borrowing availability of $50.0 million at all times during the succeeding quarter. If the consolidated fixed charge coverage ratio is not met at the end of the preceding quarter, we are allowed to access up to $50.0 million of excess collateral, if available, as additional borrowing availability under the revolving credit agreement. Provided that sufficient collateral will support such borrowings at the end of the preceding quarter, our borrowing capacity (including outstanding letters of credit) is limited to the $225.0 million committed amount of the facility during the next succeeding quarter. At March 31, 2007, we were in compliance with the financial covenants under our amended and restated revolving credit facility. As a result of first quarter results of operations and projected results of operations for subsequent quarters, no assurance can be given that we will remain in compliance with the financial covenants under our amended and restated revolving credit facility for quarters ending after March 31, 2007.
At March 31, 2007, $169.4 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $29.3 million. As of March 31, 2007, we failed to meet the consolidated fixed charge coverage ratio of 1.0:1. As a result, we will be required to maintain $50.0 million of minimum borrowing availability during the second quarter of 2007 and our maximum borrowing capacity under the facility, including outstanding letters of credit, will be limited to $220.0 million during the second quarter of 2007.
At April 30, 2007, $162.6 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $28.4 million. At April 30, 2007, we had liquidity and capital resources of $48.9 million, consisting of cash and cash equivalents of $14.9 million and $34.0 million of availability under our revolving credit facility.
Under the terms of our term loan agreement, as amended, we are required to meet a consolidated fixed charge coverage ratio commencing with the second quarter of 2008 and for all quarters thereafter.
If an event of default results in the acceleration of our amended and restated revolving credit agreement or our term loan agreement, as amended, such event will also result in the acceleration of substantially all of our other indebtedness pursuant to cross-default or cross-acceleration provisions.
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
Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect for the second quarter of 2008 and thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2008. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the merger with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the merger with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.
Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.7% at March 31, 2007. At March 31, 2007, $149.9 million was outstanding under the term loan. The term loan, as amended, is payable in quarterly installments of $6.25 million, commencing with the third quarter of 2008. However, we are obligated to make a final payment to the agent of the outstanding balance of the term loan on August 1, 2008 if such loan is not re-offered. Additionally, subject to consummation of the merger with Esmark, we are obligated to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation.
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
$225 Million Revolving Credit Facility
In July 2005, we entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation. The new credit facility amended and restated our $225.0 million revolving credit facility entered into in August 2003, which was scheduled to mature on August 1, 2006. The amended and restated revolving credit facility, among other things, extended the maturity date to July 8, 2009, increased borrowing availability and lowered borrowing costs.

On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $220.0 million under the facility. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the second quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On this date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225.0 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. The amendment also provided for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.
On May 9, 2007, the revolving credit agreement was further amended to allow us to access an additional $5.0 million of collateral in excess of the $225.0 million commitment under the facility through the third quarter of 2007. As a result, we will be able to access up to $50.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow the entire $225.0 million amount under the facility. All other terms remain substantially the same.
Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 7.4% at March 31, 2007. At March 31, 2007, $169.4 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $29.3 million.
Convertible Debt
On March 16, 2007, we issued $50.0 million of convertible subordinated promissory notes to certain institutional investors who are stockholders of the Company and Esmark, as well as James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a merger between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark merger as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the merger between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date.
On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes will be exchangeable into the common stock of “New Esmark” upon consummation of a combination of us and Esmark at a price of $20 per share, or, if not consummated, the notes will be payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date. The $23.0 million in proceeds will be used for general corporate purposes.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2007, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in six of our joint ventures, Wheeling-Nisshin, OCC, MSC, Feralloy, Jensen Bridge and Avalon, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.
CONTRACTUAL OBLIGATIONS
As of March 31, 2007, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	(Dollars in millions)
			Remainder	2008 to	2010 to
	Total		of 2007	2009	2011	Thereafter
Long-term debt	$276.7	(1)	$4.4	$199.2	$73.1	$—
Interest on long-term debt	55.3	(2)	13.9	34.7	6.7	—
Capital leases	6.2	(1)	0.7	1.7	1.4	2.4
Long-term operating leases	—	(3)	—	—	—	—
Other long term liabilities:
Steelworker Pension Trust	17.4	(4)	9.2	8.2	—	—
OPEB	30.1	(5)	3.5	11.7	14.9	—
Coal miner retiree medical	1.6		0.1	0.2	0.1	1.2
Workers’ compensation	27.5	(6)	4.3	11.6	11.6	—
Purchase commitments:
Oxygen supply	91.0	(7)	7.7	20.0	23.2	40.1
Electricity	81.8	(8)	5.6	15.0	14.0	47.2
Coal	6.3	(9)	6.3	—	—	—
Coal	5.7	(10)	5.7	—	—	—
Capital commitments	10.4	(11)	10.4	—	—	—
Capital contribution — MSC	9.5		9.5	—	—	—

Total	$619.5		$81.3	$302.3	$145.0	$90.9

1.	Represents scheduled principal payments on existing indebtedness.

2.	Represents estimated interest payments on existing long-term debt, including amortization of debt discount of $10.1 million on convertible debt.

3.	Represents scheduled principal payments on existing capital lease obligations.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2011.

6.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2011.

7.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.

8.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. At March 31, 2007, a maximum termination payment of $27.7 million would have been required to terminate the contract.

9.	In 2004, we amended our contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

10.	In 2005, we entered into contracts to purchase 20,000 tons of coal each month from August 2006 through May 2007 at a price approximating $94.50 per ton.

11.	Amounts reflect contractual commitments for capital expenditures as of March 31, 2007.
Planned Capital Expenditures
Currently, our planned capital expenditures for the three-year period 2007 through 2009 total approximately $169.5 million. Major capital expenditures for the three-year period 2007 through 2009 include, but are not limited to, the following capital projects:
•	$81.6 million for improvements to our primary production facility;

•	$44.8 million for improvements of our finishing facilities;

•	$7.4 million for improvements of our corrugating facility; and

•	$27.9 million for environmental projects.
For the quarter ended March 31, 2007, we spent $5.9 million on capital expenditures.
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
During the quarter ended March 31, 2007, we incurred no VEBA or profit obligation. During the quarter ended March 31, 2006, we incurred a VEBA obligation of $0.2 million. We settled this obligation by issuing by issuing common stock to the VEBA trust during the second quarter of 2006.
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
Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of March 31, 2007, 1,289,158 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.
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
During the quarter ended March 31, 2007, no variable contributions were incurred.
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
During the quarter ended March 31, 2007, no profit sharing obligation was incurred.
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
During the quarter ended March 31, 2007, no profit sharing obligation was incurred.
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
Fresh Start Reporting
In accordance with SOP 90-7, effective as of July 31, 2003, we adopted ''Fresh Start Reporting’’ for our reorganized company and recorded assets and liabilities at their fair values. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.
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

RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.
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
We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At March 31, 2007, approximately 72% of the aggregate principal amount of our debt outstanding was at variable rates with the balance outstanding under fixed rates. Since our portfolio of debt is comprised principally of variable-rate instruments, the fair value of debt is relatively insensitive to the effects of interest rate fluctuations. Our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $3.3 million.

Credit Risk
Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.
Foreign Currency Exchange Risk
We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also effective to insure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
As of March 31, 2007, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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
Dated: May 10, 2007