Form 10-K/A
period 2006-12-31
WHEELING PITTSBURGH CORP /DE/
filed 2007-08-09
CIK 941738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The registrant had 15,351,164 shares of its common stock, par value $0.01 per share, issued and outstanding as of July 31, 2007.

Documents Incorporated by Reference: None

		PAGE
EXPLANATORY NOTE		1

PART II
Item 8.	Financial Statements and Supplementary Data	2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	42

Signatures		43

EXPLANTORY NOTE

During the six months ended June 30, 2007, Wheeling-Pittsburgh Corporation (the Company) incurred unexpected substantial net losses and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. In addition, restrictions in its revolving credit agreement prevent the Company from making full use of its available inventory and receivables as eligible collateral. Management anticipates that the Company may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, the Company has been able to obtain relief from such covenants. At of the date of this filing, however, management cannot assure that the Company will be able to obtain such covenant relief or that the Company will be able to improve our results of operations or obtain additional financing.

Management expects to resolve these issues through the proposed business combination with Esmark Incorporated (Esmark) or through other actions. The Esmark combination would provide, as a result of a planned purchase rights feature, additional liquidity of between $50 and $200 million, depending on the exercise of the planned put rights feature. Additional liquidity may also be available as a result of a new revolving credit facility which is expected to be entered into by the combined company (New Esmark). In addition, if the Company’s operating results improve through higher sales volume and/or pricing, including the sale of products processed from slabs purchased at competitive costs, or through operating cost or productivity improvements, the Company’s need for additional financing could be mitigated. Also, management believes additional financing could be obtained which might include, but not be limited to, (i.) amending the Company’s revolving credit facility to allow for access to additional availability, (ii.) refinancing of the Company’s term loan agreement to eliminate or modify the existing financial covenant, (iii.) an equity or rights offering under the Company’s existing $125 million shelf registration statement, (iv.) raising additional capital through a private placement offering, or (v.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that the Company will be able to obtain additional financing.

In connection with the incorporation by reference of the Company’s consolidated financial statements for the year ended December 31, 2006 into the Registration Statement on Form S-4 relating to the business combination transaction between the Company and Esmark, the Company is amending its annual report on Form 10-K to include disclosure relative to this uncertainty in its consolidated financial statements. Additionally, the Company’s independent registered public accounting firm has included an explanatory paragraph in its report on the consolidated financial statements included in this annual report on Form 10-K/A for the year ended December 31, 2006 that indicates that there is substantial doubt about the Company’s ability to continue as a going concern.

PART II

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

The accompanying consolidated financial statements have been prepared assuming that Wheeling-Pittsburgh Corporation will continue as a going concern. As discussed in Note 27 to the consolidated financial statements, Wheeling-Pittsburgh Corporation has suffered losses from operations and had negative operating cash flows in the first half of 2007. As a result of these developments, there is substantial doubt about Wheeling-Pittsburgh Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 27. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Wheeling-Pittsburgh Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Wheeling-Pittsburgh Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Wheeling-Pittsburgh Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of Wheeling-Pittsburgh Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
March 16, 2007, except as to Note 27,
which is as of August 9, 2007.

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$21,842	$8,863
Accounts receivables, less allowance for doubtful accounts of $2,882 and $2,594	138,513	132,643
Inventories	212,221	166,566
Prepaid expenses and other current assets	27,911	21,732

Total current assets	400,487	329,804
Investment in and advances to affiliates	53,585	55,100
Property, plant and equipment, less accumulated depreciation of $114,813 and $75,977	626,210	557,500
Deferred income tax benefits	30,537	26,264
Restricted cash	2,163	13,691
Intangible assets, less accumulated amortization of $2,136 and $1,795	255	4,725
Other assets	9,308	33,164

Total assets	$1,122,545	$1,020,248

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $13,842 and $21,020	$99,536	$117,821
Short-term debt	110,000	17,300
Payroll and employee benefits payable	34,766	41,125
Accrued income and other taxes	10,333	11,735
Deferred income taxes payable	30,537	26,264
Accrued interest and other current liabilities	8,970	5,757
Deferred revenue	1,287	8,523
Long-term debt due in one year	32,119	31,357

Total current liabilities	327,548	259,882
Long-term debt, less amount due in one year	254,961	284,100
Employee benefits	121,953	123,498
Other liabilities	25,600	13,030

Total liabilities	730,062	680,510

Minority interest	106,290	74,234

Stockholders’ equity
Preferred stock - $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.01 par value; 80,000,000 shares authorized; 15,274,796 and 14,686,354 shares issued; 15,268,130 and 14,679,688 shares outstanding	153	147
Additional paid-in capital	289,903	276,097
Accumulated deficit	(4,159)	(10,640)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive income	396	—

Total stockholders’ equity	286,193	265,504

Total liabilities and stockholders’ equity	$1,122,545	$1,020,248

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	$—	$100	$143,550	$(39,037)	$—	$—	$104,613
Net income	—	—	—	62,231	—	—	62,231
Shares issued:
Public stock offering	—	37	99,660	—	—	—	99,697
Employee benefit plans	—	7	21,220	—	—	—	21,227
Restricted stock forfeiture	—	—	60	—	(60)	—	—
Stock-based compensation expense recognized	—	—	2,471	—	—	—	2,471
Stock option grants	—	—	366	—	—	—	366

Balance, December 31, 2004	—	144	267,327	23,194	(60)	—	290,605
Net loss	—	—	—	(33,834)	—	—	(33,834)
Shares issued:
Employee benefit plans	—	3	5,712	—	—	—	5,715
Restricted stock forfeiture	—	—	40	—	(40)	—	—
Compensation expense recognized	—	—	2,687	—	—	—	2,687
Stock option grants	—	—	331	—	—	—	331

Balance, December 31, 2005	—	147	276,097	(10,640)	(100)	—	265,504
Net income	—	—	—	6,481	—	—	6,481
Shares issued:
Employee benefit plans	—	6	10,986	—	—	—	10,992
Stock-based compensation expense recognized	—	—	2,232	—	—	—	2,232
Stock option grants	—	—	326	—	—	—	326
Stock options exercised	—	—	262	—	—	—	262
Adjustment to initially apply FASB Statement No. 158, without tax effect (See Note 17)	—	—	—	—	—	396	396

Balance, December 31, 2006	$—	$153	$289,903	$(4,159)	$(100)	$396	$286,193

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all companies more than 50% owned. The Company also evaluates the consolidation of entities under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) which requires the Company to evaluate whether an entity is a variable interest entity and whether the Company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46(R), the consolidated financial statements include the accounts of Mountain State Carbon, LLC, an entity in which the Company has a 50% voting interest (see Note 16).

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

Accounts Receivable

Accounts receivable are stated at net invoice amounts less an allowance for doubtful accounts. The Company provides a specific allowance for doubtful accounts for certain amounts remaining unpaid beyond normal customer payment periods and provides a general allowance for doubtful accounts based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period in which the determination is made. Bad debt expense for 2006 and 2005 amounted to $475 and $523, respectively.

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

The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets. If the carrying value of the assets exceeds the undiscounted cash flows of the assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets over the fair value of the assets. Fair value is estimated using discounted future cash flows and, if available, comparable market values. Considering the Company's integrated operations, asset impairment evaluations are performed on a group basis, which represents the lowest level of independent cash flows.

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

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", in September 2006. FASB No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position; requires the recognition of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost as a component of other comprehensive income, net of tax; requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end date; and requires additional footnote disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the net transition asset or obligation. FASB No. 158 is effective for fiscal years ending after December 15, 2006 except for the requirement to measure defined benefit plan assets and obligations as of the fiscal year-end date, which is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of FASB No. 158 for the fiscal year ending December 31, 2006 (See Note 17).

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

The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet quantified the effect of FIN 48 on its financial statements.

The FASB issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140”, in February 2006. FASB No. 155 eliminates the exemption from applying FASB No. 133 to interests in securitized financial assets and allows for fair value measurement at acquisition, at issuance or on re-measurement on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

A summary of activity under these plans as of December 31, 2006 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	174,500	$16.44
Granted	—	—
Forfeited	—	—
Vested	(174,500)	$16.44

Balance, December 31, 2006	—	$—

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

A summary of activity under this plan as of December 31, 2006 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Oustanding, December 31, 2005	62,397	$15.53
Granted	22,755	19.74
Exercised	(28,965)	(9.03)
Expired	—	—

Outstanding, December 31, 2006	56,187	$20.58

Exercisable, December 31, 2006	56,187	$20.58	$90

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. Compensation expense relative to stock options amounted to $326, $331 and $366 for 2006, 2005 and 2004, respectively.

Stock unit awards

During 2006, the Company granted 316,998 stock unit service awards and 103,339 stock unit performance awards to certain employees under its management stock incentive plan, as amended. During 2006, 80,966 stock unit service awards and 57,310 stock unit performance awards were forfeited. Stock unit service awards will vest to each individual based solely on service, subject to forfeiture, in amounts equal to 18,996, 30,680 and 15,356 on March 31, 2007, 2008 and 2009, respectively, and 56,997, 57,000 and 57,003 on December 19, 2007, 2008 and 2009, respectively. Stock unit performance awards will vest to each individual in full, subject to forfeiture, on March 31, 2009, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company's stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under the plan vested during 2006. No stock unit awards granted under this plan are subject to retirement eligible provisions.

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company's common stock on the date of grant. The weighted average grant date fair value of stock unit service awards granted during 2006 was $18.41 per stock unit service award. The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model. The grant date fair value of stock unit performance awards granted during 2006 was $21.67 per stock unit performance award, determined using the following assumptions:

Average risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	68.00%
Expected life (years)	3
Expected turnover rate	10.00%

A summary of activity under this plan as of December 31, 2006 and changes during the year then ended is as follows:

	Units/ Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	—	$—
Granted	420,337	19.21
Forfeited	(138,276)	20.02
Vested	—	$—

Balance, December 31, 2006	282,061	$18.82

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

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, 50% of the outstanding common stock of OCC, 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. and a 50% interest in Jensen Bridge, all of which are accounted for using the equity method of accounting. The carrying value of the Company's investment in affiliates was $47,960 and $47,400 at December 31, 2006 and 2005, respectively.

As a result of the application of fresh start reporting, the Company restated its investment in affiliates to fair value as July 31, 2003. At December 31, 2006, the Company's interest in the net assets of its affiliates accounted for using the equity method of accounting amounted to $61,471, which exceeded the carrying value of the Company's investment in affiliates by $13,511. This amount is being amortized to income over a 10-year period, which represents the estimated remaining useful life of the long-lived assets of the affiliates as of July 31, 2003.

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

On July 8, 2005, the Company entered into an amended and restated $225,000 revolving credit agreement, which matures on July 8, 2009. This new revolving credit facility amended and restated the Company's $225,000 revolving credit agreement entered into in August 2003, which was scheduled to mature on August 1, 2006. At December 31, 2006 and 2005, $110,000 and $17,300 was outstanding under the revolving credit facility, respectively.

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

Industrial revenue bonds - capital leases

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

Results of operations of the joint venture included in the consolidated results of operations of the Company for 2006 and from September 29, 2005 (date of inception) through December 31, 2005 were as follows:

	Year Ended December 31, 2006	September 29, 2005 to December 31, 2005
Net sales	$57,687	$1,032
Cost of goods sold	(45,401)	(471)
Depreciation and amortization expense, excluding depreciation and amortization expense	(4,616)	(588)
Selling, general and administrative expense	(6,084)	(839)

Operating income (loss)	1,586	(866)
Interest income, net	1,146	224

Income (loss) before minority interest	$2,732	$(642)

All intercompany accounts, balances and transactions have been eliminated. The minority interest reflected in the Company's consolidated balance sheet reflects SNA Carbon's share of the estimated fair value of the net assets of the joint venture, based on voting interest. This amount was less than the carrying cost of its investment by $12,925 at December 31, 2006 and exceeded the carrying cost of its investment by $14,817 at December 31, 2005. These amounts were included in other liabilities and other assets at December 31, 2006 and 2005, respectively.

At December 31, 2006, the joint venture had no third party debt outstanding. No consolidated assets of the Company were pledged as collateral for any joint venture obligations. The general creditors of the joint venture had no recourse to the general credit of the Company.

17.	Pension and Other Postretirement and Postemployment Benefits

All of the Company’s defined benefit pension plans in effect in 1998 were merged into plans maintained by a subsidiary of WHX Corporation (the Company’s former parent) during 1998. As a result of the Company's reorganization, effective August 1, 2003, all of these defined benefit pension plans were “frozen”. The Company has no remaining obligation under any of these plans.

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

The Company’s health care and life insurance benefit plans for retired employees provides prescription drug benefits. At December 31, 2004, a determination as to whether the Company's prescription drug benefit plan was actuarially equivalent of benefits provided under Medicare part D could not be made, pending issuance of final guidance on making such a determination. During 2005, based on final guidance, a determination was made that the Company's prescription drug benefit plan was actuarially equivalent to the prescription drug benefits under Medicare Part D. As a result, the Company will qualify for a Federal subsidy relative to its prescription drug benefit plan. The effect of this subsidy was to reduce the accumulated postretirement benefit obligation by $12,778 at December 31, 2005 and to reduce the net periodic benefit cost for postretirement benefits by $1,910 for the year ended December 31, 2005.

The Company uses a December 31 measurement date for all benefit plans.

Benefit obligation and funded status

The benefit obligation, change in plan assets, funded status and the amounts recognized in the consolidated balance sheet with respect to the plans were as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$9,302	$4,187	$95,588	$91,568
Service cost	178	157	1,429	1,458
Interest cost	457	246	5,475	5,041
Job buyout program	—	4,616	—	—
Actuarial (gain) loss	421	168	(335)	833
Benefits paid	(2,311)	(72)	(4,658)	(3,312)

Benefit obligation, end of year	8,047	9,302	97,499	95,588

Change in plan assets:
Fair value of plan assets, beginning of year	6,633	—	—	—
Actual return on plan assets	878	52	—	—
Company contributions	—	2,069	4,658	3,312
Job buyout program assets	—	4,584	—	—
Benefits paid	(2,311)	(72)	(4,658)	(3,312)

Fair value of plan assets, end of year	5,200	6,633	—	—

Funded status of plans	(2,847)	(2,669)	(97,499)	(95,588)
Unrecognized actuarial loss	1,396	1,502	20,383	21,879
Unrecognized prior service cost (benefit)	1,923	2,147	(24,098)	(29,000)

Net amount recognized	$472	$980	$(101,214)	$(102,709)

Amounts recognized in consolidated balance sheet:
Before adoption of FASB No. 158:
Intangible pension asset, included in other assets	$—	$1,434	$—	$—
Employee benefits payable - current	—	—	(4,683)	(6,000)
Employee benefits - noncurrent	472	(454)	(96,531)	(96,709)

Net amount recognized	$472	$980	$(101,214)	$(102,709)

After adoption of FASB No. 158:
Intangible pension asset, included in other assets	$—	$—	$—	$—
Employee benefits payable - current	—	—	(4,683)	—
Employee benefits - noncurrent	(2,847)	—	(92,816)	—

Net amount recognized	$(2,847)	$—	$(97,499)	$—

Amounts recognized in accumulated comprehensive income at December 31, 2006 consisted of the following:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2006	2005	2006	2005
Amounts recognized in accumulated other comprehensive income:
Unrecognized actuarial loss	$1,396	$—	$20,383	$—
Unrecognized prior service cost (benefit)	1,923	—	(24,098)	—

Net amount recognized	$3,319	$—	$(3,715)	$—

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

Components of net periodic benefit costs

Components of net periodic benefit costs were as follows:

	Year Ended December 31,
	2006	2005	2004
Pension benefits
Net periodic benefit cost:
Service cost	$178	$157	$78
Interest cost	457	246	116
Expected return on plan assets	(409)	—	—
Amoritization of prior service cost	224	224	129
Recognized actuarial loss	58	108	—

Net periodic benefit cost	$508	$735	$323

	Year Ended December 31,
	2006	2005	2004
Postretirement benefits
Net periodic benefit cost:
Service cost	$1,429	$1,458	$2,232
Interest cost	5,475	5,041	6,642
Amoritization of prior service cost	(4,901)	(4,901)	(408)
Recognized actuarial (gain) loss	1,160	928	408

Net periodic benefit cost	$3,163	$2,526	$8,874

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in 2007 are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of prior service costs	$224	$(4,901)
Recognized actuarial loss	58	886

Total	$282	$(4,015)

Assumptions

Assumptions used to determine benefit obligations and net periodic benefit costs were as follows:

	At December 31,
	2006	2005
Expected long-term rate of return	8.50%	8.50%
Discount rate - pension benefit obligation	5.90%	5.50%
Discount rate - postretirement benefit oblgation	5.90%	5.75%
Rate of compensation increase	4.00%	4.00%

	Years Ended December 31,
	2006	2005	2004
Expected long-term rate of return	8.50%	8.50%	0.00%
Discount rate - pension benefit obligation	5.50%	5.75%	6.00%
Discount rate - postretirement benefit oblgation	5.75%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	0.00%

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% Increase	1% Decrease
Effect on service and interest costs	$31	$(41)
Effect on accumulated benefit obligation	$93	$(139)

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

Plan assets allocations, by major category, at December 31, 2006 and 2005 and targeted plan asset allocations by major category for 2007 are as follows:

	Policy	Percentage December 31,		Target Percentage
Asset Category	Range	2006	2005	2007
Money market funds	5% - 15%	8%	100%	10%
Debt securities	85% - 95%	92%	—	90%

Total		100%	100%	100%

Cash Flows

The Company expects to make the following contributions and make the following benefit payments with respect to its benefit plans:

	Pension Benefits	Postretirement Benefits
Employer contributions - 2007	$—
Expected benefit payments:
2007	$1,673	$4,683
2008	1,216	5,421
2009	869	6,236
2010	614	7,061
2011	601	7,866
2012 - 2016	4,348	48,531

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

At December 31, 2006, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $344,135. Of this amount, approximately $3,290 relates to excess tax benefits associated with stock based compensation, which, when realized, will be recorded as additional paid-in capital. During 2006, the Company underwent an "ownership change" pursuant to Section 382 of the Internal Revenue Code. As a result, the Company’s ability to utilize net operating loss carryforwards to reduce future income taxes payable will be subject to statutory limitations on an annual basis, estimated to approximate $8,000 to $10,000 per year. This annual limitation will be increased to the extent that built-in gains inherent in the value of the Company’s assets are realized during the five-year period from the date of the ownership change. The Company estimates that approximately $45,200 of future tax benefits associated with net operating losses will be foregone as a result of the ownership change annual limitations if not otherwise utilized to offset built-in gains during the five-year period following the date of the ownership change.

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

The statute of limitations has expired for years through 2002. Federal income tax returns have been examined through 1997. Additionally, while the Company is no longer affiliated with WHX, the Company's former parent, the Company’s tax attributes could be impacted by an audit of WHX for those years in which the Company was a subsidiary of WHX.

20.	Common Stock

Common stock share activity was as follows:

	Issued	Treasury	Outstanding
Balance, December 31, 2003	10,000,000	—	10,000,000
Stock issued - public offering	3,719,898		3,719,898
Stock issued - employee benefit plans	717,325		717,325
Restricted stock forfeiture	—	4,000	(4,000)

Balance, December 31, 2004	14,437,223	4,000	14,433,223
Stock issued - employee benefit plans	238,631		238,631
Stock issued - restricted stock award plan	10,500		10,500
Restricted stock forfeiture	—	2,666	(2,666)

Balance, December 31, 2005	14,686,354	6,666	14,679,688
Stock issued - employee benefit plans	559,477	—	559,477
Stock options exercised	28,965	—	28,965

Balance, December 31, 2006	15,274,796	6,666	15,268,130

21.	Supplemental Cash Flow Information

Cash payments for interest and taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
Interest, net of capitalized amounts	$21,252	$14,247	$12,509
Income taxes	524	181	1,600

The Company acquired equipment for $1,092 under a capital lease obligation during 2005.

22.	Financial Instruments

The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	$21,842	$21,842	$8,863	$8,863
Short-term debt	110,000	110,000	17,300	17,300
Long-term debt:
Senior secured term loan	193,650	193,650	218,650	218,650
Other (see discussion below)	93,430	93,430	96,807	96,807

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

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment - net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000		110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest		106,290		106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders' equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$8,863	$—	$8,863
Trade accounts receivables	—	132,643	—	132,643
Inventories	—	166,566	—	166,566
Other current assets	122	21,610	—	21,732

Total current assets	122	329,682	—	329,804
Intercompany receivables	—	4,940	(4,940)	—
Investments and advances in affiliates	267,569	55,100	(267,569)	55,100
Property, plant and equipment - net	2,255	555,245	—	557,500
Restricted cash	—	13,691	—	13,691
Other non-current assets	896	63,257	—	64,153

Total assets	$270,842	$1,021,915	$(272,509)	$1,020,248

Liabilities and stockholders’ equity
Accounts payable	$—	$117,821	$—	$117,821
Short-term debt	—	17,300		17,300
Other current liabilities	276	124,485	—	124,761

Total current liabilities	276	259,606	—	259,882
Intercompany payable	4,940	—	(4,940)	—
Long-term debt	—	284,100	—	284,100
Other non-current liabilities	122	136,406	—	136,528
Minority interest		74,234		74,234
Stockholders’ equity	265,504	267,569	(267,569)	265,504

Total liabilities and stockholders’ equity	$270,842	$1,021,915	$(272,509)	$1,020,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$1,770,765	$—	$1,770,765
Cost of products sold	—	1,621,799	—	1,621,799
Depreciation and amortizaton expense	—	39,496	—	39,496
Selling, administrative and general expense	8,129	77,401	—	85,530

Operating income (loss)	(8,129)	32,069	—	23,940
Interest expense	—	(26,749)	—	(26,749)
Other income including equity earnings of affiliates	14,725	13,332	(14,725)	13,332

Income before income taxes	6,596	18,652	(14,725)	10,523
Income tax provision (benefit)	115	4,129	—	4,244

Income before minority interest	6,481	14,523	(14,725)	6,279
Minority interest	—	202	—	202

Net income	$6,481	$14,725	$(14,725)	$6,481

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2005

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$1,560,513	$—	$1,560,513
Cost of products sold	—	1,479,474	—	1,479,474
Depreciation and amortizaton expense	—	33,984	—	33,984
Selling, administrative and general expense	1,397	70,155	—	71,552

Operating loss	(1,397)	(23,100)	—	(24,497)
Interest expense	—	(21,834)	—	(21,834)
Other income including equity earnings of affiliates	(32,437)	11,620	32,660	11,843

Loss before income taxes	(33,834)	(33,314)	32,660	(34,488)
Income tax provision (benefit)	—	(71)	—	(71)

Loss before minority interest	(33,834)	(33,243)	32,660	(34,417)
Minority interest	—	583	—	583

Net loss	$(33,834)	$(32,660)	$32,660	$(33,834)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2004

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$1,405,794	$—	$1,405,794
Cost of products sold	—	1,206,773	—	1,206,773
Depreciation and amortizaton expense	—	33,433	—	33,433
Selling, administrative and general expense	1,503	66,117	—	67,620

Operating income (loss)	(1,503)	99,471	—	97,968
Interest expense	—	(19,778)	—	(19,778)
Other income including equity earnings of affiliates	63,260	17,520	(63,260)	17,520

Income before income taxes	61,757	97,213	(63,260)	95,710
Income tax provision (benefit)	(474)	33,953	—	33,479

Net income	$62,231	$63,260	$(63,260)	$62,231

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$(262)	$(8,790)	$—	$(9,052)

Investing activities:
Capital expenditures	—	(108,994)	—	(108,994)
Restricted cash used to fund capital expenditures	—	11,528		11,528
Other	—	3,084	—	3,084

Net cash used in investing activities	—	(94,382)	—	(94,382)

Financing activities:
Net borrowings	—	63,329	—	63,329
Book overdraft	—	(7,178)	—	(7,178)
Minority interest investment	—	60,000	—	60,000
Issuance of common stock	262	—	—	262

Net cash provided by financing activities	262	116,151	—	116,413

Net change in cash and cash equivalents	—	12,979	—	12,979
Cash and cash equivalents, beginning of year	—	8,863	—	8,863

Cash and cash equivalents, end of year	$—	$21,842	$—	$21,842

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

Reorganized Company

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash provided by operating activities	$—	$11,557	$—	$11,557

Investing activities:
Capital expenditures	—	(103,710)	—	(103,710)
Restricted cash used to fund capital expenditures expenditures	—	(1,189)		(1,189)
Other	—	2,650	—	2,650

Net cash used in investing activities	—	(102,249)	—	(102,249)

Financing activities:
Net borrowings	—	(3,769)	—	(3,769)
Book overdraft	—	12,126	—	12,126
Minority interest investment	—	60,000	—	60,000

Net cash provided by financing activities	—	68,357	—	68,357

Net change in cash and cash equivalents	—	(22,335)	—	(22,335)
Cash and cash equivalents, beginning of year	—	31,198	—	31,198

Cash and cash equivalents, end of year	$—	$8,863	$—	$8,863

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash provided by operating activities	$—	$72,025	$—	$72,025

Investing activities:
Capital expenditures	—	(132,442)	—	(132,442)
Restricted cash used to fund capital expenditures	—	74,636		74,636
Other	(99,967)	1,753	99,967	1,753

Net cash used in investing activities	(99,967)	(56,053)	99,967	(56,053)

Financing activities:
Net borrowings	—	(91,446)	—	(91,446)
Book overdraft	—	2,208	—	2,208
Issuance of common stock and paid in capital paid-in capital	99,967	99,697	(99,967)	99,697

Net cash provided by financing activities	99,967	10,459	(99,967)	10,459

Net change in cash and cash equivalents	—	26,431	—	26,431
Cash and cash equivalents, beginning of year	—	4,767	—	4,767

Cash and cash equivalents, end of year	$—	$31,198	$—	$31,198

27.	Basis of Presentation and Ability to Continue as a Going Concern

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern.

During the six months ended June 30, 2007, the Company incurred unexpected substantial net losses and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. In addition, restrictions in its revolving credit agreement prevent the Company from making full use of its available inventory and receivables as eligible collateral. Management anticipates that the Company may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, the Company has been able to obtain relief from such covenants. As of the date of this filing, however, management cannot assure that the Company will be able to obtain such covenant relief or that the Company will be able to improve our results of operations or obtain additional financing. As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph in its report on the consolidated financial statements included in this annual report on Form 10-K/A for the year ended December 31, 2006 that indicates that there is substantial doubt about the Company’s ability to continue as a going concern.

Management expects to resolve these issues through the proposed business combination with Esmark or through other actions. The Esmark combination would provide, as a result of a planned purchase rights feature, additional liquidity of between $50 and $200 million, depending on the exercise of the planned put rights feature. Additional liquidity may also be available as a result of a new revolving credit facility which is expected to be entered into by the combined company (New Esmark). In addition, if the Company’s operating results improve through higher sales volume and/or pricing, including the sale of products processed from slabs purchased at competitive costs, or through operating cost or productivity improvements, the Company’s need for additional financing could be mitigated. Also, management believes additional financing could be obtained which might include, but not be limited to, (i.) amending the Company’s revolving credit facility to allow for access to additional availability, (ii.) refinancing of the Company’s term loan agreement to eliminate or modify the existing financial covenant, (iii.) an equity or rights offering under the Company’s existing $125 million shelf registration statement, (iv.) raising additional capital through a private placement offering, or (v.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that the Company will be able to obtain additional financing.

The Company’s management does not believe, after consultation with legal counsel, that a material adverse effect has occurred under its loan agreements due to (a.) recent losses, (b.) the going concern modification included as an explanatory paragraph in its independent registered public accounting firm’s opinion, and/or (c.) its probable non-compliance with the fixed charge coverage ratio under the term loan agreement, as amended, which will become effective again as of April 1, 2008. However, there can be no assurance that the lenders under the Company’s loan agreements will not determine that one or more of these developments, alone or in combination with future developments, constitute a material adverse effect under its loan agreements. Such a determination would restrict the Company’s ability to borrow under its revolving credit facility and adversely affect its liquidity and financial position. Additionally, the Company’s management believes, after consultation with legal counsel, that no event of default has occurred due to the going concern modification included as an explanatory paragraph in the Company’s independent registered public accounting firm’s opinion.

The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

28.	Revenues by Product (Unaudited)

Revenues from external customers by product line were as follows:

	Year Ended December 31,
	2006	2005	2004
Product:
Hot Rolled	$541,794	$420,745	$365,089
Cold Rolled	476,555	471,235	514,511
Galvanized	150,889	109,264	132,178
Fabricated products	507,087	466,914	375,090
Ore, coke and coke by products	79,471	85,268	9,074
Conversion and other *	14,969	7,087	9,852

Total	$1,770,765	$1,560,513	$1,405,794

*    Includes semi-finished, conversion and resale products.

29.	Selected Quarterly Financial Information (Unaudited)

Financial results by quarter were as follows:

	Net Sales	Income (loss) from Continuing Operations	Net Income (loss)	Basic Earnings (loss) Per Share	Fully Diluted Earnings (loss) Per Share
2006
1st Quarter	$436,978	$(2,110)	$(2,110)	$(0.15)	$(0.15)
2nd Quarter	493,925	9,329	9,329	$0.64	$0.63
3rd Quarter	482,731	17,352	17,352	$1.18	$1.16
4th Quarter	357,131	(18,090)	(18,090)	$(1.20)	$(1.20)
2005
1st Quarter	$399,508	$8,100	$8,100	$0.57	$0.56
2nd Quarter	415,237	2,627	2,627	$0.18	$0.18
3rd Quarter	374,891	(21,147)	(21,147)	$(1.47)	$(1.47)
4th Quarter	370,877	(23,414)	(23,414)	$(1.61)	$(1.61)
2004
1st Quarter	$274,206	$(6,718)	$(6,718)	$(0.71)	$(0.71)
2nd Quarter	356,121	26,997	26,997	$2.84	$2.79
3rd Quarter	401,800	35,534	35,534	$3.52	$3.42
4th Quarter	373,667	6,418	6,418	$0.46	$0.45

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1) Financial Statements

Financial Statements filed as part of this report are included in Item 8. Financial Statements and Supplementary Data beginning on page 2.

(a)(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

By:	/s/ James P. Bouchard
	Name:	James P. Bouchard
	Title:	Chairman, Chief Executive Officer and Director

	Date:	August 9, 2007