Form 10-Q
period 2007-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2007-08-09
CIK 941738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 15,351,164 shares of its common stock, par value $0.01 per share, issued and outstanding as of July 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net sales, including sales to affiliates of $62,346, $88,390, $121,831 and $183,246	$466,977	$493,925	$864,698	$930,903

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $66,236, $83,703, $130,636 and $176,385	474,284	445,384	890,556	853,502
Depreciation and amortization expense	9,260	8,830	18,816	17,137
Selling, general and administrative expense	18,867	20,425	43,651	41,075

Total cost and expenses	502,411	474,639	953,023	911,714

Operating (loss) income	(35,434)	19,286	(88,325)	19,189
Interest expense and other financing costs	(10,160)	(7,024)	(19,692)	(13,175)
Other income	4,005	3,838	6,532	6,654

(Loss) income before income taxes and minority interest	(41,589)	16,100	(101,485)	12,668
Income tax provision	—	5,233	—	5,233

(Loss) income before minority interest	(41,589)	10,867	(101,485)	7,435
Minority interest	—	(1,538)	—	(216)

Net (loss) income	$(41,589)	$9,329	$(101,485)	$7,219

(Loss) earnings per share:
Basic	$(2.71)	$0.64	$(6.63)	$0.50
Diluted	$(2.71)	$0.63	$(6.63)	$0.49
Weighted average shares (in thousands):
Basic	15,333	14,530	15,310	14,523
Diluted	15,333	14,829	15,310	14,734

Note:

The condensed consolidated statements of operations for the quarter and six months ended June 30, 2007, the condensed consolidated statement of cash flows for the six months ended June 30, 2007 and the condensed consolidated balance sheet at June 30, 2007 do not include Mountain State Carbon, LLC (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,098	$21,842
Accounts receivables, less allowance for doubtful accounts of of $3,104 and $2,882	217,861	138,513
Inventories	225,394	212,221
Prepaid expenses and other current assets	22,581	27,911

Total current assets	473,934	400,487
Investment in and advances to affiliated companies	130,676	53,585
Property, plant and equipment, less accumulated depreciation of $118,008 and $114,813	447,759	626,210
Deferred income tax benefits	25,224	30,537
Restricted cash	—	2,163
Other intangible assets, less accumulated amortization of $2,155 and $2,136	236	255
Other assets	7,613	9,308

Total assets	$1,085,442	$1,122,545

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $9,836 and $13,842	$199,572	$99,536
Short-term debt	150,700	110,000
Payroll and employee benefits payable	40,061	34,766
Accrued income and other taxes	9,039	10,333
Deferred income taxes payable	25,224	30,537
Accrued interest and other current liabilities	26,031	10,257
Convertible debt, net of discount of $7,624 (see Note 15)	65,376	—
Long-term debt due in one year (see Note 15)	226,196	32,119

Total current liabilities	742,199	327,548
Long-term debt	13,356	254,961
Employee benefits	123,400	121,953
Other liabilities	12,523	25,600

Total liabilities	891,478	730,062

Minority interest in consolidated subsidiary	—	106,290

Stockholders’ equity
Preferred stock - $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.01 par value; 80,000,000 shares authorized; 15,342,149 and 15,274,796 issued; 15,335,483 and 15,268,130 shares outstanding	153	153
Additional paid-in capital	301,025	289,903
Accumulated deficit	(105,644)	(4,159)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive (loss) income	(1,470)	396

Total stockholders’ equity	193,964	286,193

Total liabilities and stockholders’ equity	$1,085,442	$1,122,545

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(101,485)	$7,219
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	18,816	17,137
VEBA, profit sharing and other stock transactions	420	4,861
Other postretirement benefits	(814)	(897)
Deferred compensation and stock options	1,217	1,842
Amortization of debt discount	1,443	—
Dividends, net of equity income of affiliated companies	1,365	5,216
Interest paid in-kind	964	940
Loss on disposition of assets	410	30
Deferred income taxes	—	1,168
Minority interest	—	216
Other	21	28
Changes in current assets and current liabilities:
Accounts receivable	(83,586)	(62,242)
Inventories	(22,810)	(21,272)
Other current assets	3,167	4,801
Accounts payable	122,413	(14,348)
Other current liabilities	21,394	3,877
Other assets and liabilities, net	2,144	6,987

Net cash used in operating activities	(34,921)	(44,437)

Cash flows from investing activities:
Payments from affiliates	1,050	1,350
Investment in affiliates	(18,562)	(462)
Cash transfer to deconsolidated affiliate (see Note 16)	(11,159)	—
Capital expenditures	(13,393)	(58,245)
Change in restricted cash used to fund capital expenditures	—	(10,686)
Proceeds from sale of assets	390	—

Net cash used in investing activities	(41,674)	(68,043)

Cash flows from financing activities:
Book overdraft	(2,754)	(8,287)
Net change in short-term debt	40,700	84,200
Borrowing of long-term debt	73,000	—
Repayment of long-term debt	(48,513)	(20,172)
Minority interest investment in subsidiary	—	60,000
Stock options exercised	418	—

Net cash provided by financing activities	62,851	115,741

(Decrease) increase in cash and cash equivalents	(13,744)	3,261
Cash and cash equivalents, beginning of period	21,842	8,863

Cash and cash equivalents, end of period	$8,098	$12,124

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Compre- hensive Income (Loss)	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Comprehen- sive Income (Loss)	Total
Balance, December 31, 2005		$147	$276,097	$(10,640)	$(100)	$—	$265,504
Net income	$6,481	—	—	6,481		—	6,481

Stock issued:
Employee benefit plans		6	10,986	—	—	—	10,992
Stock options exercised		—	262	—	—	—	262
Stock-based compensation		—	2,232	—	—	—	2,232
Stock option grants		—	326	—	—	—	326
Adjustment to initially apply
FASB Statement No. 158 without tax effect		—	—	—	—	396	396

Balance, December 31, 2006		153	289,903	(4,159)	(100)	396	286,193
Comprehensive loss:
Net loss	$(101,485)	—	—	(101,485)	—	—	(101,485)
Amortization of:
Actuarial loss	473	—	—	—	—	473	473
Prior service cost (benefit)	(2,339)	—	—	—	—	(2,339)	(2,339)

Comprehensive loss	$(103,351)

Stock issued:
Employee benefit plans		—	420	—	—	—	420
Stock options exercised		—	418	—	—	—	418
Stock-based compensation		—	1,069	—	—	—	1,069
Stock option grants		—	148	—	—	—	148
Convertible debt - beneficial conversion feature		—	9,067	—	—	—	9,067

Balance, June 30, 2007		$153	$301,025	$(105,644)	$(100)	$(1,470)	$193,964

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued - employee benefit plans	559,477	—	559,477
Stock options exercised	28,965	—	28,965

Balance, December 31, 2006	15,274,796	6,666	15,268,130
Shares issued - employee benefit plans	45,951	—	45,951
Stock options exercised	21,402	—	21,402

Balance, June 30, 2007	15,342,149	6,666	15,335,483

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.	Basis of Presentation

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

The condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. During the six months ended June 30, 2007, the Company incurred an unexpected substantial net loss and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. Management anticipates that the Company may require additional liquidity in the foreseeable future. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about the Company’s ability to continue as a going concern.

This situation could be mitigated if operating results improve as a result of higher sales volume and/or pricing, including the sale of purchased slabs at competitive costs, or through operating cost or productivity improvements or if additional financing is obtained. Additional financing might include, but not be limited to, (i.) the proposed combination of the Company with Esmark Incorporated (Esmark), (ii.) amending the Company’s revolving credit facility to allow for access to additional availability, (iii.) refinancing of the Company’s term loan agreement to eliminate or modify the existing financial covenant, (iv.) an equity or rights offering under the Company’s existing $125 million shelf registration statement, (v.) raising additional capital through a private placement offering, or (vi.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that we will be able to obtain additional financing.

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

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006.

2.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, in May 2007. The FSP No. 48-1 amended FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This staff position had no material impact on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards (FASB) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.

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

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $38,448 and $67,890 during the quarters ended June 30, 2007 and 2006, respectively, and $81,899 and $139,051 during the six months ended June 30, 2007 and 2006, respectively. Management believes that sales to Wheeling-Nisshin are made at prevailing market prices. During the quarter and six months ended June 30, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $3,847 and $28,585, respectively. The Company reported dividends from Wheeling-Nisshin of $7,500 and $10,715 during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, the Company had accounts receivable due from Wheeling-Nisshin of $1,953 and $1,853, respectively, and had accounts payable to Wheeling-Nisshin of $356 and $147, respectively.

The Company owns 50.0% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $18,434 and $20,063 during the quarters ended June 30, 2007 and 2006, respectively, and $27,607 and $43,576 during the six months ended June 30, 2007 and 2006, respectively. Management believes that sales to OCC are made at prevailing market prices. At June 30, 2007 and December 31, 2006, the Company had accounts receivable due from OCC of $6,091 and $3,461, respectively, and had accounts payable to OCC of $94 at June 30, 2007. At June 30, 2007 and December 31, 2006, the Company had a loan receivable due from OCC of $5,375 and $5,625, respectively, which bears interest at a variable rate, which currently approximates 7.5%. The Company recorded interest income on the loan receivable of $80 and $106 during the quarters ended June 30, 2007 and 2006, respectively, and $173 and $227 during the six months ended June 30, 2007 and 2006, respectively. The Company received principal payments on the loan of $250 and $1,350 during the six months ended June 30, 2007 and 2006, respectively.

The Company owns a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. Through December 31, 2006, the accounts of MSC were included in the consolidated financial statements of the Company (see Note 16). The Company acquires coke from MSC at cost, as defined by a coke supply agreement, plus 5%. During the quarter and six months ended June 30, 2007, the Company acquired coke and coke- related products from MSC in the amount of $32,250 and $59,623, respectively. The Company provides services to MSC under a management agreement and an operating agreement. During the quarter and six months ended June 30, 2007, the Company billed MSC $9,820 and $19,911, respectively, for such services. At June 30, 2007, the Company had accounts payable to MSC of $9,317 and had accounts receivable due from MSC of $4,836. At June 30, 2007, the Company had a note receivable due from MSC of $3,723, which bears interest at the prime rate, plus 1.25%, which was received in July 2007. The Company recorded interest income on the note receivable of $34 and $140 during the quarter and six months ended June 30, 2007. The Company received principal payments on the loan of $800 during the six months ended June 30, 2007. The Company made capital contributions to MSC of $18,500 during the six months ended June 30, 2007. Effective July 2007, the Company will acquire coke from MSC at cost, as defined by the coke supply agreement, without considering depreciation expense and without the 5% markup.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During the six months ended

June 30, 2006, the Company received dividends form Feralloy of $147.

The Company owns 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture and 50% of the outstanding common stock of Avalon Metal Roofing and Building Components, LLC (Avalon), a joint venture. These joint ventures are accounted for using the equity method of accounting. The Company had sales to these joint ventures during the quarters ended June 30, 2007 and 2006 of $529 and $437, respectively, and $1,460 and $619 during the six months ended June 30, 2007 and 2006, respectively. Management believes that sales to these joint ventures are made at prevailing market prices. At June 30, 2007 and December 31, 2006, the Company had accounts receivable due from these joint ventures of $661 and $1,369, respectively. During the six months ended June 30, 2007 and 2006, the Company made capital contributions to these joint ventures of $1,062 (including $1,000 in the form of inventory) and $462, respectively.

During the quarter and six months ended June 30, 2007, the Company had sales to its proposed business combination partner, Esmark and its affiliates of $4,935 and $10,865, respectively. Management believes that sales to Esmark are made at prevailing market prices. The Company had accounts receivable due from Esmark of $3,975 at June 30, 2007.

5.	Insurance Recovery

During the quarter June 30, 2007, the Company accrued $9,500 in final settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004 which was recorded as a reduction of cost of goods sold during the quarter ended June 30, 2007. In addition, $6,116 was received in partial settlement of this claim during the quarter ended March 31, 2007 which was recorded as a reduction of cost of goods sold in the fourth quarter of 2006. During the six months ended June 30, 2006, the Company received $12,659 in partial settlement of the same insurance claim. Of this amount, $7,299 was recorded as a reduction of cost of goods sold during the quarter ended March 31, 2006 and $5,360 was recorded as a reduction of cost of goods sold in the fourth quarter of 2005. Business interruption insurance recoveries are recorded in the period in which a sworn statement of proof of loss is received from the insurance carriers or the insurance carrier otherwise acknowledges an obligation to pay and collectibility is assured.

6.	Share-Based Payments

The Company adopted FASB No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. All shares granted under this plan, net of forfeitures, fully vested in August 2006. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which fully vested in August 2006. No non-vested restricted stock was outstanding at June 30, 2007 and December 31, 2006 and there was no activity relative to non-vested restricted stock during the quarters and six months ended June 30, 2007.

Compensation expense under these plans is measured as being equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant.

Compensation expense related to these plans amounted to $689 and $1,381 during the quarter and six months ended June 30, 2006. No compensation expense was recognized during the quarter and six months ended June 30, 2007.

Stock options:

The Company maintains a management stock incentive plan pursuant to which it granted stock options to non-employee directors of the Company for 4,594 and 4,312 shares of its common stock during the quarters ended June 30, 2007 and 2006, respectively, at an exercise price of $23.96 and $25.48 per share, respectively. The Company granted stock options for 9,231 and 10,200 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, at a weighted average exercise price of $23.84 and $21.12, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. If a non-employee director of the Company terminates association with the Company, outstanding stock options expire within 90 days from the date of such termination if not otherwise exercised. During the six months ended June 30, 2007, proceeds of $418 were received from the exercise of 21,402 stock options. No stock options were exercised during the six months ended June 30, 2006. During the six months ended June 30, 2007, stock options for 15,564 shares of Company common stock expired.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended June 30, 2007 and 2006 was $15.94 and $19.03 per share, respectively, and the weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $16.04 and $16.92, respectively, determined using the following assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average risk-free interest rate	4.82%	5.21%	4.77%	5.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.09%	83.79%	75.73%	84.03%
Expected life (years)	5	5	5	5

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

A summary of activity under this plan as of June 30, 2007 and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	56,187	$20.58
Granted	9,231	23.84
Exercised	(21,402)	19.53
Expired	(15,564)	26.86

Outstanding, June 30, 2007	28,452	$19.00	$86

Exercisable, June 30, 2007	28,452	$19.00	$86

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $73 and $83 during the quarters ended June 30, 2007 and 2006, respectively, and $148 and $173 during the six months ended June 30, 2007 and 2006, respectively.

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

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company's common stock on the date of grant. The Company granted 30,000 stock unit service awards during the quarter ended June 30, 2007 at a weighted average grant date fair value of $23.40 per stock unit service. No stock unit performance awards were granted during the six months ended June 30, 2007. The Company granted 212,635 and 145,998 stock unit service awards during the six months ended June 30, 2007 and 2006, respectively, at a weighted average grant date fair value of $19.52 and $18.86 per stock unit service award, respectively. The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model. The Company granted 103,339 stock unit performance awards during the six months ended June 30, 2006 at a weighted average grant date fair value of $21.67 per stock unit performance award, determined using the following assumptions:

Average risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	68.00%
Expected life (years)	3
Expected turnover rate	10.00%

A summary of activity under this plan as of June 30, 2007 and changes during the six months then ended is as follows:

	Units/ Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	282,061	$18.82
Granted	212,635	19.52
Forfeited	(28,752)	20.26
Vested	(52,566)	18.63

Balance, June 30, 2007	413,378	$19.10

Stock unit awards outstanding at June 30, 2007 vest, subject to forfeiture, as follows:

Quarter Ended Grant Date	Stock Unit Type	Units	Vesting Date/Period
March 31, 2006	Service award	21,170	March 31, 2008
March 31, 2006	Service award	10,596	March 31, 2009
March 31, 2006	Performance award	31,761	March 31, 2009
December 31, 2006	Service award	171,000	Ratably over three years
March 31, 2007	Service award	101,351	Quarterly through December 31, 2008
March 31, 2007	Service award	47,500	Ratably over three years
June 30, 2007	Service award	30,000	Ratably over three years

Total		413,378

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the requisite service period for the entire award, using the straight-line method. Compensation expense relative to stock unit awards amounted to $330 and $231 for the quarters ended June 30, 2007 and 2006, respectively, and $1,069 and $288 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, deferred compensation expense relative to stock unit awards amounted to $6,841. This amount will be amortized to expense over the requisite service period for each award.

The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At June 30, 2007, 10,500 restricted shares of common stock have been issued under the management stock incentive plan, 78,819 options to acquire shares of common stock have been issued under the plan and 465,944 stock unit awards have been issued under the plan.

7.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$405	$424	$810	$850
Interest cost	1,516	1,456	3,032	2,912
Expected return on assets	(82)	(102)	(164)	(205)
Amortization of prior service credit	(1,170)	(1,169)	(2,339)	(2,339)
Recognized actuarial loss	237	271	473	542

Net periodic cost	$906	$880	$1,812	$1,760

The Company made payments of $1,153 and $1,207 for other postretirement benefits during the quarters ended June 30, 2007 and 2006, respectively, and $2,333 and $2,405 during the six months ended June 30, 2007 and 2006, respectively. The Company does not expect to make any contributions to its defined benefit pension plan during 2007 and expects to make payments of $4,683 for other postretirement benefits during 2007.

8.	VEBA and Profit Sharing Expense

The Company incurred no VEBA or profit sharing expense during the quarter and six months ended June 30, 2007. The Company incurred VEBA and profit sharing expense of $6,164 during the quarter ended June 30, 2006, of which $4,326 was settled by issuing common stock with the remaining portion being settled in cash. The Company incurred VEBA and profit sharing expense of $6,327 during the six months ended June 30, 2006, of which $4,489 was settled by issuing common stock with the remaining portion being settled in cash.

9.	Termination Costs

During the first quarter of 2007, the Company initiated a voluntary and involuntary termination plan to bring about an overall reduction in and reorganization of the salaried workforce. As a result, the Company incurred $434 and $4,363 for termination benefits under these plans during the quarter and six months ended June 30, 2007, respectively, of which $711 has been paid through June 30, 2007.

10.	Other Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Equity income from affiliates	$3,758	$3,276	$6,135	$5,646
Other income	247	562	397	1,008

Total	$4,005	$3,838	$6,532	$6,654

Equity income from affiliates included equity income from MSC of $2,755 and $4,879, for the quarter and six months ended June 30, 2007, respectively. MSC was accounted for as a consolidated subsidiary of the Company prior to January 1, 2007.

11.	Income Taxes

No income tax benefit was provided during the quarter and six months ended June 30, 2007 as it was more likely than not that the losses incurred would not result in a reduction of future income taxes payable.

The Company adopted FASB Interpretation No. (FIN) 48 on January 1, 2007. Based on an analysis prepared by the Company, it was determined that the application of FIN 48 had no material effect on the recorded tax assets or liabilities of the Company. As a result, no cumulative effect adjustment was recorded as of January 1, 2007.

12.	(Loss) Earnings Per Share

For the quarters and six months ended June 30, 2007 and 2006, a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) available to common shareholders	$(41,589)	$9,329	$(101,485)	$7,219

Weighed-average basic shares outstanding	15,333	14,530	15,310	14,523
Dilutive effect of:
Non-vested restricted stock	—	143	—	114
Stock options	—	22	—	16
Stock unit awards	—	134	—	81
Convertible debt	—	—	—	—

Weighed-average diluted shares outstanding	15,333	14,829	15,310	14,734

Basic loss per share	$(2.71)	$0.64	$(6.63)	$0.50
Diluted loss per share	$(2.71)	$0.63	$(6.63)	$0.49

For the quarter and six months ended June 30, 2006, 10,500 shares of non-vested restricted common stock were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarters ended June 30, 2007 and 2006, stock options for 28,452 and 18,488 shares of common stock at a weighted average exercise price of $19.00 and $28.86 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the six months ended June 30, 2007 and 2006, stock options for 65,418 and 18,488 shares of common stock at a weighted average exercise price of $21.04 and $28.86 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and six months ended June 30, 2007, 446,587 and 494,696 stock unit awards were excluded from the computation of diluted earnings per share, respectively, as their effect was anti-dilutive. For the quarter and six months ended June 30, 2007, 3,650,000 shares of common stock into which debt is convertible were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

13.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 99% of inventories are valued using the LIFO method. Inventory consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$67,872	$44,189
In-process	208,978	212,315
Finished products	46,563	58,606
Other materials and supplies	46	46

Total current cost	323,459	315,156
Excess of current cost over carrying cost	(98,065)	(102,935)

Carrying cost	$225,394	$212,221

During the quarters and six months ended June 30, 2007 and 2006, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to increase operating income by $3,148 and $2,343 for the quarters ended June 30, 2007 and 2006, respectively, and to increase operating income by $2,453 and $1,903 for the six months ended June 30, 2007 and 2006, respectively.

14.	Convertible Debt

On March 16, 2007, the Company issued convertible notes in the amount of $50,000 to certain institutional investors and certain stockholders of the Company. The notes are convertible into common stock of the Company upon consummation of a proposed business combination between the Company and Esmark at a price of $20 per share. If the proposed combination with Esmark is not consummated, the notes are convertible, at the option of the holders, into common stock of the Company at any time after December 31, 2007 at an adjusted, fair value, conversion price that will not be more than $20 per share or less than $15 per share. The convertible notes are otherwise payable on November 15, 2008, subject to limitations in our term loan agreement and revolving credit facility, and accrue interest at a rate of 6% per annum through December 31, 2007. If the notes are not converted into common stock of the Company prior to January 1, 2008, interest is retroactively adjusted from the issuance date to 9% per annum. In June 2007, the Company adjusted the conversion price on $5,000 of these notes to a fixed amount of $24.51, retroactively to March 16, 2007.

On the date of issuance of these convertible notes, the fair market value of the Company’s common stock was $24.03 per share. As a result, the beneficial conversion feature applicable to $45,000 of these convertible notes was computed to be $9,067. This amount was recorded as a discount against the face amount of the convertible notes and as a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the term of these convertible notes which amounted to $1,217 and $1,443 for the quarter and six months ended June 30, 2007, respectively.

On May 8, 2007, the Company issued $23,000 of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes are exchangeable into the common stock of “New Esmark” upon consummation of a combination of the Company and Esmark at a price of $20 per share, or, if not consummated, the notes are payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date.

If and when the combination of the Company and Esmark occurs, the beneficial conversion feature of these notes will be computed as being equal to the difference between the per share value of New Esmark common stock on the date of the combination and the conversion price of $20.00 per share. This amount will be recorded as interest expense at that time.

15.	Short-term and Long-term Debt

During the six months ended June 30, 2007, the Company incurred an unexpected substantial net loss and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. Management anticipates that the Company may require additional liquidity in the foreseeable future. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about the Company’s ability to continue as a going concern.

Due to the probability that the Company may not be able to comply with the financial covenant under its term loan facility in the future, amounts outstanding under the Company’s term loan facility, amounting to $149,900, have been reclassified from a long-term obligation and reflected as a short-term obligation in the condensed consolidated balance sheet as of June 30, 2007. Additionally, all other long-term debt subject to cross-default or cross-acceleration provisions, amounting to $71,265, has been reclassified as a short-term obligation as of June 30, 2007, as well as all outstanding convertible debt, net of discount, amounting to $65,376.

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

Litigation

Effective March 31, 2007, the Company’s scrap processing and supply agreements with Herman Strauss, Inc. (Strauss) were terminated as a result of a commercial dispute regarding Strauss’ performance under those agreements. Strauss subsequently invoked the arbitration provisions of those agreements, claiming damages of approximately $18,000 associated with the dispute and termination of the agreements. The Company has asserted counter-claims against Strauss which significantly exceed the magnitude of the claims asserted by Strauss, based upon allegations that Strauss committed numerous material breaches of the agreements resulting in significant damages to the Company. The Company is also involved in unrelated litigation with a second scrap supplier, Metal Management, Inc. (MMI), arising out of MMI’s supply of scrap to the Company. Quality issues associated with several grades of scrap supplied to the Company by MMI resulted in the Company rejecting a substantial quantity of shipments of those scrap grades and advising MMI that it would accept no further shipments. MMI immediately commenced action in state court in New York alleging a right for payment of more than $31,000 (subsequently amended to $28,222) for all past and future deliveries of scrap under purchase orders issued by the Company. The Company has continued to accept delivery of scrap conforming to specification and has, since the filing of that action, issued payments in excess of $10,200 to MMI. As to MMI’s assertion that it is entitled to payment for delivered and undelivered scrap products which the Company asserts is not in compliance with specification, the Company is vigorously defending MMI’s claim and will, in its responsive pleadings, assert counterclaims against MMI. In light of the nature of these disputes and the significant counterclaims asserted by the Company, current information would not suggest that it is probable that a liability has been incurred as of June 30, 2007. As a result, no amount has been accrued as of June 30, 2007 relative to these suits.

On July 2, 2007, a jury awarded the Company and MSC $119,850 in compensatory damages and $100,000 in punitive damages in a lawsuit we filed in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between the Company and CWVEC. Post-trial motions were heard by the trial judge on July 30, 2007 and, by order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24,054. The court also granted judgment on a counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4,500. Taking into account both the pre-judgment interest and the award in favor of Massey on its counterclaim, the amount of the judgment entered in the trial court totals approximately $239,404. Massey has stated publicly that it intends to appeal this verdict. No amounts have been accrued as of June 30, 2007 relative to this matter.

Environmental Matters

Prior to confirmation of the Company's plan of reorganization effective August 1, 2003, the Company settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (U.S. Environmental Protection Agency (USEPA)) environmental regulatory agencies. Consequently, the Company believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

During the second quarter of 2006, the Company received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. These inquiries commenced during the third quarter of 2006.

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through June 30, 2007 could total up to $3,086, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,244 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility contributed to MSC; (b) $608 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility contributed to MSC; and (d) $133 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to certain of these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,397 at June 30, 2007, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved the Company’s investigation work plan, and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,612 for such remediation measures.

The Company also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility contributed to MSC.

In July 2005, an environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $965 is expected to be made during 2007 to address this environmental liability, which has been fully reserved by the Company.

Total accrued environmental liabilities amounted to $10,460 and $10,511 at June 30, 2007 and December 31, 2006, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal on behalf of MSC each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. MSC reimburses the Company for the cost of coal delivered under the contract. Payments for delivery of coal under this contract totaled $9,467 and $12,720 during the quarter and six months ended June 30, 2007, respectively.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $2,862 and $3,040 during the quarters ended June 30, 2007 and 2006, respectively, and $5,194 and $5,810 during the six months ended June 30, 2007 and 2006, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $3,366 and $3,386 during the quarters ended June 30, 2007 and 2006, respectively, and $7,139 and 6,169 during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, a maximum termination payment of approximately $27,750 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. The Company is committed to make additional capital contributions of $6,500 to MSC, of which $5,723 is due in 2007.

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

CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$8,098	$—	$8,098
Trade accounts receivables	—	217,861	—	217,861
Inventories	—	225,394	—	225,394
Other current assets	122	22,459	—	22,581

Total current assets	122	473,812	—	473,934
Intercompany receivables	50,000	10,838	(60,838)	—
Investments and advances in affiliates	197,089	130,676	(197,089)	130,676
Property, plant and equipment, net	2,255	445,504	—	447,759
Other non-current assets	896	32,177	—	33,073

Total assets	$250,362	$1,093,007	$(257,927)	$1,085,442

Liabilities and stockholders’ equity
Accounts payable	$—	$199,572	$—	$199,572
Short-term debt, including current portion	—	376,896	—	376,896
Convertible debt	42,376	23,000		65,376
Other current liabilities	3,062	97,293	—	100,355

Total current liabilities	45,438	696,761	—	742,199
Intercompany payable	10,838	50,000	(60,838)	—
Long-term debt	—	13,356	—	13,356
Other non-current liabilities	122	135,801	—	135,923
Stockholders’ equity	193,964	197,089	(197,089)	193,964

Total liabilities and stockholders’ equity	$250,362	$1,093,007	$(257,927)	$1,085,442

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment, net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000	—	110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest	—	106,290	—	106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders’ equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Quarter Ended June 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$466,977	$—	$466,977
Cost of sales	—	474,284	—	474,284
Depreciation and amortization expense	—	9,260	—	9,260
Selling, administrative and general expense	997	17,870	—	18,867

Operating loss	(997)	(34,437)	—	(35,434)
Interest expense	(2,051)	(8,943)	834	(10,160)
Other income including equity earnings of affiliates	(38,541)	4,005	38,541	4,005

Loss before income taxes	(41,589)	(39,375)	39,375	(41,589)
Income tax benefit	—	—	—	—

Net loss	$(41,589)	$(39,375)	$39,375	$(41,589)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Quarter Ended June 30, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$493,925	$—	$493,925
Cost of sales	—	445,384	—	445,384
Depreciation and amortization expense	—	8,830	—	8,830
Selling, administrative and general expense	476	19,949	—	20,425

Operating income	(476)	19,762	—	19,286
Interest expense	—	(7,024)	—	(7,024)
Other income including equity earnings of affiliates	9,920	3,838	(9,920)	3,838

Income before income taxes	9,444	16,576	(9,920)	16,100
Income tax provision	115	5,118	—	5,233

Income before minority interest	9,329	11,458	(9,920)	10,867
Minority interest	—	(1,538)	—	(1,538)

Net income	$9,329	$9,920	$(9,920)	$9,329

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$864,698	$—	$864,698
Cost of sales	—	890,556	—	890,556
Depreciation and amortization expense	—	18,816	—	18,816
Selling, administrative and general expense	2,219	41,432	—	43,651

Operating loss	(2,219)	(86,106)	—	(88,325)
Interest expense	(2,410)	(18,249)	967	(19,692)
Other income including equity earnings of affiliates	(96,856)	6,532	96,856	6,532

Loss before income taxes	(101,485)	(97,823)	97,823	(101,485)
Income tax benefit	—	—	—	—

Net loss	$(101,485)	$(97,823)	$97,823	$(101,485)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$930,903	$—	$930,903
Cost of sales	—	853,502	—	853,502
Depreciation and amortizaton expense	—	17,137	—	17,137
Selling, administrative and general expense	2,495	38,580	—	41,075

Operating income	(2,495)	21,684	—	19,189
Interest expense	—	(13,175)	—	(13,175)
Other income including equity earnings of affiliates	9,829	6,654	(9,829)	6,654

Income before income taxes	7,334	15,163	(9,829)	12,668
Income tax provision	115	5,118	—	5,233

Income before minority interest	7,219	10,045	(9,829)	7,435
Minority interest	—	(216)	—	(216)

Net income	$7,219	$9,829	$(9,829)	$7,219

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$(418)	$(34,503)	$—	$(34,921)

Investing activities:
Capital expenditures	—	(13,393)	—	(13,393)
Investment and advances to affiliates	—	(29,721)	—	(29,721)
Loan to subsidiary	(50,000)	—	50,000	—
Other	—	1,440	—	1,440

Net cash used in investing activities	(50,000)	(41,674)	50,000	(41,674)

Financing activities:
Net borrowings	50,000	65,187	(50,000)	65,187
Change in book overdraft	—	(2,754)	—	(2,754)
Issuance of common stock	418	—	—	418

Net cash provided by financing activities	50,418	62,433	(50,000)	62,851

Net decrease in cash and cash equivalents	—	(13,744)	—	(13,744)
Cash and cash equivalents, beginning of period	—	21,842	—	21,842

Cash and cash equivalents, end of period	$—	$8,098	$—	$8,098

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$—	$(44,437)	$—	$(44,437)

Investing activities:
Capital expenditures	—	(58,245)	—	(58,245)
Change in restricted cash used to fund capital expenditures	—	(10,686)	—	(10,686)
Other	—	888	—	888

Net cash used in investing activities	—	(68,043)	—	(68,043)

Financing activities:
Net borrowings	—	64,028	—	64,028
Change in book overdraft	—	(8,287)	—	(8,287)
Minority interest investment in subsidiary	—	60,000	—	60,000

Net cash provided by financing activities	—	115,741	—	115,741

Net increase in cash and cash equivalents	—	3,261	—	3,261
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$12,124	$—	$12,124

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for converters and processors and steel service centers, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 53.4% of our shipments during the first six months of 2007. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.

WCC, an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 20.5% of our steel tonnage shipped during the first six months of 2007. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin and OCC, which together consumed 14.8% of our steel tonnage shipped during the first six months of 2007, in the aggregate represented 12.7% of our net sales for the first six months of 2007. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. MSC owns and operates the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.

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

Recent Developments

Operating Loss and Liquidity

We incurred an operating loss of $35.4 million during the second quarter of 2007. At June 30, 2007, $150.7 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $27.9 million. At June 30, 2007, we had liquidity and capital resources of $54.5 million, consisting of cash and cash equivalents of $8.1 million and $46.4 million of availability under our revolving credit facility.

During the six months ended June 30, 2007, we incurred unexpected substantial net losses and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Management anticipates that we may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, we have been able to obtain relief from such covenants. At this time, however, management cannot assure that it will be able to obtain such covenant relief or that we will be able to improve our results of operations or obtain additional financing. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about our ability to continue as a going concern.

Management expects to resolve these issues through the proposed business combination with Esmark or through other actions. The Esmark combination would provide, as a result of a planned purchase rights feature, additional liquidity of between $50 and $200 million, depending on the exercise of the planned put rights feature. Additional liquidity may also be available as a result of a new revolving credit facility which is expected to be entered into by the combined company (New Esmark). In addition, if our operating results improve through higher sales volume and/or pricing, including the sale of products processed from slabs purchased at competitive costs, or through operating cost or productivity improvements, our need for additional financing could be mitigated. Also, management believes additional financing could be obtained which might include, but not be limited to, (i.) amending our revolving credit facility to allow for access to additional availability, (ii.) refinancing of our term loan agreement to eliminate or modify the existing financial covenant, (iii.) an equity or rights offering under our existing $125 million shelf registration statement, (iv.) raising additional capital through a private placement offering, or (v.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that we will be able to obtain additional financing.

Production, Shipments and Pricing

Our EAF produced 317,536 tons of liquid steel during the second quarter of 2007 and our basic oxygen furnace produced 310,474 tons of liquid steel during the second quarter of 2007, yielding 609,024 tons of steel slab production. During the second quarter of 2007, we purchased 56,172 tons of steel slabs and 55,646 tons of hot and cold-rolled steel coils. Our steel shipments during the second quarter of 2007 totaled 684,592 tons. Steel prices increased during the second quarter of 2007, with the average per ton selling price of our hot-rolled steel increasing from $500 per ton in March 2007 to $529 per ton in June 2007.

Raw Materials

Critical raw material inputs, principally scrap, pig iron and purchased slabs reflected price increases during the second quarter of 2007 as compared to the first quarter of 2007. The cost of coke decreased during the second quarter of 2007 as compared to the first quarter of 2007.

Insurance Recovery

During the second quarter of 2007, we received formal notification of and accrued $9.5 million in final settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. This amount was recorded as a reduction of cost of goods sold in the second quarter of 2007.

Litigation

On July 2, 2007, a jury awarded us and MSC $119.85 million in compensatory damages and $100.0 million in punitive damages in a lawsuit we filed in Brooke County, West Virginia Circuit Court against Massey Energy Company and its subsidiary, Central West Virginia Energy Company, seeking substantial monetary damages for breach of a metallurgical coal supply contract between us and CWVEC. Post trial motions were heard by the trial judge on July 30, 2007 and, by order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24.1 million. The court also granted judgment on a counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4.5 million. Taking into account both the pre-judgment interest and the award in favor of Massey on its counterclaim, the amount of the judgment entered in the trial court totals approximately $239.4 million. Massey has stated publicly that it intends to appeal this verdict. No amounts have been accrued as of June 30, 2007 relative to this matter.

On June 6, 2007, Herman Strauss, Inc. (Strauss) commenced an arbitration proceeding against us arising out of the termination, in the first quarter of 2007, of three agreements dated April 8, 2004, between us and Strauss relating to the supply and processing of steel scrap by Strauss. That termination arose out of the failure to resolve several issues, including workplace safety practices, billing issues and other significant matters, relating to Strauss’ performance under those agreements. In our responsive filing, we have asserted substantial claims arising out of Strauss’ performance and practices under the agreements.

On June 7, 2007, Metal Management, Inc. (MMI), filed a complaint against us in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by us to MMI for steel scrap. The litigation filed by MMI was in response to our June 4, 2007 written notification that, due to an unacceptable number of scrap quality deficiencies, we were rejecting and would accept no further deliveries of several grades of steel scrap. The June 4, 2007 notice of default was preceded by several weeks of efforts by us to react to, and mitigate injuries arising out of, these steel scrap quality deficiencies. We also advised MMI on June 4, 2007 that, subject to compliance with specifications, we would continue to accept delivery of, and make timely payment for, the two remaining scrap grades ordered by us. To date, we have made payments of over $31.0 million (subsequently amended to $28.2 million) to MMI for steel scrap ($10.2 million of which were made subsequent to MMI commencing litigation). A significant portion of the claim asserted in MMI’s lawsuit is for scrap that was rejected as out-of-specification as well as for amounts that are not yet due under existing contractual terms. We will file a responsive pleading in due course and intend to vigorously assert our claims relative to MMI’s failure to comply with scrap specifications.

There can be no assurance as to the outcome of these actions or their effect on our financial condition or results of operations.

Credit Arrangements and Covenant Compliance

On May 9, 2007, the revolving credit agreement was amended to allow us to access an additional $5.0 million of collateral in excess of the $225.0 million commitment under the facility through the third quarter of 2007. As a result, we will be able to access up to $50.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount through the third quarter of 2007. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow the entire $225.0 million amount under the facility during the third quarter of 2007 and at reduced amounts thereafter. All other terms remain substantially the same.

Under the terms of our revolving credit agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.0:1 (computed based on the four most recently completed quarters) or maintain minimum borrowing availability of $50.0 million at all times for quarters ending on March 31, 2007 through September 30, 2008 and for periods after October 1, 2008. We were in compliance with the financial covenants under our revolving credit agreement, as amended, as of June 30, 2007.

Under the terms of our term loan agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio, effective as of the first day following the end of the period of four consecutive quarters of at least (i) 1.1:1 for quarters ending March 31, 2008 through September 30, 2009, (ii) 1.2:1 for quarters ending December 31, 2008 through September 30, 2008, and (iii) 1.3:1 for quarters ending December 31, 2009 through June 30, 2010. We were not required to comply with any financial covenant under our term loan agreement, as amended, as of June 30, 2007.

During the six months ended June 30, 2007, we incurred unexpected substantial net losses and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Management anticipates that we may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008.

Private Placement

On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to terms of the notes, the notes are exchangeable into common stock of “New Esmark” upon consummation of a business combination between us and Esmark at a price of $20 per share, or if not consummated, the notes are payable in cash on November 15, 2008. Interest is payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the combination between us and Esmark is not consummated by January 1, 2008 or extended under the terms of the notes, the per annum interest rate will increase to 14% retroactively to the issuance date. The $23.0 million was used for general corporate purposes.

Merger Proposal

On March 16, 2007, the Company and Esmark entered into a definitive merger agreement providing for the formation of a new holding company (New Esmark) in which our existing stockholders would receive one share of New Esmark’s common stock for each share of our common stock held by each of our stockholders. Esmark stockholders would receive 17.5 million shares of New Esmark’s common stock in the aggregate, plus additional shares of common stock for any new equity raised by Esmark prior to May 15, 2007. In addition to the share for share exchange, our stockholders may elect to receive either (1) a put right allowing the stockholder to put back to New Esmark within a ten day period each of the shares of New Esmark that were issued to such stockholder in the exchange for $20.00 per share, subject to a maximum of $150.0 million being paid for all exercised put elections, or (2) an underwritten right to purchase one additional share of New Esmark common stock for each share of our stock that was exchanged by such stockholder at $19.00 per share within a ten day period, subject to a maximum of $200.0 million worth of New Esmark’s common stock (at such $19.00 price) being purchased under the purchase rights. As a condition to the closing of the combination, Franklin Mutual Advisers, LLC (Franklin) and us are required to enter into a standby purchase agreement that will require Franklin to purchase any of the foregoing unexercised purchase rights (up to a maximum of $200.0 million) and that, in any event, will obligate us to provide Franklin a minimum of $50.0 million in purchase rights. In each case, Franklin's purchase rights are exercisable at a $19.00 per share price. Both the put and rights elections are subject to proration if the elections exceed the specified amounts. The transactions contemplated by the definitive agreement are subject to stockholder approval.

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 versus quarter ended June 30, 2006

Net sales for the second quarter of 2007 totaled $467.0 million as compared to net sales of $493.9 million for the second quarter of 2006. Net sales for the second quarter of 2006 included $15.0 million from the sale of coke to our joint venture partner. Net sales of steel products for the second quarter of 2007 totaled $467.0 million on steel shipments of 684,592 tons, or $682 per ton. Net sales of steel products for the second quarter of 2006 totaled $478.9 million on steel shipments of 667,944 tons, or $717 per ton. The decrease in net sales was due to a decrease in the average selling price of steel products of $35 per ton and a decrease in the sale of coke, offset by an increase in the volume of steel products sold.

Cost of sales for the second quarter of 2007 totaled $474.3 million as compared to cost of sales of $445.4 million for the second quarter of 2006. Cost of sales for the second quarter of 2007 was reduced by an insurance recovery of $9.5 million related to prior year claims. Cost of sales for the second quarter of 2006 included the cost of coke sold of $11.5 and was reduced by insurance recoveries of $0.6 million related to prior year claims.

Cost of sales of steel products sold during the second quarter of 2007 totaled $483.8 million, or $707 per ton. Cost of sales of steel products sold during the second quarter of 2006 totaled $434.5 million, or $651 per ton. The overall increase in the cost of steel products sold of $49.3 million resulted principally from an increase in the cost of steel products sold of $56 per ton and an increase in the volume of steel products sold. The increase in the per ton cost to produce steel products resulted principally from unplanned outages and from changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of scrap, pig iron and purchased slabs increased during the second quarter of 2007 as compared to the second quarter of 2006, offset, in part, by a decrease in the cost of coke during the second quarter of 2007 as compared to the second quarter of 2006.

Depreciation expense for the second quarter of 2007 amounted to $9.3 million as compared to $8.8 million for the second quarter of 2006, principally due to significant capital expenditures made during 2006.

Selling, general and administrative expense for the second quarter of 2007 amounted to $18.9 million as compared to $20.4 million for the second quarter of 2006. Selling, general and administrative costs decreased principally due to a decrease in share-based compensation and a reduction in personal property taxes due to the effect of changes in local tax law during the second quarter of 2007 as compared to the second quarter of 2006.

Interest expense for the second quarter of 2007 amounted to $10.2 million as compared to $7.0 million for the second quarter of 2006. Average indebtedness outstanding for the second quarter of 2007 approximated $451.6 million as compared to $404.8 million for the second quarter of 2006, and the average rate of interest on all debt outstanding approximated 7.3% during the second quarter of 2007 as compared to 6.9% during the second quarter of 2006. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during the second quarter of 2007 as compared to the second quarter of 2006.

Other income for the second quarter of 2007 totaled $4.0 million as compared to $3.8 million for the second quarter of 2006. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased $0.5 million and interest and other income decreased $0.3 million during the second quarter of 2007 as compared to the second quarter of 2006.

No benefit for income taxes was provided during the second quarter of 2007 as it was not more likely than not that the tax benefit associated with the losses incurred would result in a reduction of future income taxes payable. The provision for income taxes for the second quarter of 2006 totaled $5.2 million.

As of January 1, 2007, the accounts of MSC were no longer included in our consolidated financial statements. As a result, no minority interest was recorded during the second quarter of 2007. The minority interest in the earnings of MSC for the second quarter of 2006 totaled $1.5 million.

The net loss for the second quarter of 2007 amounted to $41.6 million as compared to net income of $9.3 million for the second quarter of 2006. The basic and diluted loss per share was $2.71 for the second quarter of 2007 as compared to basic and diluted earnings per share of $0.64 and $0.63 for the second quarter of 2006, respectively.

Six months ended June 30, 2007 versus six months ended June 30, 2006

Net sales for the six months ended June 30, 2007 totaled $864.7 million as compared to net sales of $930.9 million for the six months ended June 30, 2006. Net sales for the six months ended June 30, 2006 included $29.8 million from the sale of coke to our joint venture partner. Net sales of steel products for the six months ended June 30, 2007 totaled $864.7 million on steel shipments of 1,288,485 tons, or $671 per ton. Net sales of steel products for the six months ended June 30, 2006 totaled $901.1 million on steel shipments of 1,288,612 tons, or $699 per ton. The decrease in net sales was due to a decrease in the average selling price of steel products of $28 per ton and a decrease in the sale of coke.

Cost of sales for the six months ended June 30, 2007 totaled $890.6 million as compared to cost of sales of $853.5 million for the six months ended June 30, 2006. Cost of sales for the six months ended June 30, 2007 was reduced by insurance recoveries of $9.5 million related to prior year claims. Cost of sales for the six months ended June 30, 2006 included the cost of coke sold of $24.7 million and was reduced by insurance recoveries of $7.9 million related to prior year claims.

Cost of sales of steel products sold during the six months ended June 30, 2007 totaled $900.1 million, or $699 per ton. Cost of sales of steel products sold during the six months ended June 30, 2006 totaled $836.7 million, or $649 per ton. The overall increase in the cost of steel products sold of $63.4 million resulted principally from an increase in the cost of steel products sold of $50 per ton. The increase in the per ton cost to produce steel products resulted principally from unplanned outages and from changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of iron ore, scrap, pig iron and zinc increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, offset, in part, by a decrease in the cost of natural gas during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. We also incurred $1.7 million in charges related to severance costs during the six months ended June 30, 2007.

Depreciation expense for the six months ended June 30, 2007 amounted to $18.8 million as compared to $17.1 million for the six months ended June 30, 2006, principally due to significant capital expenditures made during 2006.

Selling, general and administrative expense for the six months ended June 30, 2007 amounted to $43.7 million as compared to $41.1 million for the six months ended June 30, 2006. Selling, general and administrative costs increased principally due to consulting fees and costs associated with the transition to a new management team during late 2006 and early 2007, offset by a decrease in share-based compensation and a reduction in personal property taxes due to the effect of changes in local tax law. We also incurred $2.7 million in charges related to severance costs during the six months ended June 30, 2007.

Interest expense for the six months ended June 30, 2007 amounted to $19.7 million as compared to $13.2 million for the six months ended June 30, 2006. Average indebtedness outstanding for the six months ended June 30, 2007 approximated $428.7 million as compared to $394.8 million for the six months ended June 30, 2006, and the average rate of interest on all debt outstanding approximated 7.2% during the six months ended June 30, 2007 as compared to 6.6% during the six months ended June 30, 2006. Interest expense increased due to an increase in the amount of debt outstanding and an increase in the average rate of interest on debt outstanding during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 also included a $1.5 million charge for costs incurred in connection with a product financing arrangement.

Other income for the six months ended June 30, 2007 totaled $6.5 million as compared to $6.7 million for the six months ended June 30, 2006. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates increased $0.4 million and interest and other income decreased $0.6 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

No benefit for income taxes was provided during the six months ended June 30, 2007 as it was not more likely than not that the tax benefit associated with the losses incurred would result in a reduction of future income taxes payable. The provision for income taxes for the six months ended June 30, 2006 totaled $5.2 million.

As of January 1, 2007, the accounts of MSC were no longer included in our consolidated financial statements. As a result, no minority interest was recorded during the second quarter of 2007. The minority interest in the earnings of MSC for the six months ended June 30, 2006 totaled $0.2 million.

The net loss for the six months ended June 30, 2007 amounted to $101.5 million as compared to net income of $7.2 million for the six months ended June 30, 2006. The basic and diluted loss per share was $6.63 for the six months ended June 30, 2007 as compared to basic and diluted earnings per share of $0.50 and $0.49 for the six months ended June 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

During the six months ended June 30, 2007, we used $34.9 million of cash flow from operating activities, consisting of a net loss of $101.5 million, offset by non-cash items of $23.8 million, a $40.6 million decrease in working capital and a $2.2 million change in non-current items.

Working capital decreased as the result of a $122.4 million increase in accounts payable, a $21.4 million increase in other current liabilities and a $3.2 million decrease in other current assets, offset by a $83.6 million increase in accounts receivable and a $22.8 million increase in inventory at June 30, 2007 as compared to December 31, 2006. Accounts payable increased principally due to our obtaining payment terms on scrap purchases from our new scrap suppliers, terms on purchased slabs and coils and an increase in raw material purchases during June 2007 as compared to December 2006. Other current liabilities increased principally as the result of an increase in accrued severance costs at June 30, 2007 as compared to December 31, 2006 and the accrual of $9.3 million related to the settlement of an unfavorable sales contract. Other current assets decreased as a result of the receipt of a business interruption claim accrued at December 31, 2006 and received during the first quarter of 2007, offset by an increase in prepaid raw material balances. Accounts receivable increased principally due to an increase in sales for June 2007 as compared to December 2006. Inventory increased principally due to an increase in scrap inventory during the six months ended June 30, 2007, principally as a result of the termination of our previous scrap supply agreement which provided for vendor stocking of this raw material.

During the six months ended June 30, 2006, we used $44.4 million in cash flow from operating activities consisting of $89.1 million from changes in working capital, offset by net income of $7.2 million, non-cash items of $30.5 million and a $7.0 million change in non-current items.

Cash Flow from Investing Activities

During the six months ended June 30, 2007, capital expenditures used $13.4 million in cash flow, investments in affiliates used $18.6 million in cash flow, cash transferred to MSC upon deconsolidation used $11.2 million in cash flow and other investing activities provided $1.5 million in cash flow.

During the six months ended June 30, 2006, capital expenditures and changes in restricted cash used to fund capital expenditures used $68.9 million in cash flow and other investing activities provided $0.9 million in cash flow.

Cash Flow from Financing Activities

During the six months ended June 30, 2007, net borrowings, including book overdrafts, provided $62.4 million in cash flow and the issuance of common stock provided $0.4 million in cash flow.

During the six months ended June 30, 2006, the minority interest in MSC provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $55.7 million in cash flow.

Liquidity and Capital Resources

Liquidity is provided under our amended and restated $225.0 million revolving credit facility. At June 30, 2007, we had liquidity and capital resources of $54.5 million, consisting of cash and cash equivalents of $8.1 million and $46.4 million of availability under our revolving credit facility.

Liquidity and capital resources increased by approximately $11.0 million during the six months ended June 30, 2007. As a result of amendments to our revolving credit facility during 2007, our borrowing availability increased by $50.0 million. This increase was offset by an increase in borrowings and letters of credit outstanding under our revolving credit facility of $36.5 million and a decrease in cash and cash equivalents of $2.5 million (net of the MSC deconsolidation). Borrowings under our revolving credit facility increased principally due to cash flow used in operating and investing activities, including capital expenditures and capital contributions to MSC.

Under the terms of our amended and restated revolving credit facility, we are obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If we meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, we are not required to maintain any amount of minimum borrowing availability during the succeeding quarter. As a result, our borrowing capacity (including outstanding letters of credit) is limited to a maximum of $225.0 million during the next succeeding quarter. If we fail to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, we are required to maintain minimum borrowing availability of $50.0 million at all times during the succeeding quarter. If the consolidated fixed charge coverage ratio is not met at the end of the preceding quarter, we are allowed to access up to $50.0 million of excess collateral, if available, as additional borrowing availability under the revolving credit agreement through the third quarter of 2007. Access of up to $50.0 million of excess collateral declines by defined amounts in the credit agreement beyond the third quarter of 2007. Provided that sufficient collateral will support such borrowings at the end of the preceding quarter, our borrowing capacity (including outstanding letters of credit) is limited to the $225.0 million committed amount of the facility during the third quarter of 2007 and at reduced amounts thereafter. At June 30, 2007, we were in compliance with the financial covenants under our amended and restated revolving credit facility.

At June 30, 2007, $150.7 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $27.9 million. As of June 30, 2007, we failed to meet the consolidated fixed charge coverage ratio of 1.0:1. As a result, we will be required to maintain $50.0 million of minimum borrowing availability during the third quarter of 2007 and our maximum borrowing capacity under the facility, including outstanding letters of credit, will be limited to $225.0 million during the third quarter of 2007.

At July 31, 2007, $158.3 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $27.2 million. At July 31, 2007, we had liquidity and capital resources of $54.1 million, consisting of cash and cash equivalents of $14.6 million and $39.5 million of availability under our revolving credit facility.

Under the terms of our term loan agreement, as amended, we are required to meet a consolidated fixed charge coverage ratio commencing with the second quarter of 2008 and for all quarters thereafter.

Management anticipates that unless our operating results are better than currently forecast, we may require additional liquidity in the foreseeable future. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about our ability to continue as a going concern. This situation could be mitigated if operating results improve as a result of higher sales volume and/or pricing, including the sale of purchased slabs at competitive costs, or through operating cost or productivity improvements. Also, additional financing might include, but not be limited to, (i.) the proposed combination of us with Esmark, (ii.) amending our revolving credit facility to allow for access to additional availability, (iii.) refinancing of our term loan agreement to eliminate or modify the existing financial covenant, (iv.) an equity or rights offering under our existing $125 million shelf registration statement, (v.) raising additional capital through a private placement offering, or (vi.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that we will be able to obtain additional financing.

Management does not believe, after consultation with legal counsel, that a material adverse effect has occurred under our loan agreements due to (a.) recent losses, (b.) the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion, and/or (c.) our probable non-compliance with the fixed charge coverage ratio under the term loan agreement, as amended, which will become effective again as of April 1, 2008. However, there can be no assurance that the lenders under our loan agreements will not determine that one or more of these developments, alone or in combination with future developments, constitute a material adverse effect under our loan agreements. Such a determination would restrict our ability to borrow under our revolving credit facility and adversely affect our liquidity and financial position. Additionally, management believes, after consultation with legal counsel, that no event of default has occurred due to the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion.

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

$250 Million Term Loan Agreement

In August 2003, WPSC entered into a $250.0 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed in part by the Emergency Steel Loan Guarantee Board (Loan Board) and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be

November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must repay an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008.

Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect as of April 1, 2008 and for each quarter thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2008. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to merge with Esmark. As part of the amendment, we also agreed, subject to consummation of the combination with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the combination with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.

Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.5% at June 30, 2007. At June 30, 2007, $149.9 million was outstanding under the term loan. The term loan, as amended, is payable in quarterly installments of $6.25 million, commencing with the third quarter of 2008. However, we are obligated to make a final payment to the agent of the outstanding balance of the term loan on August 1, 2008 if such loan is not re-offered. Additionally, subject to consummation of the combination with Esmark, we are obligated to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation.

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

On May 9, 2007, the revolving credit agreement was further amended to allow us to access an additional $5.0 million of collateral in excess of the $225.0 million commitment under the facility through the third quarter of 2007. As a result, we will be able to access up to $50.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount through the third quarter of 2007. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow the entire $225.0 million amount under the facility through the third quarter of 2007 and at reduced amounts thereafter. All other terms remain substantially the same.

Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 7.4% at June 30, 2007. At June 30, 2007, $150.7 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $27.9 million.

Convertible Debt

On March 16, 2007, we issued $50.0 million of convertible subordinated promissory notes to certain institutional investors who are stockholders of the Company and Esmark, as well as to affiliates of James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President. Pursuant to the terms of such notes, the debt will be convertible into our common stock upon consummation of a combination between us and Esmark at a price of $20 per share (and the holders of the convertible notes will be permitted to participate in the Esmark combination as stockholders of the Company), or if not consummated, at the election of the investors, the notes may be converted at an alternative conversion price which will not be more than $20 per share or less than $15 per share or shall be payable in cash on November 15, 2008, subject to limitations relative to our term loan agreement and revolving credit facility. Interest shall be payable in cash at a per annum rate of 6% payable quarterly in arrears. In the event that the combination between us and Esmark is not consummated by January 1, 2008, the per annum interest rate shall increase to 9% per annum retroactively to the issuance date. In June 2007, we adjusted the conversion price on $5,000 of these notes issued to affiliates of Messrs. James and Craig Bouchard to a fixed amount of $24.51.

On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes are exchangeable into the common stock of “New Esmark” upon consummation of a combination of us and Esmark at a price of $20 per share, or, if not consummated, the notes are payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date.

$40 Million Series A Notes

In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40.0 million in settlement of claims under our bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association and Bank One, N.A., respectively The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or proceeds from the sale of certain joint venture interests, no payment of principal shall be required until such notes become due. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from Wheeling-Nisshin and OCC to WPSC are not adequate to pay all of the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to us, subject to certain limitations set forth in its credit agreement and its subordination agreement. We are subject to, and are currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in Wheeling-Nisshin or OCC, and payments of dividends and distributions.

$20 Million Series B Notes

In August 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20.0 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association, and Bank One, N.A., respectively The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in six of our joint ventures, Wheeling-Nisshin, OCC, MSC, Feralloy, Jensen Bridge and Avalon, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2007, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due (Dollars in millions)
	Total		Remainder of 2007	2008 to 2009	2010 to 2011	Thereafter
Long-term debt	$299.1	(1)	$2.5	$224.4	$72.2	$—
Interest on long-term debt	52.7	(2)	9.7	36.5	6.5	—
Capital leases	5.8	(3)	0.3	1.7	1.4	2.4
Long-term operating leases	19.2		2.0	6.8	5.3	5.1
Other long term liabilities:
Steelworker Pension Trust	14.3	(4)	6.1	8.2	—	—
OPEB	28.9	(5)	2.3	11.7	14.9	—
Coal miner retiree medical	1.6		0.1	0.2	0.1	1.2
Workers’ compensation	26.1	(6)	2.9	11.6	11.6	—
Purchase commitments:
Oxygen supply	88.7	(7)	5.4	20.0	23.2	40.1
Electricity	80.0	(8)	3.8	15.0	14.0	47.2
Coal	4.2	(9)	4.2	—	—	—
Capital commitments	15.4	(10)	7.3	8.1	—	—
Capital contribution - MSC	6.5		5.7	0.8	—	—

Total	$642.5		$52.3	$345.0	$149.2	$96.0

1.	Represents scheduled principal payments on existing indebtedness, without giving consideration to the reclassification of certain long-term debt as current obligations as discussed in Note 15.

2.	Represents estimated interest payments on existing long-term debt, including amortization of debt discount of $9.1 million on convertible debt.

3.	Represents scheduled principal payments on existing capital lease obligations.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and includes the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2011.

6.	Amounts reflect our current estimate of corporate cash outflows for workers’ compensation and excludes the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2011.

7.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.

8.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. At June 30, 2007, a maximum termination payment of $27.7 million would have been required to terminate the contract.

9.	In 2004, we amended our contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

10.	Amounts reflect contractual commitments for capital expenditures as of June 30, 2007.

Planned Capital Expenditures

Currently, our planned capital expenditures for the three-year period 2007 through 2009 total approximately $147.1 million. Major capital expenditures for the three-year period 2007 through 2009 include, but are not limited to, the following capital projects:

•	$69.6 million for improvements to our primary production facility;

•	$36.3 million for improvements of our finishing facilities;

•	$4.2 million for improvements of our corrugating facility; and

•	$28.1 million for environmental projects.

For the six months ended June 30, 2007, we spent $13.4 million on capital expenditures and we expect to spend approximately $11.6 million on capital expenditures during the remaining portion of 2007.

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

During the six months ended June 30, 2007, we incurred no VEBA or profit sharing obligation.

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

Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of "creditable" shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of June 30, 2007, 1,289,158 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.

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

During the six months ended June 30, 2007, no variable contributions were incurred.

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

Profit Sharing Plans

Pursuant to the collective bargaining agreement with the USW, and in addition to our obligations to make contributions to the VEBA trust based on our profitability as described under VEBA Trust above, we have an obligation to make quarterly profit sharing payments to or for the benefit of our active USW employees in an amount equal to 15% of our profits for the quarter, if any, in excess of $30 profit per ton of steel shipped to third parties. For this purpose, profits are defined as earnings before interest and taxes, calculated on a consolidated basis, excluding effects of certain amounts as set forth in the collective bargaining agreement. We have the discretion to make future payments, if any, in cash or in our common stock. Under the terms of the plan, we must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to our annual audited financial statements. All payments in stock will be contributed to the participant’s 401(k) account, while payments in cash, if any, will be made directly to plan participants. To the extent that contributions of stock under this plan in any fiscal year, together with stock contributions to the VEBA trust under (iv) of the Variable Contribution formula described under "VEBA trust" above, exceed 10% of our common stock, on a fully diluted basis, we may satisfy our contribution obligation in the form of profit sharing notes. All profit sharing payments that become due are considered 100% vested when made.

During the six months ended June 30, 2007, no profit sharing obligation was incurred.

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

During the six months ended June 30, 2007, no profit sharing obligation was incurred.

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

We adopted Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of December 31, 2006.

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

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, in May 2007. The FSP No. 48-1 amended FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This staff position had no material impact on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards (FASB) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.

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

We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At June 30, 2007, approximately 65% of the aggregate principal amount of our debt outstanding was at fixed rates with the balance outstanding under variable rates. Since our portfolio of debt is comprised principally of fixed-rate instruments, the fair value of debt is relatively sensitive to the effects of interest rate fluctuations. Our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $1.6 million.

Credit Risk

Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.

Foreign Currency Exchange Risk

We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also effective to insure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

As of June 30, 2007, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On June 6, 2007, Herman Strauss, Inc. (Strauss) commenced an arbitration proceeding against us arising out of the termination, in the first quarter of 2007, of three agreements dated April 8, 2004, between us and Strauss relating to the supply and processing of steel scrap by Strauss. That termination arose out of the failure to resolve several issues, including workplace safety practices, billing issues and other significant matters, relating to Strauss’ performance under those agreements. In our responsive filing, we have asserted substantial claims arising out of Strauss’ performance and practices under the agreements.

On June 7, 2007, Metal Management, Inc. (MMI), filed a complaint against us in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by us to MMI for steel scrap. The litigation filed by MMI was in response to our June 4, 2007 written notification that, due to an unacceptable number of scrap quality deficiencies, we were rejecting and would accept no further deliveries of several grades of steel scrap. The June 4, 2007 notice of default was preceded by several weeks of efforts by us to react to, and mitigate injuries arising out of, these steel scrap quality deficiencies. We also advised MMI on June 4, 2007 that, subject to compliance with specifications, we would continue to accept delivery of, and make timely payment for, the two remaining scrap grades ordered by us. To date, we have made payments of over $31.0 million to MMI for steel scrap ($8.9 million of which were made subsequent to MMI commencing litigation). A significant portion of the claim asserted in MMI’s lawsuit is for scrap that was rejected as a result of the unacceptable number of scrap quality deficiencies as well as for amounts that are not yet due under existing contractual terms. We will file a responsive pleading in due course and intend to vigorously assert our claims relative to MMI’s failure to comply with scrap specifications.

As previously reported, in April 2005 we filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between us and CWVEC. On June 9, 2006, the court granted leave to allow us to amend our complaint to add fraud claims, to add Massey as a defendant and to add MSC as a co-plaintiff. The trial of this matter commenced on May 29, 2007. After a four week trial, on July 2, 2007, the jury awarded us and MSC $119.85 million in compensatory damages and $100.0 million in punitive damages. Post-trial motions were heard by the trial judge on July 30, 2007 and, by order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24.1 million. The court also granted judgment on a counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4.5 million. Taking into account both the pre-judgment interest and the award in favor of Massey on its counterclaim, the amount of the judgment entered in the trial court totals approximately $239.4 million. Massey has stated publicly that it intends to appeal this verdict.

In a related CWVEC matter, on May 24, 2006, the U.S. District Court, for the Northern District of Ohio ruled in our favor by affirming all of the previously disclosed rulings by the U.S. Bankruptcy Court for the Northern District of Ohio in 2005 regarding assignment of the CWVEC coal contract to MSC and interpreting the assignment provision of such contract. By Order and Opinion dated June 11, 2007, the U.S Court of Appeals for the Sixth Circuit affirmed the District Court’s May 24, 2006 decision.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the information set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have experienced recent substantial losses, have used a substantial amount of cash, may need additional liquidity in the foreseeable future and have received a going concern modification in the report of our independent registered public accounting firm

During the six months ended June 30, 2007, we incurred unexpected substantial net losses and used an unexpected substantial amount of cash for capital investments and working capital, principally as a result of increased scrap market prices and changes in vendor contracts and decreased selling prices and volumes. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, we have been able to obtain relief from such covenants. At this time, however, management cannot assure whether it will be able to obtain such covenant relief. Management anticipates that we may require additional liquidity in the foreseeable future. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about our ability to continue as a going concern.

This situation could be mitigated if operating results improve as a result of higher sales volume and/or pricing, including the sale of purchased slabs at competitive costs, or through operating cost or productivity improvements. Also, additional financing might include, but not be limited to, (i.) the proposed combination of us with Esmark, (ii.) amending our revolving credit facility to allow for access to additional availability, (iii.) refinancing of our term loan agreement to eliminate or modify the existing financial covenant, (iv.) an equity or rights offering under our existing $125 million shelf registration statement, (v.) raising additional capital through a private placement offering, or (vi.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that we will be able to obtain additional financing.

Management does not believe, after consultation with legal counsel, that a material adverse effect has occurred under our loan agreements due to (a.) recent losses, (b.) the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion, and/or (c.) our probable non-compliance with the fixed charge coverage ratio under the term loan agreement, as amended, which will become effective again as of April 1, 2008. However, there can be no assurance that the lenders under our loan agreements will not determine that one or more of these developments, alone or in combination with future developments, constitute a material adverse effect under our loan agreements. Such a determination would restrict our ability to borrow under our revolving credit facility and adversely affect our liquidity and financial position. Additionally, management believes, after consultation with legal counsel, that no event of default has occurred due to the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.1	Note Purchase Agreement, dated May 8, 2007, entered into between Wheeling-Pittsburgh Steel Corporation, Wheeling-Pittsburgh Corporation, Clayton Acquisition Corporation and each of Chesapeake Partners Limited Partnership, Chesapeake Partners International Ltd., Durham Acquisition Co., LLC and JMB Capital Partners, L.P.

10.2	Form of Senior Unsecured Exchangeable Promissory Note of Wheeling-Pittsburgh Steel Corporation executed in favor of Chesapeake Partners Limited Partnership, Chesapeake Partners International Ltd., Durham Acquisition Co., LLC and JMB Capital Partners, L.P.

10.3	Third Amendment, dated May 9, 2007, to the Amended and Restated Revolving Loan Agreement, among Wheeling-Pittsburgh Steel Corporation, Wheeling-Pittsburgh Corporation, General Electric Capital Corporation, as administrative agent, and the other Lendors signatory thereto.

10.4	Amended and Restated Employment Agreement, effective as of July 17, 2007, between Paul J. Mooney and Wheeling-Pittsburgh Steel Corporation.

10.5	Amended and Restated Employment Agreement, effective as of July 17, 2007, between Michael P. DiClemente and Wheeling-Pittsburgh Steel Corporation.

10.6	Amended and Restated Employment Agreement, effective as of July 17, 2007, between Vincent D. Assetta and Wheeling-Pittsburgh Steel Corporation.

10.7	Letter agreement, dated June 7, 2007, by and between Bouchard Group, LLC and Wheeling-Pittsburgh Corporation amending Senior Subordinated Unsecured Convertible Promissory Note dated March 16, 2007.

10.8	Letter agreement, dated June 7, 2007, by and between Bouchard 10S, LLC and Wheeling-Pittsburgh Corporation amending Senior Subordinated Unsecured Convertible Promissory Note dated March 16, 2007.

31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

Dated: August 9, 2007