Form 10-Q/A
period 2007-03-31
WHEELING PITTSBURGH CORP /DE/
filed 2007-10-09
CIK 941738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

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

EXPLANATORY NOTE

The certification of Paul J. Mooney, Chief Financial Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification) attached to the original filing of Form 10-Q for the quarterly period ended March 31, 2007 as Exhibit 31.2 inadvertently referred to the annual report on Form 10-K as opposed to the quarterly report on Form 10-Q. Exhibit 31.2 has been amended to properly refer to the quarterly report on Form 10-Q.

1

PART II – OTHER INFORMATION

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING-PITTSBURGH CORPORATION

/s/ Paul J. Mooney
Paul J. Mooney
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 8, 2007

3