Form 10-Q/A
period 2007-06-30
WHEELING PITTSBURGH CORP /DE/
filed 2007-10-09
CIK 941738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANTORY NOTE

Footnote 17 to the Notes to Condensed Consolidated Financial Statement (Unaudited) has been amended to clearly indicate that Wheeling-Pittsburgh Corporation believes that it is neither probable nor reasonably possible that a liability has been incurred as of June 30, 2007 relative to the litigation referred to in the first paragraph of Footnote 17.

The certification of Paul J. Mooney, Chief Financial Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification) attached to the original filing of Form 10-Q for the quarterly period ended June 30, 2007 as Exhibit 31.2 inadvertently referred to the annual report on Form 10-K as opposed to the quarterly report on Form 10-Q. Exhibit 31.2 has been amended to properly refer to the quarterly report on Form 10-Q.

PART I—FINANCIAL INFORMATION

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,098	$21,842
Accounts receivables, less allowance for doubtful accounts of $3,104 and $2,882	217,861	138,513
Inventories	225,394	212,221
Prepaid expenses and other current assets	22,581	27,911

Total current assets	473,934	400,487
Investment in and advances to affiliated companies	130,676	53,585
Property, plant and equipment, less accumulated depreciation of $118,008 and $114,813	447,759	626,210
Deferred income tax benefits	25,224	30,537
Restricted cash	—	2,163
Other intangible assets, less accumulated amortization of $2,155 and $2,136	236	255
Other assets	7,613	9,308

Total assets	$1,085,442	$1,122,545

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $9,836 and $13,842	$199,572	$99,536
Short-term debt	150,700	110,000
Payroll and employee benefits payable	40,061	34,766
Accrued income and other taxes	9,039	10,333
Deferred income taxes payable	25,224	30,537
Accrued interest and other current liabilities	26,031	10,257
Convertible debt, net of discount of $7,624 (see Note 15)	65,376	—
Long-term debt due in one year (see Note 15)	226,196	32,119

Total current liabilities	742,199	327,548
Long-term debt	13,356	254,961
Employee benefits	123,400	121,953
Other liabilities	12,523	25,600

Total liabilities	891,478	730,062

Minority interest in consolidated subsidiary	—	106,290

Stockholders’ equity
Preferred stock—$.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.01 par value; 80,000,000 shares authorized; 15,342,149 and 15,274,796 issued; 15,335,483 and 15,268,130 shares outstanding	153	153
Additional paid-in capital	301,025	289,903
Accumulated deficit	(105,644)	(4,159)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive (loss) income	(1,470)	396

Total stockholders’ equity	193,964	286,193

Total liabilities and stockholders’ equity	$1,085,442	$1,122,545

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

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005		$147	$276,097	$(10,640)	$(100)	$—	$265,504
Net income	$6,481	—	—	6,481		—	6,481

Stock issued:
Employee benefit plans		6	10,986	—	—	—	10,992
Stock options exercised		—	262	—	—	—	262
Stock-based compensation		—	2,232	—	—	—	2,232
Stock option grants		—	326	—	—	—	326
Adjustment to initially apply FASB Statement No. 158 without tax effect		—	—	—	—	396	396

Balance, December 31, 2006		153	289,903	(4,159)	(100)	396	286,193
Comprehensive loss:
Net loss	$(101,485)	—	—	(101,485)	—	—	(101,485)
Amortization of:
Actuarial loss	473	—	—	—	—	473	473
Prior service cost (benefit)	(2,339)	—	—	—	—	(2,339)	(2,339)

Comprehensive loss	$(103,351)

Stock issued:
Employee benefit plans		—	420	—	—	—	420
Stock options exercised		—	418	—	—	—	418
Stock-based compensation		—	1,069	—	—	—	1,069
Stock option grants		—	148	—	—	—	148
Convertible debt - beneficial conversion feature		—	9,067	—	—	—	9,067

Balance, June 30, 2007		$153	$301,025	$(105,644)	$(100)	$(1,470)	$193,964

					Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2005					14,686,354	6,666	14,679,688
Shares issued - employee benefit plans					559,477	—	559,477
Stock options exercised					28,965	—	28,965

Balance, December 31, 2006					15,274,796	6,666	15,268,130
Shares issued - employee benefit plans					45,951	—	45,951
Stock options exercised					21,402	—	21,402

Balance, June 30, 2007					15,342,149	6,666	15,335,483

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.	Basis of Presentation

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

The Company owns a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. Through December 31, 2006, the accounts of MSC were included in the consolidated financial statements of the Company (see Note 16). The Company acquires coke from MSC at cost, as defined by a coke supply agreement, plus 5%. During the quarter and six months ended June 30, 2007, the Company acquired coke and coke-related products from MSC in the amount of $32,250 and $59,623, respectively. The Company provides services to MSC under a management agreement and an operating agreement. During the quarter and six months ended June 30, 2007, the Company billed MSC $9,820 and $19,911, respectively, for such services. At June 30, 2007, the Company had accounts payable to MSC of $9,317 and had accounts receivable due from MSC of $4,836. At June 30, 2007, the Company had a note receivable due from MSC of $3,723, which bears interest at the prime rate, plus 1.25%, which was received in July 2007. The Company recorded interest income on the note receivable of $34 and $140 during the quarter and six months ended June 30, 2007. The Company received principal payments on the loan of $800 during the six months ended June 30, 2007. The Company made capital contributions to MSC of $18,500 during the six months ended June 30, 2007. Effective July 2007, the Company will acquire coke from MSC at cost, as defined by the coke supply agreement, without considering depreciation expense and without the 5% markup.

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

Litigation

Effective March 31, 2007, the Company’s scrap processing and supply agreements with Herman Strauss, Inc. (Strauss) were terminated as a result of a commercial dispute regarding Strauss’ performance under those agreements. Strauss subsequently invoked the arbitration provisions of those agreements, claiming damages of approximately $18,000 associated with the dispute and termination of the agreements. The Company has asserted counter-claims against Strauss which significantly exceed the magnitude of the claims asserted by Strauss, based upon allegations that Strauss committed numerous material breaches of the agreements resulting in significant damages to the Company. The Company is also involved in unrelated litigation with a second scrap supplier, Metal Management, Inc. (MMI), arising out of MMI’s supply of scrap to the Company. Quality issues associated with several grades of scrap supplied to the Company by MMI resulted in the Company rejecting a substantial quantity of shipments of those scrap grades and advising MMI that it would accept no further shipments. MMI immediately commenced action in state court in New York alleging a right for payment of more than $31,000 (subsequently amended to $28,222) for all past and future deliveries of scrap under purchase orders issued by the Company. The Company has continued to accept delivery of scrap conforming to specification and has, since the filing of that action, issued payments in excess of $10,200 to MMI. As to MMI’s assertion that it is entitled to payment for delivered and undelivered scrap products which the Company asserts is not in compliance with specification, the Company is vigorously defending MMI’s claim and will, in its responsive pleadings, assert counterclaims against MMI. In light of the nature of these disputes and the significant counterclaims asserted by the Company, the Company believes that it is neither probable nor reasonably possible that a liability has been incurred as of June 30, 2007. As a result, no amount has been accrued as of June 30, 2007 relative to these suits.

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

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. The Company is committed to make additional capital contributions of $6,500 to MSC,of which $5,723 is due in 2007.

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$8,098	$—	$8,098
Trade accounts receivables	—	217,861	—	217,861
Inventories	—	225,394	—	225,394
Other current assets	122	22,459	—	22,581

Total current assets	122	473,812	—	473,934
Intercompany receivables	50,000	10,838	(60,838)	—
Investments and advances in affiliates	197,089	130,676	(197,089)	130,676
Property, plant and equipment, net	2,255	445,504	—	447,759
Other non-current assets	896	32,177	—	33,073

Total assets	$250,362	$1,093,007	$(257,927)	$1,085,442

Liabilities and stockholders’ equity
Accounts payable	$—	$199,572	$—	$199,572
Short-term debt, including current portion	—	376,896	—	376,896
Convertible debt	42,376	23,000		65,376
Other current liabilities	3,062	97,293	—	100,355

Total current liabilities	45,438	696,761	—	742,199
Intercompany payable	10,838	50,000	(60,838)	—
Long-term debt	—	13,356	—	13,356
Other non-current liabilities	122	135,801	—	135,923
Stockholders’ equity	193,964	197,089	(197,089)	193,964

Total liabilities and stockholders’ equity	$250,362	$1,093,007	$(257,927)	$1,085,442

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment, net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000	—	110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest	—	106,290	—	106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders’ equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Quarter Ended June 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$466,977	$—	$466,977
Cost of sales	—	474,284	—	474,284
Depreciation and amortization expense	—	9,260	—	9,260
Selling, administrative and general expense	997	17,870	—	18,867

Operating loss	(997)	(34,437)	—	(35,434)
Interest expense	(2,051)	(8,943)	834	(10,160)
Other income including equity earnings of affiliates	(38,541)	4,005	38,541	4,005

Loss before income taxes	(41,589)	(39,375)	39,375	(41,589)
Income tax benefit	—	—	—	—

Net loss	$(41,589)	$(39,375)	$39,375	$(41,589)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Quarter Ended June 30, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$493,925	$—	$493,925
Cost of sales	—	445,384	—	445,384
Depreciation and amortization expense	—	8,830	—	8,830
Selling, administrative and general expense	476	19,949	—	20,425

Operating income	(476)	19,762	—	19,286
Interest expense	—	(7,024)	—	(7,024)
Other income including equity earnings of affiliates	9,920	3,838	(9,920)	3,838

Income before income taxes	9,444	16,576	(9,920)	16,100
Income tax provision	115	5,118	—	5,233

Income before minority interest	9,329	11,458	(9,920)	10,867
Minority interest	—	(1,538)	—	(1,538)

Net income	$9,329	$9,920	$(9,920)	$9,329

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$864,698	$—	$864,698
Cost of sales	—	890,556	—	890,556
Depreciation and amortizaton expense	—	18,816	—	18,816
Selling, administrative and general expense	2,219	41,432	—	43,651

Operating loss	(2,219)	(86,106)	—	(88,325)
Interest expense	(2,410)	(18,249)	967	(19,692)
Other income including equity earnings of affiliates	(96,856)	6,532	96,856	6,532

Loss before income taxes	(101,485)	(97,823)	97,823	(101,485)
Income tax benefit	—	—	—	—

Net loss	$(101,485)	$(97,823)	$97,823	$(101,485)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$930,903	$—	$930,903
Cost of sales	—	853,502	—	853,502
Depreciation and amortizaton expense	—	17,137	—	17,137
Selling, administrative and general expense	2,495	38,580	—	41,075

Operating income	(2,495)	21,684	—	19,189
Interest expense	—	(13,175)	—	(13,175)
Other income including equity earnings of affiliates	9,829	6,654	(9,829)	6,654

Income before income taxes	7,334	15,163	(9,829)	12,668
Income tax provision	115	5,118	—	5,233

Income before minority interest	7,219	10,045	(9,829)	7,435
Minority interest	—	(216)	—	(216)

Net income	$7,219	$9,829	$(9,829)	$7,219

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$(418)	$(34,503)	$—	$(34,921)

Investing activities:
Capital expenditures	—	(13,393)	—	(13,393)
Investment and advances to affiliates	—	(29,721)	—	(29,721)
Loan to subsidiary	(50,000)	—	50,000	—
Other	—	1,440	—	1,440

Net cash used in investing activities	(50,000)	(41,674)	50,000	(41,674)

Financing activities:
Net borrowings	50,000	65,187	(50,000)	65,187
Change in book overdraft	—	(2,754)	—	(2,754)
Issuance of common stock	418	—	—	418

Net cash provided by financing activities	50,418	62,433	(50,000)	62,851

Net decrease in cash and cash equivalents	—	(13,744)	—	(13,744)
Cash and cash equivalents, beginning of period	—	21,842	—	21,842

Cash and cash equivalents, end of period	$—	$8,098	$—	$8,098

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$—	$(44,437)	$—	$(44,437)

Investing activities:
Capital expenditures	—	(58,245)	—	(58,245)
Change in restricted cash used to fund capital expenditures	—	(10,686)	—	(10,686)
Other	—	888	—	888

Net cash used in investing activities	—	(68,043)	—	(68,043)

Financing activities:
Net borrowings	—	64,028	—	64,028
Change in book overdraft	—	(8,287)	—	(8,287)
Minority interest investment in subsidiary	—	60,000	—	60,000

Net cash provided by financing activities	—	115,741	—	115,741

Net increase in cash and cash equivalents	—	3,261	—	3,261
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$12,124	$—	$12,124

PART II—OTHER INFORMATION

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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