Form 10-Q
period 2007-09-30
WHEELING PITTSBURGH CORP /DE/
filed 2007-11-07
CIK 941738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐

The registrant had 15,371,178 shares of its common stock, par value $0.01 per share, issued and outstanding as of October 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net sales, including sales to affiliates of $71,616, $104,505, $193,447 and $287,751	$393,028	$482,731	$1,257,726	$1,413,634

Cost and expenses:
Cost of sales, including cost of sales to affiliates of $76,995, $87,578, $207,631 and $264,513	409,573	427,401	1,300,129	1,280,903
Depreciation and amortization expense	9,985	9,315	28,801	26,452
Selling, general and administrative expense	18,860	20,755	62,511	61,830

Total cost and expenses	438,418	457,471	1,391,441	1,369,185

Operating (loss) income	(45,390)	25,260	(133,715)	44,449
Interest expense and other financing costs	(10,851)	(6,788)	(30,543)	(19,963)
Other (loss) income	(104)	4,749	6,428	11,403

(Loss) income before income taxes and minority interest	(56,345)	23,221	(157,830)	35,889
Income tax provision	196	6,341	196	11,574

(Loss) income before minority interest	(56,541)	16,880	(158,026)	24,315
Minority interest	—	472	—	256

Net (loss) income	$(56,541)	$17,352	$(158,026)	$24,571

(Loss) earnings per share:
Basic	$(3.68)	$1.18	$(10.31)	$1.68
Diluted	$(3.68)	$1.16	$(10.31)	$1.66
Weighted average shares (in thousands):
Basic	15,354	14,752	15,325	14,600
Diluted	15,354	14,972	15,325	14,811

Note:

The condensed consolidated statements of operations for the quarter and nine months ended September 30, 2007, the condensed consolidated balance sheet at September 30, 2007 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 do not include Mountain State Carbon, LLC (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$10,375	$21,842
Accounts receivables, less allowance for doubtful accounts of of $2,281 and $2,882	157,949	138,513
Inventories	241,387	212,221
Prepaid expenses and other current assets	11,641	27,911

Total current assets	421,352	400,487
Investment in and advances to affiliated companies	130,811	53,585
Property, plant and equipment, less accumulated depreciation of $127,504 and $114,813	444,869	626,210
Deferred income tax benefits	22,732	30,537
Restricted cash	—	2,163
Other intangible assets, less accumulated amortization of $2,165 and $2,136	30	255
Other assets	7,035	9,308

Total assets	$1,026,829	$1,122,545

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $10,297 and $13,842	$184,834	$99,536
Short-term debt	165,900	110,000
Payroll and employee benefits payable	42,397	34,766
Accrued income and other taxes	7,648	10,333
Deferred income taxes payable	22,732	30,537
Accrued interest and other current liabilities	24,501	10,257
Convertible debt, net of discount of $6,341 (see Note 15)	66,659	—
Long-term debt due in one year (see Note 15)	232,567	32,119

Total current liabilities	747,238	327,548
Long-term debt, less amount due in one year	6,256	254,961
Employee benefits	123,380	121,953
Other liabilities	12,488	25,600

Total liabilities	889,362	730,062

Minority interest in consolidated subsidiary	—	106,290

Stockholders’ equity
Preferred stock - $.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.01 par value; 80,000,000 shares authorized; 15,364,382 and 15,274,796 issued; 15,357,716 and 15,268,130 shares outstanding	154	153
Additional paid-in capital	302,001	289,903
Accumulated deficit	(162,185)	(4,159)
Treasury stock, 6,666 shares, at cost	(100)	(100)
Accumulated other comprehensive (loss) income	(2,403)	396

Total stockholders’ equity	137,467	286,193

Total liabilities and stockholders’ equity	$1,026,829	$1,122,545

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(158,026)	$24,571
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	28,801	26,452
VEBA, profit sharing and other stock transactions	614	10,832
Other postretirement benefits	(1,265)	(1,238)
Deferred compensation and stock options	2,000	2,459
Amortization of debt discount	2,726	—
Dividends, net of equity income of affiliated companies	3,832	1,242
Interest paid in-kind	964	940
Loss (gain) on disposition of assets	500	(405)
Deferred income taxes	196	11,458
Minority interest	—	(256)
Other	31	42
Changes in current assets and current liabilities:
Accounts receivable	(23,674)	(72,476)
Inventories	(38,803)	(47,406)
Other current assets	14,107	1,003
Accounts payable	107,214	(4,717)
Other current liabilities	20,809	2,105
Other assets and liabilities, net	2,185	6,466

Net cash used in operating activities	(37,789)	(38,928)

Cash flows from investing activities:
Payments from affiliates	4,773	1,875
Investment in affiliates	(24,887)	(462)
Cash transfer to deconsolidated affiliate (see Note 16)	(11,159)	—
Capital expenditures	(21,388)	(81,910)
Change in restricted cash used to fund capital expenditures	—	7,027
Proceeds from sale of assets	1,210	522

Net cash used in investing activities	(51,451)	(72,948)

Cash flows from financing activities:
Book overdraft	(2,293)	(10,120)
Net change in short-term debt	55,900	92,800
Borrowing of long-term debt	73,000	—
Repayment of long-term debt	(49,252)	(22,473)
Minority interest investment in subsidiary	—	60,000
Stock options exercised	418	—

Net cash provided by financing activities	77,773	120,207

(Decrease) increase in cash and cash equivalents	(11,467)	8,331
Cash and cash equivalents, beginning of period	21,842	8,863

Cash and cash equivalents, end of period	$10,375	$17,194

The accompanying notes are an integral part of the consolidated financial statements.

WHEELING-PITTSBURGH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Compre- hensive (Loss) Income	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Comprehen- sive (Loss) Income	Total
Balance, December 31, 2005		$147	$276,097	$(10,640)	$(100)	$—	$265,504
Net income	$6,481	—	—	6,481		—	6,481

Stock issued:
Employee benefit plans		6	10,986	—	—	—	10,992
Stock options exercised		—	262	—	—	—	262
Stock-based compensation		—	2,232	—	—	—	2,232
Stock option grants		—	326	—	—	—	326
Adjustment to initially apply
FASB Statement No. 158 without tax effect		—	—	—	—	396	396

Balance, December 31, 2006		153	289,903	(4,159)	(100)	396	286,193
Comprehensive loss:
Net loss	$(158,026)	—	—	(158,026)	—	—	(158,026)
Amortization of:
Actuarial loss	710	—	—	—	—	710	710
Prior service cost (benefit)	(3,509)	—	—	—	—	(3,509)	(3,509)

Comprehensive loss	$(160,825)

Stock issued:
Employee benefit plans		1	613	—	—	—	614
Stock options exercised		—	418	—	—	—	418
Stock-based compensation		—	1,806	—	—	—	1,806
Stock option grants		—	194	—	—	—	194
Convertible debt - beneficial conversion feature		—	9,067	—	—	—	9,067

Balance, September 30, 2007		$154	$302,001	$(162,185)	$(100)	$(2,403)	$137,467

	Issued	Treasury	Outstanding
Share Activity:
Balance, December 31, 2005	14,686,354	6,666	14,679,688
Shares issued - employee benefit plans	559,477	—	559,477
Stock options exercised	28,965	—	28,965

Balance, December 31, 2006	15,274,796	6,666	15,268,130
Shares issued - employee benefit plans	68,184	—	68,184
Stock options exercised	21,402	—	21,402

Balance, September 30, 2007	15,364,382	6,666	15,357,716

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.	Basis of Presentation

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

The condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. During the nine months ended September 30, 2007, the Company incurred an unexpected substantial net loss, used a substantial amount of cash for operating and investing activities and had a working capital deficiency at September 30, 2007. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. Management anticipates that the Company may require additional liquidity in the foreseeable future. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about the Company’s ability to continue as a going concern.

This situation could be mitigated if operating results improve as a result of higher sales volume and/or pricing, including the sale of processed purchased slabs at competitive costs, or through operating cost or productivity improvements or if additional financing is obtained. Additional financing might include, but not be limited to, (i.) the proposed combination of the Company with Esmark Incorporated (Esmark), (ii.) amending the Company’s revolving credit facility to allow for access to additional availability, (iii.) refinancing of the Company’s term loan agreement to eliminate or modify the existing financial covenant, (iv.) an equity or rights offering under the Company’s existing $125 million shelf registration statement, (v.) raising additional capital through a private placement offering, or (vi.) the sale of assets. Management cannot, at this time, give any assurance that the proposed combination with Esmark will be approved, that operating results will improve or that the Company will be able to obtain additional financing.

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

These financial statements, including notes thereto, have been prepared in accordance with applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The results reported in these financial statements may not be indicative of the results that may be expected for the entire year. This Form 10-Q should be read in conjunction with the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2006.

2.	New Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, in May 2007. FSP No. 48-1 amended FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This staff position had no material impact on the Company’s financial statements.

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

4.	Transactions with Affiliates and Related Parties

The Company owns 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $43,950 and $81,211 during the quarters ended September 30, 2007 and 2006, respectively, and $125,849 and $220,262 during the nine months ended September 30, 2007 and 2006, respectively. Management believes that sales to Wheeling-Nisshin are made at prevailing market prices. During the nine months ended September 30, 2006, the Company purchased steel slabs from Wheeling-Nisshin, at prevailing market prices, in the amount of $28,585. The Company reported dividends from Wheeling-Nisshin of $7,500 and $10,715 during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had accounts receivable due from Wheeling-Nisshin of $3,794 and $1,853, respectively, and had accounts payable to Wheeling-Nisshin of $456 and $147, respectively.

The Company owns 50.0% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $22,105 and $20,905 during the quarters ended September 30, 2007 and 2006, respectively, and $49,712 and $64,481 during the nine months ended September 30, 2007 and 2006, respectively. Management believes that sales to OCC are made at prevailing market prices. At September 30, 2007 and December 31, 2006, the Company had accounts receivable due from OCC of $9,068 and $3,461, respectively, and had accounts payable to OCC of $99 at September 30, 2007. At September 30, 2007 and December 31, 2006, the Company had a loan receivable due from OCC of $5,375 and $5,625, respectively, which bears interest at a variable rate, which currently approximates 7.7%. The Company recorded interest income on the loan receivable of $136 and $83 during the quarters ended September 30, 2007 and 2006, respectively, and $309 and $309 during the nine months ended September 30, 2007 and 2006, respectively. The Company received principal payments on the loan receivable of $250 and $1,875 during the nine months ended September 30, 2007 and 2006, respectively.

The Company owns a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. Through December 31, 2006, the accounts of MSC were included in the consolidated financial statements of the Company (see Note 16). The Company acquired coke from MSC at cost, as defined by a coke supply agreement, plus 5% through June 2007. Effective July 1, 2007, the Company acquires coke from MSC at cost, as defined by a coke supply agreement, without considering depreciation expense as a cost and without a 5% markup. During the quarter and nine months ended September 30, 2007, the Company acquired coke and coke-related products from MSC in the amount of $31,168 and $90,791, respectively. The Company provides services to MSC under a management agreement and an operating agreement. During the quarter and nine months ended September 30, 2007, the Company billed MSC $9,736 and $29,647, respectively, for such services. At September 30, 2007, the Company had accounts payable to MSC of $9,220 and had accounts receivable due from MSC of $186. As of January 1, 2007, the Company had a note receivable of $4,523 due from MSC, which bore interest at the prime rate, plus 1.25%. The Company recorded interest income on the note receivable of $66 and $206 during the quarter and nine months ended September 30, 2007. The Company received principal payments on the note receivable of $4,523 during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company received dividends from MSC of $2,000 and made capital contributions to MSC of $24,223.

The Company owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting. During the nine months ended

September 30, 2006, the Company received dividends form Feralloy of $147.

The Company owns 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, and 50% of the outstanding common stock of Avalon Metal Roofing and Building Components, LLC (Avalon), a joint venture. These joint ventures are accounted for using the equity method of accounting. The Company had sales to these joint ventures during the quarters ended September 30, 2007 and 2006 of $1,996 and $2,389, respectively, and $3,456 and $3,008 during the nine months ended September 30, 2007 and 2006, respectively. Management believes that sales to these joint ventures are made at prevailing market prices. At September 30, 2007 and December 31, 2006, the Company had accounts receivable due from these joint ventures of $1,810 and $1,369, respectively. During the nine months ended September 30, 2007 and 2006, the Company made capital contributions to these joint ventures of $1,062 (including $1,000 in the form of inventory) and $462, respectively.

During the quarter and nine months ended September 30, 2007, the Company had sales to its proposed business combination partner, Esmark and its affiliates of $3,565 and $14,430, respectively. Management believes that sales to Esmark are made at prevailing market prices. The Company had accounts receivable due from Esmark of $1,004 at September 30, 2007 and had accounts payable to Esmark of $3,196 at September 30, 2007 related to the purchase of steel slabs. During the quarter and nine months ended September 30, 2007, the Company incurred costs under a raw material guarantee agreement with Esmark of $770, which was included in accrued other current liabilities at September 30, 2007.

During the quarter ended September 30, 2007, the Company and Esmark each acquired an initial 50% interest in E2 Acquisition Corporation. The Company’s interest was acquired in exchange for incremental costs incurred of $602 in connection with the formation of E2 Acquisition Corporation. E2 Acquisition Corporation conducted no operations through September 30, 2007. E2 Acquisition Corporation, with substantial additional third party investment, anticipates acquiring the assets of the Sparrows Point steel-making facility during the fourth quarter of 2007. Upon the closing of the Sparrows Point acquisition, it is anticipated that the Company and Esmark will individually and collectively have a small minority interest in E2 Acquisition Corporation.

5.	Insurance Recovery

During the quarter ended September 30, 2007, the Company received $9,500 in final settlement of a business interruption insurance claim relating to an insurable event that occurred in December 2004. This amount was accrued and recorded as a reduction of cost of goods sold during the quarter ended June 30, 2007. In addition, $6,116 was received in partial settlement of this claim during the quarter ended March 31, 2007 which was recorded as a reduction of cost of goods sold in the fourth quarter of 2006. During the nine months ended September 30, 2006, the Company received $12,659 in partial settlement of the same insurance claim. Of this amount, $7,299 was recorded as a reduction of cost of goods sold during the quarter ended March 31, 2006 and $5,360 was recorded as a reduction of cost of goods sold in the fourth quarter of 2005. Business interruption insurance recoveries are recorded in the period in which a sworn statement of proof of loss is received from the insurance carriers or the insurance carrier otherwise acknowledges an obligation to pay and collectibility is assured.

6.	Share-Based Payments

The Company adopted FASB No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2005 and elected to apply the statement using the modified retrospective method.

Non-vested restricted stock:

The Company maintains a non-vested restricted stock plan pursuant to which it granted 500,000 shares of its common stock to selected key employees on July 31, 2003. All shares granted under this plan, net of forfeitures, fully vested in August 2006. In March 2005, the Company granted 10,500 shares of common stock to certain employees under its management stock incentive plan, all of which fully vested in August 2006. No non-vested restricted stock was outstanding at September 30, 2007 and December 31, 2006 and there was no activity relative to non-vested restricted stock during the nine months ended September 30, 2007.

Compensation expense under these plans is measured as being equal to the grant date fair value of the non-vested restricted stock issued, amortized over the vesting or requisite service period for each grant. No compensation expense related to these plans was recognized during the quarter and nine months ended September 30, 2007. Compensation expense related to these plans amounted to $228 and $1,609 during the quarter and six months ended September 30, 2006, respectively.

Stock options:

The Company maintains a management stock incentive plan pursuant to which it granted stock options to non-employee directors of the Company for 6,424 and 5,747 shares of its common stock during the quarters ended September 30, 2007 and 2006, respectively, at an exercise price of $17.13 and $19.14 per share, respectively. The Company granted stock options for 15,655 and 15,947 shares of its of common stock during the nine months ended September 30, 2007 and 2006, respectively, at a weighted average exercise price of $21.09 and $20.40, respectively. The options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. If a non-employee director of the Company terminates association with the Company, outstanding stock options expire within 90 days from the date of such termination if not otherwise exercised. During the nine months ended September 30, 2007, proceeds of $418 were received from the exercise of 21,402 stock options. No stock options were exercised during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, stock options for 15,564 shares of Company common stock expired.

The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. The grant date fair value of stock options granted during the quarters ended September 30, 2007 and 2006 was $7.15 and $11.50 per share, respectively, and the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $12.39 and $14.97, respectively, determined using the following assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average risk-free interest rate	4.64%	4.93%	4.73%	4.98%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	74.61%	82.13%	75.36%	83.40%
Expected life (years)	5	5	5	5

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

A summary of activity under this plan as of September 30, 2007 and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	56,187	$20.58
Granted	15,655	21.09
Exercised	(21,402)	19.53
Expired	(15,564)	26.86

Outstanding, September 30, 2007	34,876	$18.65	$103

Exercisable, September 30, 2007	34,876	$18.65	$103

Compensation expense under this plan is equal to the fair value of the stock options granted on the grant date. The Company recorded compensation expense relative to stock options of $46 and $66 during the quarters ended September 30, 2007 and 2006, respectively, and $194 and $239 during the nine months ended September 30, 2007 and 2006, respectively.

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

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. No stock unit service awards were granted during the quarters ended September 30, 2007 and 2006. The Company granted 212,635 and 145,998 stock unit service awards during the nine months ended September 30, 2007 and 2006, respectively, at a weighted average grant date fair value of $19.52 and $18.86 per stock unit service award, respectively.

The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model. No stock unit performance awards were granted during the quarters ended September 30, 2007 and 2006. The Company granted 103,339 stock unit performance awards during the nine months ended September 30, 2006 at a weighted average grant date fair value of $21.67 per stock unit performance award, determined using the following assumptions:

Average risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	68.00%
Expected life (years)	3
Expected turnover rate	10.00%

A summary of activity under this plan as of September 30, 2007 and changes during the nine months then ended is as follows:

	Units/ Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	282,061	$18.82
Granted	212,635	19.52
Forfeited	(38,646)	20.26
Vested	(69,458)	18.60

Balance, September 30, 2007	386,592	$19.10

Stock unit awards outstanding at September 30, 2007 vest, subject to forfeiture and certain change of control transactions, as follows:

Quarter Ended Grant Date	Stock Unit Type	Units	Vesting Date/Period
March 31, 2006	Service award	17,872	March 31, 2008
March 31, 2006	Service award	8,947	March 31, 2009
March 31, 2006	Performance award	26,814	March 31, 2009
December 31, 2006	Service award	171,000	Annually over three years
March 31, 2007	Service award	84,459	Quarterly through December 31, 2008
March 31, 2007	Service award	47,500	Annually over three years
June 30, 2007	Service award	30,000	Annually over three years

Total		386,592

Compensation expense for stock unit awards is equal to the grant date fair value of the stock unit awards, amortized over the requisite service period for the entire award, using the straight-line method. Compensation expense relative to stock unit awards amounted to $829 and $323 for the quarters ended September 30, 2007 and 2006, respectively, and $2,246 and $611 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, deferred compensation expense relative to stock unit awards amounted to $5,895. This amount will be amortized to expense over the requisite service period for each award.

The Company authorized and issued 500,000 shares of restricted stock under its non-vested restricted stock plan of which 6,666 shares were forfeited and remain available for issuance under the plan. The Company authorized 1,000,000 shares of common stock for issuance under its management stock incentive plan. At

September 30, 2007, 10,500 restricted shares of common stock have been issued under the management stock incentive plan, 85,243 options to acquire shares of common stock have been issued under the plan, net of expirations, and 456,050 stock unit awards have been issued under the plan, net of forfeitures.

7.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$405	$495	$1,215	$1,345
Interest cost	1,515	1,456	4,547	4,368
Expected return on assets	(82)	(102)	(246)	(307)
Amortization of prior service credit	(1,170)	(1,169)	(3,509)	(3,508)
Recognized actuarial loss	237	272	710	814

Net periodic cost	$905	$952	$2,717	$2,712

The Company made payments of $1,209 and $1,093 for other postretirement benefits during the quarters ended September 30, 2007 and 2006, respectively, and $3,542 and $3,498 during the nine months ended September 30, 2007 and 2006, respectively. Due to projected changes in the minimum funding standard, the Company currently expects to make contributions to its defined benefit pension plan of $1,800 during 2007. The Company expects to make payments of $4,683 for other postretirement benefits during 2007.

8.	VEBA and Profit Sharing Expense

The Company incurred no VEBA or profit sharing expense during the quarter and nine months ended September 30, 2007. The Company incurred VEBA and profit sharing expense of $7,440 during the quarter ended September 30, 2006, of which $5,788 was settled by issuing common stock with the remaining portion being settled in cash. The Company incurred VEBA and profit sharing expense of $13,767 during the nine months ended September 30, 2006, of which $10,236 was settled by issuing common stock with the remaining portion being settled in cash.

9.	Termination Costs

During the first quarter of 2007, the Company initiated a voluntary and involuntary termination plan to bring about an overall reduction in and reorganization of the salaried workforce. As a result, the Company incurred $4,363 for termination benefits under these plans during the nine months ended September 30, 2007, of which $2,131 has been paid through September 30, 2007.

10.	Other Income

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Equity income from affiliates	$(467)	$3,974	$5,668	$9,620
Other income	363	775	760	1,783

Total	$(104)	$4,749	$6,428	$11,403

Equity income from affiliates included an equity loss from MSC of $1,433 for the quarter ended September 30, 2007 and included equity income from MSC of $3,446 for the nine months ended September 30, 2007. MSC was accounted for as a consolidated subsidiary of the Company prior to January 1, 2007 (see Note 1).

11.	Income Taxes

The provision for income taxes for the quarter and nine months ended September 30, 2007 resulted from a return-to-accrual adjustment related to the year ended December 31, 2006. Under the provisions of Statement of Position 90-7, the utilization of pre-confirmation net operating loss carryforwards resulted in a deferred tax provision of $196 and a corresponding credit to other intangible assets. Otherwise, no income tax benefit was provided during the quarter and nine months ended September 30, 2007 as it was more likely than not that the losses incurred would not result in a reduction of future income taxes payable.

The Company adopted FASB Interpretation No. (FIN) 48 on January 1, 2007. Based on an analysis prepared by the Company, it was determined that the application of FIN 48 had no material effect on the recorded tax assets or liabilities of the Company. As a result, no cumulative effect adjustment was recorded as of January 1, 2007.

12.	(Loss) Earnings Per Share

For the quarters and nine months ended September 30, 2007 and 2006, a reconciliation of the numerator and denominator for the calculation of basic and diluted (loss) earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Loss) income available to common shareholders	$(56,541)	$17,352	$(158,026)	$24,571

Weighed-average basic shares outstanding	15,354	14,752	15,325	14,600
Dilutive effect of:
Non-vested restricted stock	—	74	—	101
Stock options	—	19	—	14
Stock unit awards	—	127	—	96
Convertible debt	—	—	—	—

Weighed-average diluted shares outstanding	15,354	14,972	15,325	14,811

Basic (loss) earnings per share	$(3.68)	$1.18	$(10.31)	$1.68
Diluted (loss) earnings per share	$(3.68)	$1.16	$(10.31)	$1.66

For the quarters ended September 30, 2007 and 2006, stock options for 34,876 and 29,588 shares of common stock, respectively, at a weighted average exercise price of $18.65 and $25.28 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the nine months ended September 30, 2007 and 2006, stock options for 71,842 and 29,588 shares of common stock, respectively, at a weighted average exercise price of $20.69 and $25.28 per share, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and nine months ended September 30, 2007, 413,378 and 494,696 stock unit awards, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter and nine months ended September 30, 2007, 3,650,000 shares of common stock into which debt is convertible were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

13.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in first-out (LIFO) method for substantially all inventories. Approximately 99% of inventories are valued using the LIFO method. Inventory consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$77,995	$44,189
In-process	211,193	212,315
Finished products	42,684	58,606
Other materials and supplies	47	46

Total current cost	331,919	315,156
Excess of current cost over carrying cost	(90,532)	(102,935)

Carrying cost	$241,387	$212,221

During the quarters and nine months ended September 30, 2007 and 2006, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to decrease operating income by $781 and $404 for the quarters ended September 30, 2007 and 2006, respectively, and to increase operating income by $1,672 and $1,499 for the nine months ended September 30, 2007 and 2006, respectively.

14.	Convertible Debt

On March 16, 2007, the Company issued convertible notes in the amount of $50,000 to certain institutional investors and certain stockholders of the Company. The notes are convertible into common stock of the Company upon consummation of a proposed business combination between the Company and Esmark at a price of $20.00 per share. If the proposed combination with Esmark is not consummated, the notes are convertible, at the option of the holders, into common stock of the Company at any time after December 31, 2007 at an adjusted, fair value conversion price that will not be more than $20.00 per share or less than $15.00 per share. The convertible notes are otherwise payable on November 15, 2008, subject to limitations in the Company’s term loan agreement and revolving credit facility, and accrue interest at an annual rate of 6%, payable quarterly in arrears. If the notes are not converted into common stock of the Company prior to January 1, 2008, interest is retroactively adjusted from the issuance date to 9% per annum. In June 2007, the Company adjusted the conversion price on $5,000 of these convertible notes to a fixed amount of $24.51, retroactively to March 16, 2007.

On the date of issuance of these convertible notes, the fair market value of the Company’s common stock was $24.03 per share. As a result, the beneficial conversion feature applicable to $45,000 of these convertible notes was computed to be $9,067. This amount was recorded as a discount against the face amount of the convertible notes and as a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the term of these convertible notes which amounted to $1,283 and $2,726 for the quarter and nine months ended September 30, 2007, respectively.

On May 8, 2007, the Company issued $23,000 of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes are exchangeable into the common stock of “New Esmark” upon consummation of a combination of the Company and Esmark at a price of $20.00 per share, or, if not consummated, the notes are payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date. If and when the combination of the Company and Esmark occurs, the beneficial conversion feature of these notes will be computed as being equal to the difference between the per share value of New Esmark common stock on the date of the combination and the conversion price of $20.00 per share. This amount will be recorded as interest expense at that time.

15.	Short-term and Long-term Debt

During the nine months ended September 30, 2007, the Company incurred an unexpected substantial net loss, used a substantial amount of cash for operating and investing activities and had a working capital deficiency at September 30, 2007. Further, based on management’s current projected results of operations, it is more likely than not that the Company will not be able to comply with the fixed charge coverage ratio covenant under its term loan agreement, as amended, which will become effective again as of April 1, 2008. Management anticipates that the Company may require additional liquidity in the foreseeable future. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about the Company’s ability to continue as a going concern.

Due to the probability that the Company may not be able to comply with the financial covenant under its term loan facility in the future, amounts outstanding under the Company’s term loan facility, amounting to $149,900, have been reclassified from a long-term obligation and reflected as a short-term obligation in the condensed consolidated balance sheet as of September 30, 2007. Additionally, all other long-term debt subject to cross-default or cross-acceleration provisions, amounting to $73,188, has been reclassified as a short-term obligation as of September 30, 2007, as well as all outstanding convertible debt, net of discount, amounting to $66,659.

The Company’s management does not believe, after consultation with legal counsel, that a material adverse effect has occurred under its loan agreements due to (i.) recent losses, (ii.) the going concern modification included as an explanatory paragraph in its independent registered public accounting firm’s opinion, and/or (iii.) its probable non-compliance with the fixed charge coverage ratio under the term loan agreement, as amended, which will become effective again as of April 1, 2008. However, there can be no assurance that the lenders under the Company’s loan agreements will not determine that one or more of these developments, alone or in combination with future developments, constitute a material adverse effect under its loan agreements. Such a determination would restrict the Company’s ability to borrow under its revolving credit facility and adversely affect its liquidity and financial position. Additionally, the Company’s management believes, after consultation with legal counsel, that no event of default has occurred due to the going concern modification included as an explanatory paragraph in the Company’s independent registered public accounting firm’s opinion.

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

Litigation

Effective March 31, 2007, the Company’s scrap processing and supply agreements with Herman Strauss, Inc. (Strauss) were terminated as a result of a commercial dispute regarding Strauss’ performance under those agreements. Strauss subsequently invoked the arbitration provisions of those agreements, claiming damages of approximately $18,000 associated with the dispute and termination of the agreements. The Company has asserted counter-claims against Strauss which significantly exceed the magnitude of the claims asserted by Strauss, based upon allegations that Strauss committed numerous material breaches of the agreements resulting in significant damages to the Company. The Company is also involved in unrelated litigation with a second scrap supplier, Metal Management, Inc. (MMI), arising out of MMI’s supply of scrap to the Company. Quality issues associated with several grades of scrap supplied to the Company by MMI resulted in the Company rejecting a substantial quantity of shipments of those scrap grades and advising MMI that it would accept no further shipments. MMI immediately commenced action in state court in New York alleging a right for payment of more than $31,000 (subsequently amended to $28,222) for all past and future deliveries of scrap under purchase orders issued by the Company. The Company continued to accept delivery of scrap conforming to specification and has, since the filing of that action, issued payments in excess of $11,722 to MMI. As to MMI’s assertion that it is entitled to payment for delivered and undelivered scrap products which the Company asserts is not in compliance with specification, the Company is vigorously defending MMI’s claim and will, in its responsive pleadings, assert counterclaims against MMI. In light of the nature of these disputes and the significant counterclaims asserted by the Company, current information would suggest that it is neither probable nor reasonably possible that a liability has been incurred as of September 30, 2007. As a result, no amount has been accrued as of September 30, 2007 relative to these suits.

On July 2, 2007, a jury awarded the Company and MSC $119,850 in compensatory damages and $100,000 in punitive damages in a lawsuit the Company filed in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between the Company and CWVEC. Post-trial motions were heard by the trial judge on July 30, 2007 and, by order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24,054 and subsequently, on September 4, 2007, the trial judge denied Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4,500. Taking into account both the pre-judgment interest and the award in favor of Massey on its counterclaim, the amount of the judgment entered in the trial court totals approximately $239,404. Massey has stated publicly that it intends to appeal this verdict. No amounts have been accrued as of September 30, 2007 relative to this matter.

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

The Company estimates that demands for stipulated penalties and fines for post-petition events and activities through September 30, 2007 could total up to $3,098, which has been fully reserved by the Company. These claims arise from instances in which the Company exceeded post-petition consent decree terms, including: (a) $2,244 related to a January 30, 1996 USEPA consent decree for the Company’s coke oven gas desulphurization facility contributed to MSC; (b) $618 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for the Company’s coke oven gas desulphurization facility contributed to MSC; and (d) $135 related to a 1992 USEPA consent order for other water discharges issues. The Company may have defenses to certain of these exceedances.

In September 2000, the Company entered into a consent order with the West Virginia Department of Environmental Protection wherein the Company agreed to remove contaminated sediments from the bed of the Ohio River. The Company estimates the cost of removal of the remaining contaminated sediments to be $1,397 at September 30, 2007, which has been fully reserved by the Company. The Company currently expects this work to be substantially complete by the end of 2007.

The Company is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved the Company’s investigation work plan and field activities were completed in 2004. The Company submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an initial estimate of the range of the possible cost to remediate, the Company has reserved $4,611 for such remediation measures.

The Company also accrued $400 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility contributed to MSC.

In July 2005, an environmental liability was identified regarding the potential for migration of subsurface oil from historical operations into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $962 is expected to be made during 2007 to address this environmental liability, which has been fully reserved by the Company.

Total accrued environmental liabilities amounted to $10,468 and $10,511 at September 30, 2007 and December 31, 2006, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $5,000.

Commitments

In June 2005, the Company entered into a contract to purchase up to 20,000 tons of metallurgical coal on behalf of MSC each month for the period from August 2006 through May 2007 at a price of $94.50 per ton. MSC reimburses the Company for the cost of coal delivered under the contract. Payments for delivery of coal under this contract totaled $1,672 during the quarter ended September 30, 2006 and $12,720 and $4,785 during the nine months ended September 30, 2007 and 2006, respectively.

The Company entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires the Company to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $2,613 and $3,660 during the quarters ended September 30, 2007 and 2006, respectively, and $7,807 and $9,470 during the nine months ended September 30, 2007 and 2006, respectively.

The Company entered into a 20-year contract in 1999, which was amended in 2003 and requires the Company to purchase steam and electricity each month or pay a minimum monthly charge of approximately $500, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $3,398 and $3,526 during the quarters ended September 30, 2007 and 2006, respectively, and $10,537 and $9,695 during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, a maximum termination payment of approximately $27,750 would have been required to terminate the contract.

Under terms of MSC’s joint venture agreement, the Company and SNA Carbon have agreed to refurbish a coke plant facility owned by MSC. The Company is committed to make additional capital contributions of $777 to MSC in years subsequent to 2007.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

18.	Subsequent Events

On October 31, 2007, the Company amended its revolving credit agreement to provide for, among other things, access to up to an additional $10.0 million of borrowing availability, provided that there is sufficient excess collateral to support such borrowings. The amendment reinstates access to an additional $10.0 million of excess collateral, which by previous agreement was reduced by that amount effective October 1, 2007. Such additional access is available through December 14, 2007 or five business days after completion of the combination with Esmark, whichever occurs first. The amendment also provides authorization for the Company to complete the Esmark transaction, provided that such transaction occurs on or before November 30, 2007 and requires that substantially all net proceeds from the purchase and put rights features of the combination be used to repay the Company’s revolving credit facility. Upon completion of the combination, the commitment termination date of the agreement would be reset to December 31, 2007.

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

CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$10,375	$—	$10,375
Trade accounts receivables	—	157,949	—	157,949
Inventories	—	241,387	—	241,387
Other current assets	122	11,519	—	11,641

Total current assets	122	421,230	—	421,352
Intercompany receivables	50,000	11,366	(61,366)	—
Investments and advances in affiliates	142,059	130,811	(142,059)	130,811
Property, plant and equipment, net	2,255	442,614	—	444,869
Other non-current assets	896	28,901	—	29,797

Total assets	$195,332	$1,034,922	$(203,425)	$1,026,829

Liabilities and stockholders’ equity
Accounts payable	$—	$184,834	$—	$184,834
Short-term debt, including current portion	—	398,467	—	398,467
Convertible debt	43,659	23,000		66,659
Other current liabilities	2,718	94,560	—	97,278

Total current liabilities	46,377	700,861	—	747,238
Intercompany payable	11,366	50,000	(61,366)	—
Long-term debt	—	6,256	—	6,256
Other non-current liabilities	122	135,746	—	135,868
Stockholders’ equity	137,467	142,059	(142,059)	137,467

Total liabilities and stockholders’ equity	$195,332	$1,034,922	$(203,425)	$1,026,829

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Assets
Cash and cash equivalents	$—	$21,842	$—	$21,842
Trade accounts receivables	—	138,513	—	138,513
Inventories	—	212,221	—	212,221
Other current assets	122	27,789	—	27,911

Total current assets	122	400,365	—	400,487
Intercompany receivables	—	10,778	(10,778)	—
Investments and advances in affiliates	295,914	53,585	(295,914)	53,585
Property, plant and equipment, net	2,255	623,955	—	626,210
Restricted cash	—	2,163	—	2,163
Other non-current assets	896	39,204	—	40,100

Total assets	$299,187	$1,130,050	$(306,692)	$1,122,545

Liabilities and stockholders’ equity
Accounts payable	$—	$99,536	$—	$99,536
Short-term debt	—	110,000	—	110,000
Other current liabilities	2,094	115,918	—	118,012

Total current liabilities	2,094	325,454	—	327,548
Intercompany payable	10,778	—	(10,778)	—
Long-term debt	—	254,961	—	254,961
Other non-current liabilities	122	147,431	—	147,553
Minority interest	—	106,290	—	106,290
Stockholders’ equity	286,193	295,914	(295,914)	286,193

Total liabilities and stockholders’ equity	$299,187	$1,130,050	$(306,692)	$1,122,545

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Quarter Ended September 30, 2007

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$393,028	$—	$393,028
Cost of sales	—	409,573	—	409,573
Depreciation and amortization expense	—	9,985	—	9,985
Selling, administrative and general expense	786	18,074	—	18,860

Operating loss	(786)	(44,604)	—	(45,390)
Interest expense	(1,941)	(9,568)	658	(10,851)
Other (loss) income, including equity earnings of affiliates	(53,814)	(347)	54,057	(104)

Loss before income taxes	(56,541)	(54,519)	54,715	(56,345)
Income tax benefit	—	196	—	196

Net loss	$(56,541)	$(54,715)	$54,715	$(56,541)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Quarter Ended September 30, 2006

	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$482,731	$—	$482,731
Cost of sales	—	427,401	—	427,401
Depreciation and amortization expense	—	9,315	—	9,315
Selling, administrative and general expense	1,390	19,365	—	20,755

Operating income	(1,390)	26,650	—	25,260
Interest expense	—	(6,788)	—	(6,788)
Other income, including equity earnings of affiliates	18,742	4,749	(18,742)	4,749

Income before income taxes	17,352	24,611	(18,742)	23,221
Income tax provision	—	6,341	—	6,341

Income before minority interest	17,352	18,270	(18,742)	16,880
Minority interest	—	472	—	472

Net income	$17,352	$18,742	$(18,742)	$17,352

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$1,257,726	$—	$1,257,726
Cost of sales	—	1,300,129	—	1,300,129
Depreciation and amortizaton expense	—	28,801	—	28,801
Selling, administrative and general expense	3,005	59,506	—	62,511

Operating loss	(3,005)	(130,710)	—	(133,715)
Interest expense	(4,351)	(27,817)	1,625	(30,543)
Other income including equity earnings of affiliates	(150,670)	6,185	150,913	6,428

Loss before income taxes	(158,026)	(152,342)	152,538	(157,830)
Income tax benefit	—	196	—	196

Net loss	$(158,026)	$(152,538)	$152,538	$(158,026)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Income Data
Net sales	$—	$1,413,634	$—	$1,413,634
Cost of sales	—	1,280,903	—	1,280,903
Depreciation and amortizaton expense	—	26,452	—	26,452
Selling, administrative and general expense	3,885	57,945	—	61,830

Operating income	(3,885)	48,334	—	44,449
Interest expense	—	(19,963)	—	(19,963)
Other income including equity earnings of affiliates	28,571	11,403	(28,571)	11,403

Income before income taxes	24,686	39,774	(28,571)	35,889
Income tax provision	115	11,459	—	11,574

Income before minority interest	24,571	28,315	(28,571)	24,315
Minority interest	—	256	—	256

Net income	$24,571	$28,571	$(28,571)	$24,571

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2007
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$(418)	$(37,371)	$—	$(37,789)

Investing activities:
Capital expenditures	—	(21,388)	—	(21,388)
Investment and advances to affiliates	—	(36,046)	—	(36,046)
Loan to subsidiary	(50,000)	—	50,000	—
Other	—	5,983	—	5,983

Net cash used in investing activities	(50,000)	(51,451)	50,000	(51,451)

Financing activities:
Net borrowings	50,000	79,648	(50,000)	79,648
Change in book overdraft	—	(2,293)	—	(2,293)
Issuance of common stock	418	—	—	418

Net cash provided by financing activities	50,418	77,355	(50,000)	77,773

Net decrease in cash and cash equivalents	—	(11,467)	—	(11,467)
Cash and cash equivalents, beginning of period	—	21,842	—	21,842

Cash and cash equivalents, end of period	$—	$10,375	$—	$10,375

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2006
	WPC and Subsidiary Guarantors	WPSC	Consolidating and Eliminating Entries	WPC Consolidated
Net cash used in operating activities	$—	$(38,928)	$—	$(38,928)

Investing activities:
Capital expenditures	—	(81,910)	—	(81,910)
Change in restricted cash used to fund capital expenditures	—	7,027	—	7,027
Other	—	1,935	—	1,935

Net cash used in investing activities	—	(72,948)	—	(72,948)

Financing activities:
Net borrowings	—	70,327	—	70,327
Change in book overdraft	—	(10,120)	—	(10,120)
Minority interest investment in subsidiary	—	60,000	—	60,000

Net cash provided by financing activities	—	120,207	—	120,207

Net increase in cash and cash equivalents	—	8,331	—	8,331
Cash and cash equivalents, beginning of period	—	8,863	—	8,863

Cash and cash equivalents, end of period	$—	$17,194	$—	$17,194

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We, through WPSC, our wholly-owned principal operating subsidiary, produce flat rolled steel products for converters and processors and steel service centers, and the construction, agriculture and container industries. Our product offerings are focused predominantly on higher value-added finished steel products such as cold rolled products, fabricated products and tin and zinc coated products. Higher value-added products comprised 56.4% of our shipments during the first nine months of 2007. In addition, we produce hot rolled steel products, which represent the least processed of our finished goods. The commissioning of our Consteel® electric arc furnace (EAF), along with the de-commissioning of one of our two blast furnaces, has transformed our operations from an integrated producer of steel to a hybrid producer with characteristics of both an integrated producer and a mini-mill.

WCC, an operating division of WPSC, manufactures our fabricated steel products for the construction, agricultural and highway industries. WCC products represented 21.9% of our steel tonnage shipped during the first nine months of 2007. WPSC also has ownership interests in three significant joint ventures. Wheeling-Nisshin and OCC, which together consumed 16.4% of our steel tonnage shipped during the first nine months of 2007, in the aggregate represented 14.0% of our net sales for the first nine months of 2007. Wheeling-Nisshin and OCC produce value-added steel products from materials and products primarily supplied by us. MSC owns and operates the coke plant facility that we contributed to it. MSC sells the coke produced by the coke plant to us and our joint venture partner.

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

Recent Developments

Operating Loss and Liquidity

We incurred an operating loss of $45.4 million during the third quarter of 2007. At September 30, 2007, $165.9 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $25.9 million. At September 30, 2007, we had liquidity and capital resources of $38.6 million, consisting of cash and cash equivalents of $10.4 million and $28.2 million of availability under our revolving credit facility.

During the nine months ended September 30, 2007, we incurred an unexpected substantial net loss, used a substantial amount of cash for operating and investing activities and had a working capital deficiency at September 30, 2007. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Management anticipates that we may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, we have been able to obtain relief from such covenants. At this time, however, management cannot assure that it will be able to obtain such covenant relief or that we will be able to improve our results of operations or obtain additional financing. In the event the combination with Esmark is consummated, the term loan must be paid-off by April 1, 2008 and such covenant would no longer be applicable. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about our ability to continue as a going concern.

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

Production, Shipments and Pricing

Our EAF produced 298,874 tons of liquid steel during the third quarter of 2007 and our basic oxygen furnace produced 276,759 tons of liquid steel during the third quarter of 2007, yielding 557,484 tons of steel slab production. During the third quarter of 2007, we purchased 43,540 tons of steel slabs and 18,500 tons of hot and cold-rolled steel coils. Our steel shipments during the third quarter of 2007 totaled 557,809 tons. Steel prices decreased during the third quarter of 2007, with the average per ton selling price of our hot-rolled steel decreasing from $529 per ton in June 2007 to $504 per ton in September 2007.

Raw Materials Critical raw material inputs, principally iron ore, pig iron and purchased slabs reflected price increases during the third quarter of 2007 as compared to the second quarter of 2007. The cost of coke, scrap and natural gas decreased during the third quarter of 2007 as compared to the second quarter of 2007.

Credit Arrangements and Covenant Compliance

On October 31, 2007, we amended our revolving credit agreement to provide for, among other things, access to up to an additional $10.0 million of borrowing availability, provided that there is sufficient excess collateral to support such borrowings. The amendment reinstates access to an additional $10.0 million of excess collateral, which by previous agreement was reduced by that amount effective October 1, 2007. Such additional access is available through December 14, 2007 or five business days after completion of the combination with Esmark, whichever occurs first. The amendment also provides authorization for us to complete the Esmark transaction, provided that such transaction occurs on or before November 30, 2007 and requires that substantially all net proceeds from the purchase and put rights features of the combination be used to repay our revolving credit facility. Upon completion of the combination, the commitment termination date of the agreement would be reset to December 31, 2007. We and Esmark expect to arrange for permanent financing for New Esmark prior to December 31, 2007 that will replace our current revolving credit agreement and our term loan agreement.

Under the terms of our revolving credit agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.0:1 (computed based on the four most recently completed quarters) or maintain minimum borrowing availability of $50.0 million at all times for quarters ending through September 30, 2008 and for periods after October 1, 2008. We were in compliance with the financial covenant under our revolving credit agreement, as amended, as of September 30, 2007.

Under the terms of our term loan agreement, as amended, we are required to maintain a consolidated fixed charge coverage ratio, effective as of the first day following the end of the period of four consecutive quarters of at least (i) 1.1:1 for quarters ending March 31, 2008 through September 30, 2009, (ii) 1.2:1 for quarters ending December 31, 2008 through September 30, 2008, and (iii) 1.3:1 for quarters ending December 31, 2009 through June 30, 2010. We were not required to comply with any financial covenant under our term loan agreement, as amended, as of September 30, 2007.

During the nine months ended September 30, 2007, we incurred an unexpected substantial net loss, used a substantial amount of cash for operating and investing activities and had a working capital deficiency at September 30, 2007. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Management anticipates that we may require additional financing in the foreseeable future. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008.

Merger Proposal

On March 16, 2007, we entered into a definitive agreement and plan of merger and combination with Esmark. On October 22, 2007, the agreement was amended to adjust the timing of the put rights and the purchase rights called for in the agreement so that the exercise and election of such rights occurs prior to the closing of the combination. As amended, the agreement provides that our stockholders as of the election deadline will have the option to elect to receive one of the following for their shares of our common stock: (1) the right to elect to receive $20.00 per share in cash (a “put right”) subject to a maximum of $150.0 million being paid for all exercised put elections; (2) a share for share exchange in the parent company of us and Esmark after the combination (New Esmark) plus a right to purchase newly issued shares of New Esmark common stock at $19.00 per share (a “purchase right”) subject to a maximum of $200.0 million worth of New Esmark’s common stock (at such $19.00 price) being purchased under the purchase rights; or (3) a share for share exchange for New Esmark common stock. As a condition to the closing of the combination, Franklin Mutual Advisers, LLC (Franklin) and New Esmark will enter into a standby purchase agreement that will require Franklin to purchase any of the foregoing unexercised purchase rights (up to a maximum of $200.0 million) and that, in any event, will obligate New Esmark to provide Franklin a minimum of $50.0 million in purchase rights. In each case, Franklin’s purchase rights are exercisable at a $19.00 per share price. Both the put and purchase rights elections are subject to pro ration if the elections exceed the specified amounts.

The transactions contemplated by the definitive agreement are subject to stockholder approval at a stockholders’ meeting scheduled to take place November 27, 2007.

RESULTS OF OPERATIONS

Quarter ended September 30, 2007 versus quarter ended September 30, 2006

Net sales for the third quarter of 2007 totaled $393.0 million as compared to net sales of $482.7 million for the third quarter of 2006. Net sales for the third quarter of 2007 included $5.6 million from the sale of excess raw materials and net sales for the third quarter of 2006 included $15.7 million from the sale of coke to our joint venture partner. Net sales of steel products for the third quarter of 2007 totaled $387.4 million on steel shipments of 557,809 tons, or $695 per ton. Net sales of steel products for the third quarter of 2006 totaled $467.0 million on steel shipments of 609,730 tons, or $766 per ton. The decrease in net sales was due to a decrease in the average selling price of steel products of $71 per ton, a decrease in sales volume and a decrease in the sale of non-steel products.

Cost of sales for the third quarter of 2007 totaled $409.6 million as compared to cost of sales of $427.4 million for the third quarter of 2006. Cost of sales for the third quarter of 2007 included the cost of excess raw materials sold of $6.1 million and cost of sales for the third quarter of 2006 included the cost of coke sold of $14.1million.

Cost of sales of steel products sold during the third quarter of 2007 totaled $403.5 million, or $723 per ton. Cost of sales of steel products sold during the third quarter of 2006 totaled $413.3 million, or $678 per ton. The overall decrease in the cost of steel products sold of $9.8 million resulted principally from an increase in the cost of steel products sold of $45 per ton, offset by a decrease in sales volume. The increase in the per ton cost to produce steel products resulted principally from a decrease in volume, costs associated with a planned outage in July 2007 and changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of iron ore and pig iron increased during the third quarter of 2007 as compared to the third quarter of 2006, offset, in part, by a decrease in the cost of coke during the third quarter of 2007 as compared to the third quarter of 2006.

Depreciation expense for the third quarter of 2007 amounted to $10.0 million as compared to $9.3 million for the third quarter of 2006.

Selling, general and administrative expense for the third quarter of 2007 amounted to $18.9 million as compared to $20.8 million for the third quarter of 2006. Selling, general and administrative costs decreased principally due to a decrease in real and personal property taxes resulting from changes in local tax law and the deconsolidation of MSC.

Interest expense for the third quarter of 2007 amounted to $10.9 million as compared to $6.8 million for the third quarter of 2006. Average indebtedness outstanding for the third quarter of 2007 approximated $467.6 million as compared to $398.6 million for the third quarter of 2006, and the average rate of interest on all debt outstanding approximated 7.7% during the third quarter of 2007 as compared to 6.8% during the third quarter of 2006. Interest expense increased due to an increase in the amount of debt outstanding, an increase in the average rate of interest on debt outstanding and the amortization of debt discount on convertible debt during the third quarter of 2007 as compared to the third quarter of 2006.

Other loss for the third quarter of 2007 totaled $0.1 million as compared to other income of $4.7 million for the third quarter of 2006. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates decreased $4.4 million during the third quarter of 2007 as compared to the third quarter of 2006. Interest and other income decreased $0.4 million during the third quarter of 2007 as compared to the third quarter of 2006, principally due to the deconsolidation of MSC.

A provision for income taxes of $0.2 million was provided during the third quarter of 2007 resulting from a return-to-accrual adjustment related to the year ended December 31, 2006. Otherwise, no benefit for income taxes was provided during the third quarter of 2007 as it was not more likely than not that the tax benefit associated with the losses incurred would result in a reduction of future income taxes payable. The provision for income taxes for the third quarter of 2006 totaled $6.3 million.

As of January 1, 2007, the accounts of MSC were no longer included in our consolidated financial statements. As a result, no minority interest was recorded during the third quarter of 2007. The minority interest in the loss of MSC for the third quarter of 2006 totaled $0.5 million.

The net loss for the third quarter of 2007 amounted to $56.5 million as compared to net income of $17.4 million for the third quarter of 2006. The basic and diluted loss per share was $3.68 for the third quarter of 2007 as compared to basic and diluted earnings per share of $1.18 and $1.16 for the third quarter of 2006, respectively.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 totaled $1,257.7 million as compared to net sales of $1,413.6 million for the nine months ended September 30, 2006. Net sales for the nine months ended

September 30, 2007 included $5.6 million from the sale of excess raw materials and net sales for the nine months ended September 30, 2006 included $45.5 million from the sale of coke to our joint venture partner. Net sales of steel products for the nine months ended September 30, 2007 totaled $1,252.1 million on steel shipments of 1,846,294 tons, or $678 per ton. Net sales of steel products for the nine months ended September 30, 2006 totaled $1,368.1 million on steel shipments of 1,898,342 tons, or $721 per ton. The decrease in net sales was due to a decrease in the average selling price of steel products of $43 per ton, a decrease in sales volume and a decrease in the sale of non-steel products.

Cost of sales for the nine months ended September 30, 2007 totaled $1,300.1 million as compared to cost of sales of $1,280.9 million for the nine months ended September 30, 2006. Cost of sales for the nine months ended September 30, 2007 included the cost of excess raw materials sold of $6.1 million and was reduced by insurance recoveries of $9.5 million related to prior year claims. Cost of sales for the nine months ended September 30, 2006 included the cost of coke sold of $38.8 million and was reduced by insurance recoveries of $7.9 million related to prior year claims.

Cost of sales of steel products sold during the nine months ended September 30, 2007 totaled $1,303.5 million, or $706 per ton. Cost of sales of steel products sold during the nine months ended September 30, 2006 totaled $1,250.0 million, or $658 per ton. The overall increase in the cost of steel products sold of $53.5 million resulted principally from an increase in the cost of steel products sold of $48 per ton, offset by a decrease in sales volume. The increase in the per ton cost to produce steel products resulted principally from a decrease in volume, planned and unplanned outages during 2007 and from changes in the cost of certain raw materials and fuels used in our steelmaking process. The cost of iron ore, scrap, pig iron and zinc increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, offset, in part, by a decrease in the cost of natural gas during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. We also incurred $1.7 million in charges related to severance costs during the nine months ended September 30, 2007.

Depreciation expense for the nine months ended September 30, 2007 amounted to $28.8 million as compared to $26.5 million for the nine months ended September 30, 2006.

Selling, general and administrative expense for the nine months ended September 30, 2007 amounted to $62.5 million as compared to $61.8 million for the nine months ended September 30, 2006. Selling, general and administrative costs increased principally due to an increase of $2.9 million in severance costs during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, offset by a decrease in share-based compensation and a reduction in real and personal property taxes resulting from changes in local tax law and the deconsolidation of MSC.

Interest expense for the nine months ended September 30, 2007 amounted to $30.5 million as compared to $20.0 million for the nine months ended September 30, 2006. Average indebtedness outstanding for the nine months ended September 30, 2007 approximated $441.6 million as compared to $396.0 million for the nine months ended September 30, 2006, and the average rate of interest on all debt outstanding approximated 7.3% during the nine months ended September 30, 2007 as compared to 6.7% during the nine months ended September 30, 2006. Interest expense increased due to an increase in the amount of debt outstanding, an increase in the average rate of interest on debt outstanding and the amortization of debt discount on convertible debt during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 also included a $1.5 million charge for costs incurred in connection with a product financing arrangement.

Other income for the nine months ended September 30, 2007 totaled $6.4 million as compared to $11.4 million for the nine months ended September 30, 2006. Other income consists primarily of equity earnings from affiliates and interest and other income. Equity earnings from affiliates decreased $4.0 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Interest and other income decreased $1.0 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, principally due to the deconsolidation of MSC.

A provision for income taxes of $0.2 million was provided during the third quarter of 2007 resulting from a return-to-accrual adjustment related to the year ended December 31, 2006. Otherwise, no benefit for income taxes was provided during the nine months ended September 30, 2007 as it was not more likely than not that the tax benefit associated with the losses incurred would result in a reduction of future income taxes payable. The provision for income taxes for the nine months ended September 30, 2006 totaled $11.6 million.

As of January 1, 2007, the accounts of MSC were no longer included in our consolidated financial statements. As a result, no minority interest was recorded during the nine months ended September 30, 2007. The minority interest in the loss of MSC for the nine months ended September 30, 2006 totaled $0.3 million.

The net loss for the nine months ended September 30, 2007 amounted to $158.0 million as compared to net income of $24.6 million for the nine months ended September 30, 2006. The basic and diluted loss per share was $10.31 for the nine months ended September 30, 2007 as compared to basic and diluted earnings per share of $1.68 and $1.66 for the nine months ended September 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

During the nine months ended September 30, 2007, we used $37.8 million of cash flow from operating activities, consisting of a net loss of $158.0 million, offset by non-cash items of $38.4 million, a $79.6 million decrease in working capital and a $2.2 million change in non-current items.

Working capital decreased as the result of a $107.2 million increase in accounts payable, a $20.8 million increase in other current liabilities and a $14.1 million decrease in other current assets, offset by a $23.7 million increase in accounts receivable and a $38.8 million increase in inventory at September 30, 2007 as compared to December 31, 2006. Accounts payable increased principally due to our obtaining payment terms on scrap purchases from our new scrap suppliers, terms on purchased slabs and coils and an increase in raw material purchases during September 2007 as compared to December 2006. Other current liabilities increased principally as the result of an increase in accrued severance costs and other payroll costs at September 30, 2007 as compared to December 31, 2006 and a $7.1 million obligation related to the settlement of an unfavorable sales contract. Other current assets decreased as a result of the receipt of a business interruption claim accrued at December 31, 2006 and received during the first quarter of 2007 and a decrease in prepaid raw material balances. Accounts receivable increased principally due to an increase in sales for September 2007 as compared to December 2006. Inventory increased principally due to an increase in scrap inventory during the nine months ended September 30, 2007, principally as a result of the termination of our previous scrap supply agreement which provided for vendor stocking of this raw material and an increase in slab inventory.

During the nine months ended September 30, 2006, we used $38.9 million in cash flow from operating activities consisting of $121.5 million from changes in working capital, offset by net income of $24.6 million, non-cash items of $51.5 million and a $6.5 million change in non-current items.

Cash Flow from Investing Activities

During the nine months ended September 30, 2007, capital expenditures used $21.4 million in cash flow, investments in affiliates used $24.9 million in cash flow, cash transferred to MSC upon deconsolidation used $11.2 million in cash flow and other investing activities provided $6.0 million in cash flow.

During the nine months ended September 30, 2006, capital expenditures and changes in restricted cash used to fund capital expenditures used $74.8 million in cash flow and other investing activities provided $1.9 million in cash flow.

Cash Flow from Financing Activities

During the nine months ended September 30, 2007, net borrowings, including book overdrafts, provided $77.4 million in cash flow and the issuance of common stock provided $0.4 million in cash flow.

During the nine months ended September 30, 2006, the minority interest in MSC provided $60.0 million in cash flow and net borrowings, including book overdrafts, provided $60.2 million in cash flow.

Liquidity and Capital Resources

Liquidity is provided under our amended and restated $225.0 million revolving credit facility. At September 30, 2007, we had liquidity and capital resources of $38.6 million, consisting of cash and cash equivalents of $10.4 million and $28.2 million of availability under our revolving credit facility.

Liquidity and capital resources decreased by $4.9 million during the nine months ended September 30, 2007. As a result of amendments to our revolving credit facility during 2007, our borrowing availability increased by $45.0 million. This increase was offset by an increase in borrowings and letters of credit outstanding under our revolving credit facility of $49.7 million and a decrease in cash and cash equivalents of $0.2 million. Borrowings under our revolving credit facility increased principally due to cash flow used in operating and investing activities, including capital expenditures and capital contributions to MSC.

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

If we fail to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, we are required to maintain minimum borrowing availability of $50.0 million at all times during the succeeding quarter. However, if the consolidated fixed charge coverage ratio is not met at the end of the preceding quarter, we are allowed to access excess collateral, if available, as additional borrowing availability under the revolving credit agreement. Such excess collateral, if available, is limited to $50.0 million through December 14, 2007 or five business days after our combination with Esmark, whichever occurs first, $40.0 million during the remaining portion of 2007, with such $40.0 million amount decreasing by $5.0 million per quarter thereafter through the third quarter of 2008 with no access to excess collateral being available after November 1, 2008.

At September 30, 2007, $165.9 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $25.9 million. As of September 30, 2007, we failed to meet the consolidated fixed charge coverage ratio of 1.0:1. We were in compliance with the financial covenant under our amended and restated revolving credit facility as of September 30, 2007 as a result of maintaining minimum borrowing availability of $50.0 million. As a result, we will be required to maintain $50.0 million of minimum borrowing availability during the fourth quarter of 2007 and our maximum borrowing capacity under the facility, including outstanding letters of credit, will be limited to $225.0 million through December 14, 2007 or five business days after our combination with Esmark, whichever occurs first, and will be limited to $215.0 million for the remaining portion of 2007.

At October 31, 2007, $150.0 million was outstanding under our revolving credit agreement and we had outstanding letters of credit of $25.2 million. At October 31, 2007, we had estimated liquidity and capital resources of $53.8 million, consisting of cash and cash equivalents of $4.5 million and $49.3 million of estimated availability under our revolving credit facility.

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

Management does not believe, after consultation with legal counsel, that a material adverse effect has occurred under our loan agreements due to (i.) recent losses, (ii.) the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion, and/or (iii.) our probable non-compliance with the fixed charge coverage ratio under the term loan agreement, as amended, which will become effective again as of April 1, 2008. However, there can be no assurance that the lenders under our loan agreements will not determine that one or more of these developments, alone or in combination with future developments, constitute a material adverse effect under our loan agreements. Such a determination would restrict our ability to borrow under our revolving credit facility and adversely affect our liquidity and financial position. Additionally, management believes, after consultation with legal counsel, that no event of default has occurred due to the going concern modification included as an explanatory paragraph in our independent registered public accounting firm’s opinion.

The terms of our revolving credit facility and other significant debt obligations are discussed more fully below.

$250 Million Term Loan Agreement

In August 2003, WPSC entered into a $250.0 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which is guaranteed, in part, by the Emergency Steel Loan Guarantee Board (Loan Board) and the West Virginia Housing Development Fund as described below. However, if the agent for the term loan lenders is unable or unwilling, in its sole discretion, to re-offer certain tranches of the term loan as of November 1, 2008, the maturity date for each tranche of the term loan will be November 1, 2008. The agent is required to provide us notice on or before May 1, 2008 as to whether it will undertake to re-offer certain tranches of the term loan. If the agent does not re-offer such tranches, we must repay an amount equal to all outstanding amounts under the term loan agreement on August 1, 2008.

Effective March 16, 2007, the term loan agreement was amended to waive compliance with the requirement to maintain minimum borrowing availability of $50.0 million at all times or to maintain a minimum fixed charge coverage ratio. The agreement was further amended to eliminate the leverage and interest coverage ratios for the duration of the agreement. In place of these covenants, a standalone fixed charge coverage ratio will take effect as of April 1, 2008 and for each quarter thereafter. To effect the amendment, we agreed to use the proceeds from the issuance of $50.0 million of convertible debt to make a principal prepayment of $37.5 million under our term loan agreement, representing satisfaction of the next six quarterly principal payments due under the term loan agreement and to use the remaining proceeds for general corporate purposes. We also agreed to amend the existing $12.5 million standby letter of credit, previously posted in favor of the term loan lenders, to $11.0 million to cover interest payment obligations to April 1, 2008. The letter of credit will decline as such interest payments are made. The term loan lenders and Loan Board also agreed to waive the excess cash flow mandatory repayment provisions of the agreement, increase the annual amount of permitted capital expenditures for 2007 and 2008, increase the amount of permitted indebtedness, and provide various administrative amendments with regard to activities related to MSC. The amendment also provides authorization for us to complete the Esmark transaction. As part of the amendment, we also agreed, subject to consummation of the combination with Esmark, to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation and to release the Loan Board of any further obligation under the Federal guarantee as well as the West Virginia Housing Development Fund, the State guarantor, of any further obligation under the state guarantee. In the event that the combination with Esmark is not consummated, we agreed to change the final maturity date of the loan from August 1, 2014 to August 1, 2010.

Interest on borrowings is calculated based on either LIBOR or the prime rate using varying spreads as defined for each of the three tranches in the agreement. The blended rate of interest was approximately 6.5% at September 30, 2007. At September 30, 2007, $149.9 million was outstanding under the term loan. The term loan, as amended, is payable in quarterly installments of $6.25 million, commencing with the third quarter of 2008. However, we are obligated to make a final payment to the agent of the outstanding balance of the term loan on August 1, 2008 if such loan is not re-offered. Additionally, subject to consummation of the combination with Esmark, we are obligated to repay or refinance the term loan in full on the later of April 1, 2008 or the date of such consummation.

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

On March 16, 2007, the revolving credit agreement was amended to allow us to access collateral in excess of the $225.0 million commitment under the facility. If the minimum fixed charge coverage ratio is not met by us at the end of any quarter and excess collateral, as defined by the agreement, is available, we will be able to access up to $45.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount and we will be required to maintain at least $50.0 million of borrowing availability at all times. The incremental amount of borrowing availability of up to $45.0 million will decrease by $5.0 million each quarter commencing with the fourth quarter of 2007 through the third quarter of 2008, and will be limited, thereafter, to up to $25.0 million through, but not beyond, November 1, 2008. On that date and thereafter, the previous requirement that we maintain minimum borrowing availability of $50.0 million at all times without access to collateral beyond the $225.0 million amount of the facility, or to maintain a minimum fixed charge coverage ratio, will again be applicable. As a result, we will be able to access up to $40.0 million of such excess collateral as additional borrowing availability over and above the $225.0 million commitment amount through the fourth quarter of 2007. Provided that sufficient collateral will support such borrowings, we will be permitted to borrow up to $215.0 million under the facility during the fourth quarter of 2007 and at reduced amounts thereafter. The amendment also provided for lender approval for the issuance of $50.0 million of convertible debt and an increase in the annual amount of permitted capital expenditures.

On May 9, 2007, the revolving credit agreement was further amended to allow us to access an additional $5.0 million of collateral in excess of the $225.0 million commitment under the facility through the third quarter of 2007.

On October 31, 2007, we amended our revolving credit agreement to provide for, among other things, access to up to an additional $10.0 million of borrowing availability, provided that there is sufficient excess collateral to support such borrowings. The amendment reinstates access to an additional $10.0 million of excess collateral, which by previous agreement was reduced by that amount effective October 1, 2007. Such additional access is available through December 14, 2007 or five business days after completion of the combination with Esmark, whichever occurs first. The amendment also provides authorization for us to complete the Esmark transaction, provided that such transaction occurs on or before November 30, 2007 and requires that substantially all net proceeds from the purchase and put rights features of the combination be used to repay our revolving credit facility. Upon completion of the combination, the commitment termination date of the agreement would be reset to December 31, 2007. We and Esmark expect to arrange for permanent financing for New Esmark prior to December 31, 2007 that will replace our current revolving credit agreement and our term loan agreement.

Interest on borrowings is calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. The blended rate of interest was approximately 7.7% at September 30, 2007. At September 30, 2007, $165.9 million was outstanding under our revolving credit agreement, and we had outstanding letters of credit of $25.9 million.

Convertible Debt

On March 16, 2007, we issued convertible notes in the amount of $50,000 to certain institutional investors and certain stockholders of us and Esmark, as well as to affiliates of James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman. The notes are convertible into our common stock upon consummation of a proposed business combination between us and Esmark at a price of $20.00 per share. If the proposed combination with Esmark is not consummated, the notes are convertible, at the option of the holders, into our common stock at any time after December 31, 2007 at an adjusted, fair value conversion price that will not be more than $20.00 per share or less than $15.00 per share. The convertible notes are otherwise payable on November 15, 2008, subject to limitations in our term loan agreement and revolving credit facility, and accrue interest at an annual rate of 6%, payable quarterly in arrears. If the notes are not converted into our common stock prior to January 1, 2008, interest is retroactively adjusted from the issuance date to 9% per annum. In June 2007, we adjusted the conversion price on $5,000 of these convertible notes to a fixed amount of $24.51, retroactively to March 16, 2007.

On May 8, 2007, we issued $23.0 million of senior unsecured exchangeable promissory notes in a private placement to certain unrelated institutional investors. Pursuant to the terms of the notes, the notes are exchangeable into the common stock of “New Esmark” upon consummation of a combination of us and Esmark at a price of $20.00 per share, or, if not consummated, the notes are payable in cash on November 15, 2008. Interest is payable in cash at an annual rate of 6%, payable quarterly in arrears. In the event that the combination is not consummated by January 1, 2008 or extended under the terms of the notes, the annual rate of interest will increase to 14% computed retroactively to the issuance date.

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

$20 Million Series B Notes

In August 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20.0 million in settlement of claims under our bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, us, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association, and Bank One, N.A., respectively. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. We are subject to, and are currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Our investments in six of our joint ventures, Wheeling-Nisshin, OCC, MSC, Feralloy, Jensen Bridge and Avalon, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, we have an obligation to support their working capital requirements. However, we believe it is unlikely that those joint ventures will require our working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2007, the total of our future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due (Dollars in millions)
	Total		Remainder of 2007	2008 to 2009	2010 to 2011	Thereafter
Long-term debt	$299.9	(1)	$2.1	$225.7	$72.1	$—
Interest on long-term debt	47.3	(2)	5.6	35.2	6.5	—
Capital leases	5.6	(3)	0.1	1.7	1.4	2.4
Long-term operating leases	18.2		1.0	6.8	5.3	5.1
Other long term liabilities:
Steelworker Pension Trust	11.2	(4)	3.0	8.2	—	—
OPEB	27.8	(5)	1.2	11.7	14.9	—
Coal miner retiree medical	1.5		—	0.2	0.1	1.2
Workers’ compensation	24.6	(6)	1.4	11.6	11.6	—
Purchase commitments:
Oxygen supply	86.0	(7)	2.7	20.0	23.2	40.1
Electricity	78.1	(8)	1.9	15.0	14.0	47.2
Coal	2.1	(9)	2.1	—	—	—
Capital commitments	12.9	(10)	4.4	8.5	—	—
Capital contribution - MSC	0.8		—	0.8	—	—

Total	$616.0		$25.5	$345.4	$149.1	$96.0

1.	Represents scheduled principal payments on existing indebtedness (excluding short-term debt), without giving consideration to the reclassification of certain long-term debt as current obligations as discussed in Note 15.

2.	Represents estimated interest payments on existing long-term debt, including amortization of debt discount of $6.3 million on convertible debt.

3.	Represents scheduled principal payments on existing capital lease obligations.

4.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.

5.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and includes the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2011.

6.	Amounts reflect our current estimate of corporate cash outflows for workers’ compensation and excludes the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2011.

7.	We entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.

8.	We entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires us to purchase steam and electricity each month or pay a minimum monthly charge of approximately $0.5 million, subject to increases for inflation, and a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. At September 30, 2007, a maximum termination payment of $27.7 million would have been required to terminate the contract.

9.	In 2004, we amended our contract to purchase coal each month to a minimum monthly charge of approximately $0.7 million. The term of the contract expires on December 31, 2007.

10.	Amounts reflect contractual commitments for capital expenditures as of September 30, 2007.

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

For the nine months ended September 30, 2007, we spent $21.4 million on capital expenditures and we expect to spend approximately $3.6 million on capital expenditures during the remaining portion of 2007.

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

During the nine months ended September 30, 2007, we incurred no VEBA or profit sharing obligation.

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

Upon establishment of the plan, we contributed 4,000,000 shares of common stock to the VEBA trust (Initial Shares). Of these shares, 2,000,000 shares of common stock were designated as being creditable against any future contributions due under clause (ii) of the Variable Contribution formula described above to the extent that we elect to make the variable contribution in our common stock. The number of “creditable” shares of common stock was subsequently reduced from 2,000,000 shares to 1,600,000 shares as the result of the sale by the VEBA trust of an aggregate of 400,000 shares in 2004. As of September 30, 2007, 1,289,158 shares of common stock remain creditable to reduce future contributions of common stock due under clause (ii) of the Variable Contributions formula described above. The number of shares of our common stock creditable against contributions due under clause (ii) of the Variable Contribution formula is determined by dividing the amount of the contribution due by the average closing price of our common stock for the 10 trading days immediately preceding the date the contribution is due.

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

During the nine months ended September 30, 2007, no variable contributions were incurred.

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

During the nine months ended September 30, 2007, no profit sharing obligation was incurred.

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

During the nine months ended September 30, 2007, no profit sharing obligation was incurred.

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

Fresh Start Reporting

In accordance with SOP 90-7, effective as of July 31, 2003, we adopted “Fresh Start Reporting” for our reorganized company and recorded assets and liabilities at their fair values. Enterprise value was estimated using discounted cash flow methodologies and analysis of comparable steel companies.

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

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, in May 2007. FSP No. 48-1 amended FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This staff position had no material impact on the Company’s financial statements.

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

Commodity Price Risk and Related Risks

We are exposed to market risk or price fluctuation related to the sale of steel products. Approximately 35% of our sales are made as contract business (agreements in excess of three months), with approximately 65% of sales being made at spot prices. We do not use derivative instruments to hedge market risk relative to changing steel prices.

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

We manage interest rate risk relative to our debt portfolio by using a combination of fixed-rate and variable-rate debt. At September 30, 2007, approximately 65% of the aggregate principal amount of our debt outstanding was at fixed rates with the balance outstanding under variable rates. Since our portfolio of debt is comprised principally of fixed-rate instruments, the fair value of debt is relatively sensitive to the effects of interest rate fluctuations. Our sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of our debt portfolio would only unfavorably affect our earnings and cash flows to the extent that we would choose to repurchase all or a portion of our fixed-rate debt at prices above carrying value. Additionally, our interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase our annual interest expense by approximately $1.7 million.

Credit Risk

Counterparties expose us to credit risk in the event of non-performance. We continually review the creditworthiness of our counterparties.

Foreign Currency Exchange Risk

We have limited exposure to foreign currency exchange risk as almost all of our transactions are denominated in U.S. dollars.

Other Risk

Our collective bargaining agreement with the USW, covering approximately 2,400 employees, expires on September 1, 2008.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also effective to insure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

As of September 30, 2007, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On June 6, 2007, Herman Strauss, Inc. (Strauss) commenced an arbitration proceeding against us arising out of the termination, in the first quarter of 2007, of three agreements dated April 8, 2004, between us and Strauss relating to the supply and processing of steel scrap by Strauss. That termination arose out of the failure to resolve several issues, including workplace safety practices, billing issues and other significant matters, relating to Strauss’ performance under those agreements. Strauss alleges damages of approximately $18.0 million associated with the dispute and termination of the agreements. In our responsive filing, we have asserted substantial claims arising out of Strauss’ performance and practices under the agreements.

On June 7, 2007, Metal Management, Inc. (MMI) filed a complaint against us in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by us to MMI for steel scrap. The litigation filed by MMI was in response to our June 4, 2007 written notification that, due to an unacceptable number of scrap quality deficiencies, we were rejecting and would accept no further deliveries of several grades of steel scrap. The June 4, 2007 notice of default was preceded by several weeks of efforts by us to react to, and mitigate injuries arising out of, these steel scrap quality deficiencies. We also advised MMI on June 4, 2007 that, subject to compliance with specifications, we would continue to accept delivery of, and make timely payment for, the two remaining scrap grades ordered by us. MMI alleges a right for payment of more than $31.0 million (subsequently amended to $28.2 million) for all past and future deliveries of scrap under purchase orders issued by us. To date, we have made payments of over $34.6 million to MMI for steel scrap ($11.7 million of which were made subsequent to MMI commencing litigation). A significant portion of the claim asserted in MMI’s lawsuit is for scrap that was rejected as a result of the unacceptable number of scrap quality deficiencies as well as for amounts that are not yet due under existing contractual terms. We will file a responsive pleading in due course and intend to vigorously assert our claims relative to MMI’s failure to comply with scrap specifications.

In April 2005 we filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between us and CWVEC. On June 9, 2006, the court granted leave to allow us to amend our complaint to add fraud claims, to add Massey as a defendant and to add MSC as a co-plaintiff. The trial of this matter commenced on May 29, 2007. After a four week trial, on July 2, 2007, the jury awarded us and MSC $119.85 million in compensatory damages and $100.0 million in punitive damages. Post-trial motions were heard by the trial judge on July 30, 2007 and, by order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24.1 million and subsequently, on September 4, 2007, the trial judge denies Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4.5 million. Taking into account both the pre-judgment interest and the award in favor of Massey on its counterclaim, the amount of the judgment entered in the trial court totals approximately $239.4 million. Massey has stated publicly that it intends to appeal this verdict.

Item 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from the information set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have experienced recent substantial losses, have used a substantial amount of cash, may need additional liquidity in the foreseeable future and have received a going concern modification in the report of our independent registered public accounting firm

During the nine months ended September 30, 2007, we incurred an unexpected substantial net loss, used a substantial amount of cash for operating and investing activities and had a working capital deficiency at

September 30, 2007. In addition, restrictions in our revolving credit agreement prevent us from making full use of our available inventory and receivables as eligible collateral. Further, based on management’s current projected results of operations, it is more likely than not that we will not be able to comply with the fixed charge coverage ratio covenant under our term loan agreement, as amended, which will become effective again as of April 1, 2008. In the past, we have been able to obtain relief from such covenants. At this time, however, management cannot assure whether it will be able to obtain such covenant relief. Management anticipates that we may require additional liquidity in the foreseeable future. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2006 that indicated that there is substantial doubt about our ability to continue as a going concern.

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

Dated: November 6, 2007